Form 10-Q
period 1999-07-04
TRUE TEMPER SPORTS INC
filed 1999-08-18
CIK 1078547

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 4, 1999

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER XXX-XXXXX

                            ------------------------

                            TRUE TEMPER SPORTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                          3949                         52-2112620
(STATE OF OTHER JURISDICTION OF  (PRIMARY STANDARD INDUSTRIAL          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)    CLASSIFICATION CODE NUMBER)       IDENTIFICATION NUMBER)

                             8275 TOURNAMENT DRIVE
                                   SUITE 200
                            MEMPHIS, TENNESSEE 38125
                           TELEPHONE: (901) 746-2000
  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]     No [X].

     As of July 4, 1999 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TRUE TEMPER SPORTS, INC.

                                     INDEX

                                                                                  PAGE
                                                                                  ----
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements
                                                                                     3
                  Condensed Statements of Operations for the three and six
                  month periods ended July 4, 1999 (Unaudited) and June 28,
                  1998 (Unaudited)............................................
                                                                                     4
                  Condensed Balance Sheets as of July 4, 1999 (Unaudited) and
                  December 31, 1998...........................................
                                                                                     5
                  Condensed Statements of Cash Flows for the six month periods ended July 4, 1999 (Unaudited) and June 28, 1998
                  (Unaudited).................................................
                                                                                     6
                  Notes to Condensed Financial Statements (Unaudited).........
         Item 2.  Management's Discussion and Analysis of Financial Condition        8
                  and Results of Operations...................................
         Item 3.  Quantitative and Qualitative Disclosures About Market             12
                  Risk........................................................
PART     OTHER INFORMATION
  II.
         Item 1.  Legal Proceedings...........................................      13
         Item 2.  Changes in Securities and Use of Proceeds...................      13
         Item 3.  Defaults Upon Senior Securities.............................      13
         Item 4.  Submission of Matters to a Vote of Security Holders.........      13
         Item 5.  Other Information...........................................      13
         Item 6.  Exhibits and Reports on Form 8-K............................      13
Signatures....................................................................      15
Exhibit Index.................................................................      16

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                     FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                            ENDED                   ENDED
                                                     --------------------    -------------------
                                                     JULY 4,     JUNE 28,    JULY 4,    JUNE 28,
                                                       1999        1998       1999        1998
                                                     --------    --------    -------    --------
Net sales..........................................  $27,144     $27,638     $50,550    $ 52,870
Cost of sales......................................   16,694      17,569      30,923      33,054
                                                     -------     -------     -------    --------
     GROSS PROFIT..................................   10,450      10,069      19,627      19,816
Selling, general and administrative expenses.......    4,151       4,114       8,120       8,018
Amortization of goodwill...........................      675         616       1,351       1,232
Write-off of goodwill..............................       --          --          --      40,000
Restructuring costs................................      245          --         378          --
                                                     -------     -------     -------    --------
     OPERATING INCOME (LOSS).......................    5,379       5,339       9,778     (29,434)
Interest expense...................................    3,559          --       7,317          --
Other expenses (income), net.......................      (30)          7         (29)         59
                                                     -------     -------     -------    --------
     INCOME (LOSS) BEFORE INCOME TAXES.............    1,850       5,332       2,490     (29,493)
Income taxes.......................................      971       2,260       1,482       4,461
                                                     -------     -------     -------    --------
     NET INCOME (LOSS).............................  $   879     $ 3,072     $ 1,008    $(33,954)
                                                     =======     =======     =======    ========

            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                JULY 4,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................   $  3,815        $  2,265
  Receivables, net..........................................     14,369          12,591
  Inventories...............................................     11,717          10,986
  Prepaid expenses and other current assets.................      1,356           1,611
                                                               --------        --------
     Total current assets...................................     31,257          27,453
Property, plant and equipment, net..........................     20,939          21,991
Goodwill, net...............................................     78,382          79,733
Deferred tax assets.........................................     54,400          55,822
Other assets................................................      4,698           4,627
                                                               --------        --------
     Total assets...........................................   $189,676        $189,626
                                                               ========        ========
             LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt.........................   $  1,150        $    900
  Accounts payable..........................................      5,522           7,785
  Accrued expenses and other liabilities....................      9,229           7,561
                                                               --------        --------
     Total current liabilities..............................     15,901          16,246
Long-term debt less the current portion.....................    135,769         136,406
Other liabilities...........................................      2,119           2,095
                                                               --------        --------
     Total liabilities......................................    153,789         154,747
STOCKHOLDER'S EQUITY
  Common stock -- par value $0.01 per share; authorized
     1,000 shares; issued and outstanding 100 shares........         --              --
  Additional paid in capital................................     40,326          40,326
  Accumulated deficit.......................................     (4,439)         (5,447)
                                                               --------        --------
     Total stockholder's equity.............................     35,887          34,879
                                                               --------        --------
     Total liabilities and stockholder's equity.............   $189,676        $189,626
                                                               ========        ========

            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                  FOR THE SIX
                                                                 MONTHS ENDED
                                                              -------------------
                                                              JULY 4,    JUNE 28,
                                                               1999        1998
                                                              -------    --------
OPERATING ACTIVITIES
  Net income (loss).........................................  $ 1,008    $(33,954)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................    3,032       2,869
     Amortization of deferred financing costs...............      292          --
     Write-off of goodwill..................................       --      40,000
     Gain on disposal of property, plant and equipment......      (25)         --
     Deferred taxes.........................................    1,422          --
     Changes in operating assets and liabilities, net.......   (2,708)     (5,123)
                                                              -------    --------
       Net cash provided by operating activities............    3,021       3,792
INVESTING ACTIVITIES
  Purchase of property, plant and equipment.................     (681)     (1,032)
  Proceeds from the sales of property, plant and
     equipment..............................................       32          --
                                                              -------    --------
       Net cash used in investing activities................     (649)     (1,032)
FINANCING ACTIVITIES
  Principal payments on bank debt...........................     (388)         --
  Principal payments on capital leases......................      (62)         --
  Payment of debt issuance costs............................      (78)         --
  Other.....................................................     (294)         --
  Net proceeds to former parent company.....................       --      (3,784)
                                                              -------    --------
       Net cash used in financing activities................     (822)     (3,784)
Net increase (decrease) in cash.............................    1,550      (1,024)
Cash at beginning of period.................................    2,265       1,299
                                                              -------    --------
Cash at end of period.......................................  $ 3,815    $    275
                                                              =======    ========

            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

1) BASIS OF PRESENTATION

     The accompanying unaudited financial statements of True Temper Sports, Inc. ("True Temper" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998. In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for interim periods.

     The Company's fiscal year begins on January 1 and ends on December 31 of each year. During the course of the year the Company closes its books on a monthly and quarterly basis following a 4,4,5 week closing calendar. Since the Company uses Sunday as the last day of each period (with the exception of December) the number of days in the first and fourth quarters of any given year can vary depending on which day of the week January 1st falls on.

2) RECENT ACCOUNTING PRONOUNCEMENT

     In June 1999, FASB Statement 137, "Accounting for Derivative Instruments and Hedging Activity-Deferral of the Effective Date of FASB Statement 133", was issued. This Statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has only limited involvement with derivative financial instruments, and does not use them for trading purposes. This new accounting statement is not expected to have a material impact on the Company's financial statements.

3) 1998 RESTRUCTURING PROGRAM

     In December 1998, the Company announced a restructuring program, the principal component of which is the consolidation of the Company's Olive Branch, Mississippi composite manufacturing operations into its El Cajon, California facility. The El Cajon facility was acquired in connection with the Company's acquisition of substantially all the assets of Grafalloy Corporation on October 26, 1998. In the second quarter of 1999 the Company completed its shutdown of the Olive Branch facility and its expansion of the El Cajon facility by approximately 25,000 square feet. The remainder of the restructuring program will be completed over a period of approximately 6 months, and is being undertaken to reduce fixed overhead and better leverage the fixed investment the Company has in the composite business.

     In the fourth quarter of 1998, as part of the restructuring program, an accrual of $1,350 was established primarily to cover costs associated with exiting the Olive Branch, Mississippi facility. As of July 4, 1999, direct charges to this accrual totaled $133, of which $54 was recorded during the second quarter of 1999.

     In addition, the Company recorded restructuring expenses of $133 and $245 during the first and second quarters of 1999, respectively, related to the transition of manufacturing from the Olive Branch facility to the El Cajon facility.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

4) INVENTORIES

                                                              JULY 4,    DECEMBER 31,
                                                               1999          1998
                                                              -------    ------------
Raw materials...............................................  $ 2,095      $ 2,395
Work in process.............................................    3,211        2,460
Finished goods..............................................    6,411        6,131
                                                              -------      -------
Total.......................................................  $11,717      $10,986
                                                              =======      =======

5) SEGMENT REPORTING

     The Company operates in two reportable business segments: golf shafts and specialty tubing. The Company's reportable segments are based on the type of product manufactured and the application of that product in the marketplace. The golf shaft segment manufactures and sells steel and composite golf club shafts for use exclusively in the golf industry. The specialty tubing segment manufactures and sells high strength, high tolerance tubular components for bicycle, automotive and recreational sport markets. The company evaluates the performance of these segments based on segment sales and gross profit. The Company has no inter-segment sales.

                                                 FOR THE THREE           FOR THE SIX
                                                 MONTHS ENDED           MONTHS ENDED
                                              -------------------    -------------------
                                              JULY 4,    JUNE 28,    JULY 4,    JUNE 28,
                                               1999        1998       1999        1998
                                              -------    --------    -------    --------
Net sales:
  Golf shafts...............................  $25,993    $26,474     $48,526    $50,790
  Specialty tubing..........................    1,151      1,164       2,024      2,080
                                              -------    -------     -------    -------
     Total..................................  $27,144    $27,638     $50,550    $52,870
                                              =======    =======     =======    =======
Gross profit:
  Golf shafts...............................  $10,195    $ 9,714     $19,163    $19,151
  Specialty tubing..........................      255        355         464        665
                                              -------    -------     -------    -------
     Total..................................  $10,450    $10,069     $19,627    $19,816
                                              =======    =======     =======    =======

     Following is a reconciliation of total reportable segment gross profit to total Company income (loss) before income taxes:

                                               FOR THE THREE           FOR THE SIX
                                               MONTHS ENDED           MONTHS ENDED
                                            -------------------    -------------------
                                            JULY 4,    JUNE 28,    JULY 4,    JUNE 28,
                                             1999        1998       1999        1998
                                            -------    --------    -------    --------
Total reportable segment gross profit.....  $10,450    $10,069     $19,627    $ 19,816
Less:
  SG&A expenses...........................    4,151      4,114       8,120       8,018
  Amortization of goodwill................      675        616       1,351       1,232
  Write-off of goodwill...................       --         --          --      40,000
  Restructuring costs.....................      245         --         378          --
  Interest expense........................    3,559         --       7,317          --
  Other expenses, net.....................      (30)         7         (29)         59
                                            -------    -------     -------    --------
Total Company income (loss) before income
  taxes...................................  $ 1,850    $ 5,332     $ 2,490    $(29,493)
                                            =======    =======     =======    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the more detailed information in our 1998 Annual Financial Statements, including the notes thereto, appearing most recently in Amendment No. 4 to Form S-4 which was declared effective by the SEC on June 10, 1999.

RESULTS OF OPERATIONS

     The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                             FOR THE 3 MONTHS ENDED    FOR THE 6 MONTHS ENDED
                                             ----------------------    ----------------------
                                             JULY 4,       JUNE 28,    JULY 4,       JUNE 28,
                                              1999           1998       1999           1998
                                             -------       --------    -------       --------
Net sales..................................   100.0%        100.0%      100.0%        100.0%
Cost of sales..............................    61.5          63.6        61.2          62.5
Gross profit...............................    38.5          36.4        38.8          37.5
SG&A expenses..............................    15.3          14.9        16.1          15.2
Amortization of goodwill...................     2.5           2.2         2.7           2.3
Write-off of goodwill......................     0.0           0.0         0.0          75.7
Restructuring costs........................     0.9           0.0         0.7           0.0
     Operating income (loss)...............    19.8          19.3        19.3         (55.7)
Interest expenses..........................    13.1           0.0        14.5           0.0
Other expenses, net........................    (0.1)          0.0        (0.1)          0.1
     Income (loss) before income taxes.....     6.8          19.3         4.9         (55.8)
Income taxes...............................     3.6           8.2         2.9           8.4
     Net income (loss).....................     3.2%         11.1%        2.0%        (64.2)%
Other Information:
EBITDA.....................................    25.4%         24.4%       25.3%        25.4%
Adjusted EBITDA............................    28.2%         24.4%       27.4%        25.4%

  SECOND QUARTER ENDED JULY 4, 1999 COMPARED TO THE SECOND QUARTER ENDED JUNE 28, 1998:

     NET SALES for the second quarter of 1999 decreased $0.5 million, or (1.8%), to $27.1 million from $27.6 million in the second quarter of 1998. Golf shaft sales decreased $0.5 million, or (1.8%), to $26.0 million in the second quarter of 1999 from $26.5 million in the second quarter of 1998. This decrease in sales was driven by decreased unit sales for both the premium and commercial steel shaft products. We attribute this decline in steel shaft sales to the general softness in the entire golf equipment industry and the resulting buildup of inventory in both the original equipment manufacturer ("OEM") and distributor channels. Graphite shaft sales increased in the second quarter of 1999 with the incremental volume from our acquisition of Grafalloy. Specialty tubing sales were flat at $1.2 million in the second quarter of each year.

     Net sales to international customers decreased $0.6 million, or (15.2%), to $3.5 million in the second quarter of 1999 from $4.1 million in the second quarter of 1998. This decrease was driven primarily by sales declines in Europe, which appears to be experiencing the same industry softness that the U.S. has seen.

     GROSS PROFIT for the second quarter of 1999 increased $0.4 million, or 3.8%, to $10.5 million from $10.1 million in the second quarter of 1998. Gross profit as a percentage of net sales increased to 38.5% in the second quarter of 1999 from 36.4% in the second quarter of 1998. Although sales decreased slightly overall during the second quarter, we experienced an improvement in margin, due in part to favorable product mix. Steel shafts experienced a trend towards higher margin premium shafts at the expense of the lower margin commercial steel shafts. We also experienced a favorable profit margin trend in graphite as the premium mix improved with sales of ProLite and EI-70.

     In addition, gross profit margin improved from selling price changes, ongoing cost reduction programs and the initial benefits derived from the consolidation of our graphite shaft manufacturing operations into one facility.

     In the second quarter of 1999 we paid a ratification bonus of $0.4 million to the union members at our steel golf shaft plant in Mississippi. This ratification bonus was paid in conjunction with a new four-year collective bargaining agreement that expires in June 2003. Excluding the impact of this ratification bonus, gross profit for the second quarter of 1999 would have increased $0.8 million, or 7.8%, to $10.9 million from $10.1 million in the second quarter of 1998, and gross profit as a percentage of net sales would have increased to 40.0% from 36.4%.

     SELLING, GENERAL AND ADMINISTRATIVE expenses increased $.1 million, or 0.9%, to $4.2 million in the second quarter of 1999 from $4.1 million in the second quarter of 1998. SG&A as a percentage of net sales increased to 15.3% in the second quarter of 1999 from 14.9% in the second quarter of 1998. The increase in SG&A spending reflects the impact of adding the Grafalloy operations, primarily offset by the cost savings from restructuring and integration programs as well as other cost reduction initiatives.

     OPERATING INCOME for the second quarter of 1999 increased by $0.1 million, to $5.4 million from $5.3 million in the second quarter of 1998. Operating income as a percentage of net sales increased to 19.8% in the second quarter of 1999 from 19.3% in the second quarter of 1998. In addition to the impact on operating income from the gross profit and SG&A items discussed above, the 1999 operating income was negatively impacted by restructuring costs of $0.2 million related to the consolidation of our composite manufacturing operations. Excluding the impact of these restructuring costs, and the union ratification bonus discussed above, operating income would have increased by $.7 million, or 12.8%, to $6.0 million in 1999 from $5.3 million in 1998, and operating income as a percentage of net sales would have increased to 22.2% from 19.3%.

     INTEREST EXPENSE for the second quarter of 1999 increased to $3.6 million from $0 in the second quarter of 1998. In 1998, while we were owned by Black & Decker, none of Black & Decker's consolidated indebtedness was directly attributable to the assets of True Temper, and accordingly no debt of Black & Decker or related interest expense was allocated to True Temper. Subsequent to the September 30, 1998 recapitalization of True Temper Corporation, our parent company, we began to record interest expense related to our $100 million in senior subordinated notes and $37.5 million senior credit facilities.

     INCOME TAXES for the second quarter of 1999 decreased by $1.3 million to $1.0 million from $2.3 million in the second quarter of 1998. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the pre-tax income added back for the non-deductible portion of goodwill amortization and the incremental tax rate for state and foreign income tax purposes.

     NET INCOME for the second quarter of 1999 decreased by $2.2 million to $0.9 million from $3.1 million in the second quarter of 1998. This decrease is reflective of the profit impact from the items described above. Excluding the impact of the restructuring costs and the union ratification bonus, net income would have decreased by $1.8 million to $1.3 million in 1999 from $3.1 million in 1998.

  SIX MONTH PERIOD ENDED JULY 4, 1999 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 28, 1998:

     NET SALES for the first six months of 1999 decreased $2.3 million, or (4.4%), to $50.6 million from $52.9 million in the first six months of 1998. Golf shaft sales decreased $2.3 million, or (4.5%), to $48.5 million in the first six months of 1999 from $50.8 million in the first six months of 1998. This decrease in sales was driven by decreased unit sales for both the premium and commercial steel shaft products. We attribute this decline in steel shaft sales to the general softness in the entire golf equipment industry and the resulting build up of inventory in both the OEM and distributor channels. Graphite shaft sales increased in the first six months of 1999 with the incremental volume from our acquisition of Grafalloy. Specialty tubing sales were relatively flat during the first six months of 1999, compared to the same period in 1998.

     Net sales to international customers decreased $1.3 million, or (15.9%), to $7.0 million in the first six months of 1999 from $8.4 million in the first six months of 1998. This decrease was driven primarily by sales declines in Europe, which appears to be experiencing the same industry softness that the U.S. has seen.

     While 1999 year to date sales remain below 1998 sales for the same period, the trend over the first six months of 1999 has shown signs of improvement. Net sales for the first quarter of 1999 decreased $1.8 million, or (7.2%), from the same period in 1998; while net sales for the second quarter of 1999 decreased $.5 million, or (1.8%), from the same period in 1998.

     GROSS PROFIT for the first six months of 1999 decreased $.2 million, or (1.0%), to $19.6 million from $19.8 million in the first six months of 1998. Year to date gross profit as a percentage of net sales increased to 38.8% in 1999 from 37.5% in 1998. Although sales decreased slightly overall during the first six months of 1999, we experienced an improvement in margin, due in part to favorable product mix. Steel shafts experienced a trend towards higher margin premium shafts at the expense of the lower margin commercial steel shafts. We also experienced a favorable profit margin trend in graphite as the premium mix improved with sales of ProLite and EI-70.

     In the second quarter of 1999 we paid a ratification bonus of $0.4 million to the union members at our steel golf shaft plant in Mississippi. This ratification bonus was paid in conjunction with a new four-year collective bargaining agreement that expires in June 2003. Excluding the impact of this ratification bonus, gross profit for the first six months of 1999 would have increased $0.2 million, or 1.1%, to $20.0 million from $19.8 million in the first six months of 1998, and gross profit as a percentage of net sales would have increased to 39.6% from 37.5%.

     SELLING, GENERAL AND ADMINISTRATIVE expenses increased $.1 million, or 1.3%, to $8.1 million in the first six months of 1999 from $8.0 million in the first six months of 1998. Year to date SG&A as a percentage of net sales increased to 16.1% in 1999 from 15.2% in 1998. The increase in SG&A spending reflects the impact of adding the Grafalloy operations, primarily offset by the cost savings from restructuring and integration programs as well as other cost reduction initiatives.

     OPERATING INCOME for the first six months of 1999 increased by $39.2 million, to $9.8 million of operating income from an operating loss of $29.4 million in the first six months of 1998. In addition to the impact on operating income from the gross profit and SG&A items discussed above, the 1998 operating income was negatively impacted by a $40.0 million write-off of True Temper's goodwill. This write-off was recorded in January 1998 by Black & Decker (True Temper's former parent company). Also, the 1999 operating income was negatively impacted by restructuring costs of $0.4 million related to the consolidation of our composite manufacturing operations. Excluding the impact of the 1998 goodwill write-off, the 1999 restructuring costs and the 1999 union ratification bonus (discussed above), operating income would have been flat at $10.6 million, and operating income as a percentage of net sales would have increased to 20.9% from 20.0%.

     INTEREST EXPENSE for the first six months of 1999 increased to $7.3 million from $0 in the first six months of 1998. In 1998, while we were owned by Black & Decker, none of Black & Decker's consolidated indebtedness was directly attributable to the assets of True Temper, and accordingly no debt of Black & Decker or related interest expense was allocated to True Temper. Subsequent to the September 30, 1998 recapitalization of True Temper Corporation, our parent company, we began to record interest expense related to our $100.0 million in senior subordinated notes and $37.5 million in senior credit facilities.

     INCOME TAXES for the first six months of 1999 decreased by $3.0 million to $1.5 million from $4.5 million in the first six months of 1998. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the pre-tax income added back for the non-deductible portion of goodwill amortization and the goodwill write-off, and the incremental tax rate for state and foreign income tax purposes.

     NET INCOME for the first six months of 1999 increased by $35.0 million to net income of $1.0 million from a net loss of $34.0 million in the first six months of 1998. This increase is reflective of the profit impact from the items described above. Excluding the impact of the 1998 goodwill write-off, the 1999 restructuring costs and the 1999 union ratification bonus, net income would have decreased by $4.5 million to $1.5 million in 1999 from $6.0 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

  Six Month Period Ended July 4, 1999 Compared to the Six Month Period Ended June 28, 1998

     In the first six months of 1999, our cash provided by operating activities decreased by $.8 million to $3.0 million from $3.8 million in the first six months of 1998. This decrease was driven primarily by the incremental cash interest payments in 1999 offset by lower cash requirements for working capital needs during the first six months of 1999.

     The $3.0 million of cash provided from operations during the first six months of 1999 was generated from $5.7 million in earnings from operations offset by $2.7 million in uses for working capital needs. While the $3.8 million of cash provided from operations during the first six months of 1998 was generated from $8.9 million in earnings from operations offset by $5.1 million in uses for working capital needs.

     In addition, we used $.7 million of cash to invest in property, plant and equipment during the first six months of 1999, compared to the $1.0 million we spent in the first six months of 1998.

     We also repaid $.4 million of the principal on our senior credit facility. At this time we expect future cash provided by operating activities to fund our current and long term cash requirements for working capital needs, investments in machinery and equipment, and both the principal and interest payments on our debt. However, since there can be no assurance of future performance, we have the entire $20.0 million revolving credit facility available for future cash requirements.

MANAGEMENT INFORMATION SYSTEMS AND THE IMPACT OF THE YEAR 2000

     As discussed more fully in the section titled "MANAGEMENT INFORMATION SYSTEMS AND THE IMPACT OF THE YEAR 2000", included in our Registration Statement on Form S-4 (Amendment No. 4) which was declared effective by the SEC on June 10, 1999, we have developed a comprehensive action plan to minimize the impact of year 2000 ("Y2K") issues in our business. The plan is designed to address the year 2000 Y2K issues arising from systems that are internal and external to our business operations. It includes assessment, testing, remediation and subsequent re-testing and monitoring of date sensitive systems and processes. Additionally, where it is deemed necessary, contingency plans have been and continue to be developed for specific, critical aspects of our operations that may be impacted by the Y2K problem.

     As of July 4, 1999, there have been no significant changes to the schedule or timing for completion of our Y2K preparedness plan. No significant concerns or issues have developed during the first six months of 1999 that were not considered in our original plan. We plan to complete the re-test phase of our preparedness plan in the third quarter of 1999.

     While we believe that we have adequately addressed the potential Y2K problem, the fact remains that we may or may not incur a material adverse impact to our business operations depending on the magnitude and duration of any disruptions to our internal systems and/or the systems of our trading partners. Management believes that the diversity of our customer and vendor base reduces the overall exposure and expects that the consequences of any unsuccessful remediation will not be significant. However, there can be no assurance that our efforts or those of other entities will be successful, or that any potential failure would not have a material adverse effect on our operating results or financial condition.

FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by our Company. This document may include forward-looking statements. All statements which address operating performance, events or developments that we expect, plan, believe, hope, wish, forecast, predict, intend or anticipate will occur in the future are forward looking statements within the meaning of the Act.

     The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. However there are many risk factors, including but not limited to, the general state of the economy, the Company's ability to execute its plans, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in our Company's forward-looking statements. Additional information concerning the Company's risk factors is contained from time to time in the Company's Securities and Exchange Commission (the "SEC") filings; including but not limited to Amendment No. 4 to the Company's Form S-4 Registration Statement which was declared effective by the SEC on June 10, 1999.

NOTES

     EBITDA represents operating income plus depreciation, amortization and goodwill write-off.

     ADJUSTED EBITDA represents operating income plus depreciation, amortization, goodwill write-off, restructuring costs, management services fee and the union ratification bonus.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information concerning our market risks is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 1998 Annual Report, included in Amendment No. 4 to the Company's Form S-4 Registration Statement which was declared effective by the SEC on June 10, 1999.

     This information has been omitted from this report as there have been no material changes to our market risks as of July 4, 1999.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     -- Not applicable --

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     -- Not applicable --

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     -- None --

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     -- Not applicable --

ITEM 5.  OTHER INFORMATION

     -- Not Applicable --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

         2.1 Reorganization, Recapitalization and Stock Purchase
             Agreement dated as of June 29, 1998 by and between The Black
             & Decker Corporation, True Temper Sports, Inc. and TTSI LLC
             ("Recapitalization Agreement") (filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No.
             333-72343), as filed with the Securities and Exchange
             Commission (the "SEC") on February 12, 1999 (the "Form
             S-4"), and incorporated herein by this reference).
         2.2 Amendment No. 1 to Recapitalization Agreement dated August
             1, 1998 (filed as exhibit 2.2 to Form S-4, and incorporated herein by this reference).
         2.3 Amendment No. 2 to Recapitalization Agreement dated
             September 30, 1998 (filed as exhibit 2.3 to Form S-4, and incorporated herein by this reference).
         2.4 Assignment and Assumption Agreement by and between True
             Temper Corporation ("TTC") and the Company dated September
             30, 1998 (filed as exhibit 2.4 to Form S-4, and incorporated herein by this reference).
         3.1 Amended and Restated Certificate of Incorporation of the
             Company, dated September 29, 1988 (filed as Exhibit 3.1 to
             Form S-4, and incorporated herein by this reference).
         3.2 By-laws of the Company (filed as Exhibit 3.2 to Form S-4, and incorporated herein by this reference).
         4.1 Indenture dated November 23, 1998 between the Company United
             States Trust of New York (filed as Exhibit 4.1 to Form S-4, and incorporated herein by this reference).
         4.2 Purchase Agreement dated November 18, 1998 between the
             Company and Donaldson, Lufkin and Jenrette (filed as Exhibit
             4.2 to Form S-4, and incorporated herein by this reference).
         4.3 Registration Rights Agreement dated as of November 23, 1998 between the Company and Donaldson, Lufkin and Jenrette
             (filed as Exhibit 4.3 to Form S-4, and incorporated herein by this reference).

        10.1 Management Services Agreement dated as of September 30, 1998 between the Company and Cornerstone Equity Investors, LLC
             ("Management Services Agreement") (filed as Exhibit 10.1 to
             Form S-4, and incorporated herein by this reference).
        10.2 Amendment to Management Services Agreement dated November
             23, 1998 (filed as Exhibit 10.2 to Form S-4, and incorporated herein by this reference.)
        10.3 Credit Agreement dated as of September 30, 1998 among the
             Company, various financial institutions, DLJ Capital
             Funding, Inc. and The First National Bank of Chicago (filed as Exhibit 10.3 to Form S-4, and incorporated herein by this reference).
        10.4 Securities Purchase Agreement dated as of September 30, 1998 among TTC and the Purchase Party thereto (filed as Exhibit
             10.4 to Form S-4, and incorporated herein by this reference).
        24.1 Powers of Attorney (included in Signature page) (filed as
             Exhibit 24.1 to Form S-4, and incorporated herein by this reference).
        27.1 Financial Data Schedule

     b. Reports on Form 8-K

     -- Not applicable --

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on August 18, 1999.

                                          True Temper Sports, Inc.

                                          By: /s/   SCOTT C. HENNESSY

                                            ------------------------------------
                                            Name:  Scott C. Hennessy
                                            Title:  Chief Executive Officer

                                          By: /s/     FRED H. GEYER

                                            ------------------------------------
                                            Name:  Fred H. Geyer
                                            Title:  Chief Financial Officer