Form 10-Q
period 1999-10-03
TRUE TEMPER SPORTS INC
filed 1999-11-17
CIK 1078547

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1999

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-72343

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ].

     As of October 3, 1999 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            TRUE TEMPER SPORTS, INC.

                                     INDEX

                                                                                   PAGE
                                                                                   ----
PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements
                   Condensed Statements of Operations for the three and nine
                   month periods ended October 3, 1999 (Unaudited) and
                   September 29, 1998 (Unaudited)..............................       3
                   Condensed Balance Sheets as of October 3, 1999 (Unaudited)
                   and December 31, 1998.......................................       4
                   Condensed Statements of Cash Flows for the nine month
                   periods ended October 3, 1999 (Unaudited) and September 29,
                   1998 (Unaudited)............................................       5
                   Notes to Condensed Financial Statements (Unaudited).........       6
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................       8
          Item 3.  Quantitative and Qualitative Disclosures About Market
                   Risk........................................................      12
PART II.  OTHER INFORMATION
          Item 1.  Legal Proceedings...........................................      13
          Item 2.  Changes in Securities and Use of Proceeds...................      13
          Item 3.  Defaults Upon Senior Securities.............................      13
          Item 4.  Submission of Matters to a Vote of Security Holders.........      13
          Item 5.  Other Information...........................................      13
          Item 6.  Exhibits and Reports on Form 8-K............................      13
Signatures.....................................................................      15

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                              FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                              ---------------------------    ---------------------------
                                              OCTOBER 3,    SEPTEMBER 29,    OCTOBER 3,    SEPTEMBER 29,
                                                 1999           1998            1999           1998
                                              ----------    -------------    ----------    -------------
Net sales...................................   $20,506         $19,022        $71,056        $ 71,892
Cost of sales...............................    12,196          12,254         43,119          45,308
                                               -------         -------        -------        --------
     GROSS PROFIT...........................     8,310           6,768         27,937          26,584
Selling, general and administrative
  expenses..................................     3,665           3,191         11,785          11,209
Amortization of goodwill....................       675             616          2,026           1,848
Write-off of goodwill.......................        --              --             --          40,000
Restructuring costs.........................       222              --            600              --
                                               -------         -------        -------        --------
     OPERATING INCOME (LOSS)................     3,748           2,961         13,526         (26,473)
Interest expense............................     3,554              --         10,871              --
Other expenses (income), net................        18              16            (11)             75
                                               -------         -------        -------        --------
     INCOME (LOSS) BEFORE INCOME TAXES......       176           2,945          2,666         (26,548)
Income taxes................................       328           1,353          1,810           5,814
                                               -------         -------        -------        --------
     NET INCOME (LOSS)......................   $  (152)        $ 1,592        $   856        $(32,362)
                                               =======         =======        =======        ========

            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              (UNAUDITED)
                                                              OCTOBER 3,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................   $  8,043        $  2,265
  Receivables, net..........................................     12,886          12,591
  Inventories...............................................     12,093          10,986
  Prepaid expenses and other current assets.................      1,294           1,611
                                                               --------        --------
     Total current assets...................................     34,316          27,453
Property, plant and equipment, net..........................     20,719          21,991
Goodwill, net...............................................     77,707          79,733
Deferred tax assets.........................................     54,101          55,822
Other assets................................................      4,690           4,627
                                                               --------        --------
     Total assets...........................................   $191,533        $189,626
                                                               ========        ========
             LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt.........................   $  1,275        $    900
  Accounts payable..........................................      4,873           7,785
  Accrued interest payable..................................      4,084           1,450
  Accrued expenses and other liabilities....................      8,006           6,111
                                                               --------        --------
     Total current liabilities..............................     18,238          16,246
Long-term debt less the current portion.....................    135,449         136,406
Other liabilities...........................................      2,111           2,095
                                                               --------        --------
     Total liabilities......................................    155,798         154,747
STOCKHOLDER'S EQUITY
  Common stock -- par value $0.01 per share; authorized
     1,000 shares; issued and outstanding 100 shares........         --              --
  Additional paid in capital................................     40,326          40,326
  Accumulated deficit.......................................     (4,591)         (5,447)
                                                               --------        --------
     Total stockholder's equity.............................     35,735          34,879
                                                               --------        --------
     Total liabilities and stockholder's equity.............   $191,533        $189,626
                                                               ========        ========

            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                     FOR THE NINE
                                                                     MONTHS ENDED
                                                              ---------------------------
                                                              OCTOBER 3,    SEPTEMBER 29,
                                                                 1999           1998
                                                              ----------    -------------
OPERATING ACTIVITIES
Net income (loss)...........................................   $   856        $(32,362)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................     4,546           4,332
     Amortization of deferred financing costs...............       441              --
     Write-off of goodwill..................................        --          40,000
     Gain on disposal of property, plant and equipment......        (9)             --
     Deferred taxes.........................................     1,721              --
     Changes in operating assets and liabilities, net.......       768          (3,734)
                                                               -------        --------
       Net cash provided by operating activities............     8,323           8,236
INVESTING ACTIVITIES
  Purchase of property, plant and equipment.................    (1,392)         (1,844)
  Proceeds from the sales of property, plant and
     equipment..............................................        48              --
                                                               -------        --------
       Net cash used in investing activities................    (1,344)         (1,844)
FINANCING ACTIVITIES
  Principal payments on bank debt...........................      (582)             --
  Principal payments on capital leases......................       (93)             --
  Payment of debt issuance costs............................      (195)             --
  Other.....................................................      (331)             --
  Net proceeds to former parent company.....................        --          (6,607)
                                                               -------        --------
       Net cash used in financing activities................    (1,201)         (6,607)
Net increase (decrease) in cash.............................     5,778            (215)
Cash at beginning of period.................................     2,265           1,299
                                                               -------        --------
Cash at end of period.......................................   $ 8,043        $  1,084
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

3) 1998 RESTRUCTURING PROGRAM

     In December 1998, the Company announced a restructuring program, the principal component of which is the consolidation of the Company's Olive Branch, Mississippi composite manufacturing operations into its El Cajon, California facility. The El Cajon facility was acquired in connection with the Company's acquisition of substantially all the assets of Grafalloy Corporation on October 26, 1998. In the second quarter of 1999 the Company completed its shutdown of the Olive Branch facility and its expansion of the El Cajon facility by approximately 25,000 square feet. The remainder of the restructuring program, which is being undertaken to reduce overhead and better leverage the investment the Company has in the composite business, was substantially completed during the third quarter. The final phase of the restructuring involves the sale of the Olive Branch plant. The Company has listed the facility with a real estate agency, but at present no formal offers have been received to purchase the building.

     In the fourth quarter of 1998, as part of the restructuring program described above, an accrual of $1,350 was established, in accordance with EITF 94-3, primarily to cover costs associated with exiting the Olive Branch, Mississippi facility. As of October 3, 1999, direct charges to this accrual totaled $243, of which $110 was recorded during the third quarter of 1999.

     In addition, the Company recorded restructuring expenses of $133, $245 and $222 during the first, second and third quarters of 1999, respectively, related to compensation, moving and other integration costs incurred as a result of the transition of manufacturing operations from the Olive Branch facility to the El Cajon facility.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

4) INVENTORIES

                                                              OCTOBER 3,    DECEMBER 31,
                                                                 1999           1998
                                                              ----------    ------------
Raw materials...............................................   $ 1,712        $ 2,395
Work in process.............................................     2,550          2,460
Finished goods..............................................     7,831          6,131
                                                               -------        -------
Total.......................................................   $12,093        $10,986
                                                               =======        =======

5) SEGMENT REPORTING

     The Company operates in two reportable business segments: golf shafts and performance tubing. The Company's reportable segments are based on the type of product manufactured and the application of that product in the marketplace. The golf shaft segment manufactures and sells steel and composite golf club shafts for use exclusively in the golf industry. The performance tubing segment manufactures and sells high strength, high tolerance tubular components for bicycle, automotive and recreational sport markets. The Company evaluates the performance of these segments based on segment sales and gross profit. The Company has no inter-segment sales.

                                             FOR THE THREE                  FOR THE NINE
                                             MONTHS ENDED                   MONTHS ENDED
                                      ---------------------------    ---------------------------
                                      OCTOBER 3,    SEPTEMBER 29,    OCTOBER 3,    SEPTEMBER 29,
                                         1999           1998            1999           1998
                                      ----------    -------------    ----------    -------------
Net sales:
Golf shafts.........................   $19,433         $18,147        $67,959         $68,937
  Performance tubing................     1,073             875          3,097           2,955
                                       -------         -------        -------         -------
     Total..........................   $20,506         $19,022        $71,056         $71,892
                                       =======         =======        =======         =======
Gross profit:
  Golf shafts.......................   $ 8,065         $ 6,484        $27,228         $25,635
  Performance tubing................       245             284            709             949
                                       -------         -------        -------         -------
     Total..........................   $ 8,310         $ 6,768        $27,937         $26,584
                                       =======         =======        =======         =======

     Following is a reconciliation of total reportable segment gross profit to total Company income (loss) before income taxes:

                                             FOR THE THREE                  FOR THE NINE
                                             MONTHS ENDED                   MONTHS ENDED
                                      ---------------------------    ---------------------------
                                      OCTOBER 3,    SEPTEMBER 29,    OCTOBER 3,    SEPTEMBER 29,
                                         1999           1998            1999           1998
                                      ----------    -------------    ----------    -------------
Total reportable segment gross
  profit............................    $8,310         $6,768         $27,937        $ 26,584
Less:
  SG&A expenses.....................     3,665          3,191          11,785          11,209
  Amortization of goodwill..........       675            616           2,026           1,848
  Write-off of goodwill.............        --             --              --          40,000
  Restructuring costs...............       222             --             600              --
  Interest expense..................     3,554             --          10,871              --
  Other expenses, net...............        18             16             (11)             75
                                        ------         ------         -------        --------
Total Company income (loss) before
  income taxes......................    $  176         $2,945         $ 2,666        $(26,548)
                                        ======         ======         =======        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the more detailed information in our 1998 Annual Financial Statements, including the notes thereto, appearing most recently in Amendment No. 4 to Form S-4 which was filed with the SEC on June 7, 1999, and declared effective on June 10, 1999 (the "Registration Statement").

RESULTS OF OPERATIONS

     The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                  FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                ------------------------------    ------------------------------
                                OCTOBER 3,       SEPTEMBER 29,    OCTOBER 3,       SEPTEMBER 29,
                                   1999              1998            1999              1998
                                ----------       -------------    ----------       -------------
Net sales.....................    100.0%             100.0%         100.0%             100.0%
Cost of sales.................     59.5               64.4           60.7               63.0
Gross profit..................     40.5               35.6           39.3               37.0
SG&A expenses.................     17.9               16.8           16.6               15.6
Amortization of goodwill......      3.3                3.2            2.9                2.6
Write-off of goodwill.........      0.0                0.0            0.0               55.6
Restructuring costs...........      1.1                0.0            0.8                0.0
     Operating income
       (loss).................     18.3               15.6           19.0              (36.8)
Interest expenses.............     17.3                0.0           15.3                0.0
Other expenses, net...........      0.1                0.1            0.0                0.1
     Income (loss) before
       income taxes...........      0.9               15.5            3.8              (36.9)
Income taxes..................      1.6                7.1            2.5                8.1
     Net income (loss)........     (0.7)%              8.4%           1.2%             (45.0)%
Other Information:
EBITDA........................     26.7%              23.3%          26.3%              24.8%
Adjusted EBITDA...............     27.4%              23.3%          27.4%              24.8%

     (See definitions of EBITDA and Adjusted EBITDA located at the end of Item
2)

  THIRD QUARTER ENDED OCTOBER 3, 1999 COMPARED TO THE THIRD QUARTER ENDED SEPTEMBER 29, 1998

     NET SALES for the third quarter of 1999 increased $1.5 million, or 7.8%, to $20.5 million from $19.0 million in the third quarter of 1998. Golf shaft sales increased $1.3 million, or 7.1%, to $19.4 million in the third quarter of 1999 from $18.1 million in the third quarter of 1998. This increase in sales was driven by the incremental composite shaft volume from the purchase of Grafalloy, offset somewhat by decreased unit sales for both the premium and commercial steel shaft products. We attribute this decline in steel shaft sales to the general softness in the entire golf equipment industry. Performance tubing sales increased $0.2 million, or 22.6%, to $1.1 million in the third quarter of 1999 from $0.9 million in the third quarter of 1998.

     Net sales to international customers increased $0.2 million, or 6.6%, to $3.6 million in the third quarter of 1999 from $3.4 million in the third quarter of 1998. This increase was driven primarily by sales growth in Japan and Asia, offset by a slight decline in Europe and flat sales in Australia.

     GROSS PROFIT for the third quarter of 1999 increased $1.5 million, or 22.8%, to $8.3 million from $6.8 million in the third quarter of 1998. Gross profit as a percentage of net sales increased to 40.5% in the third quarter of 1999 from 35.6% in the third quarter of 1998. This improvement in gross profit as a percentage of net sales was driven by several factors. Although unit sales for premium steel shafts were down between quarters, the average gross profit margin for steel products sold in 1999 was greater than the products sold in 1998. Also, the average gross profit for composite shaft sales in 1999 was greater than 1998. In addition, gross profit improved due to our ongoing cost reduction efforts and the savings benefits from consolidating our composite shaft manufacturing operations.

     SELLING, GENERAL AND ADMINISTRATIVE expenses increased $0.5 million, or 14.9%, to $3.7 million in the third quarter of 1999 from $3.2 million in the third quarter of 1998. SG&A as a percentage of net sales increased to 17.9% in the third quarter of 1999 from 16.8% in the third quarter of 1998. The increase in SG&A spending reflects the impact of adding the Grafalloy operations, offset primarily by the cost savings from restructuring and integration programs as well as other cost reduction initiatives.

     OPERATING INCOME for the third quarter of 1999 increased by approximately $0.8 million, or 26.6%, to $3.7 million from $3.0 million in the third quarter of 1998. Operating income as a percentage of net sales increased to 18.3% in the third quarter of 1999 from 15.6% in the third quarter of 1998. In addition to the impact on operating income from the gross profit and SG&A items discussed above, the 1999 operating income was negatively impacted by restructuring costs of $0.2 million related to the consolidation of our composite manufacturing operations. Excluding the impact of these restructuring costs, operating income would have increased by $1.0 million, or 34.0%, to $4.0 million in 1999 from $3.0 million in 1998, and operating income as a percentage of net sales would have increased to 19.4% from 15.6%.

     INTEREST EXPENSE for the third quarter of 1999 increased to $3.6 million from $0 in the third quarter of 1998. In 1998, while we were a subsidiary of Black & Decker, none of Black & Decker's consolidated indebtedness was directly attributable to the assets of True Temper, and accordingly no debt of Black & Decker or related interest expense was allocated to True Temper. Subsequent to our recapitalization on September 30, 1998, we began to record interest expense related to our $100.0 million in senior subordinated notes and $37.5 million senior credit facilities.

     INCOME TAXES for the third quarter of 1999 decreased to $0.3 million from $1.4 million in the third quarter of 1998. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the pre-tax income added back for the non-deductible portion of goodwill amortization and the incremental tax rate for state and foreign income tax purposes.

     NET INCOME for the third quarter of 1999 decreased by $1.7 million to a net loss of $0.2 million from net income of $1.6 million in the third quarter of 1998. This decrease is reflective of the profit impact from the items described above. Excluding the impact of the restructuring costs, net income would have decreased by $1.6 million to $0.0 million in 1999 from $1.6 million in 1998.

NINE MONTH PERIOD ENDED OCTOBER 3, 1999 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 29, 1998

     NET SALES for the first nine months of 1999 decreased $0.8 million, or (1.2%), to $71.1 million from $71.9 million in the first nine months of 1998. Golf shaft sales decreased approximately $1.0 million, or (1.4%), to $68.0 million in the first nine months of 1999 from $68.9 million in the first nine months of 1998. This decrease in sales was driven by decreased unit sales for both the premium and commercial steel shaft products. We attribute this decline in steel shaft sales to the general softness in the entire golf equipment industry. Composite shaft sales increased in the first nine months of 1999 with the incremental volume from the purchase of Grafalloy. Performance tubing sales increased $0.1 million, or 4.8%, to $3.1 million in the first nine months of 1999 from $3.0 million in the first nine months of 1998.

     Net sales to international customers decreased $1.1 million, or (9.4%), to $10.6 million in the first nine months of 1999 from $11.7 million in the first nine months of 1998. This decrease was driven primarily by sales declines in Europe and Australia, partially offset by sales increases in Japan and Asia.

     While 1999 year to date sales remain slightly below 1998 sales for the same period, the trend over the first nine months of 1999 has shown signs of improvement. Net sales for the first quarter of 1999 decreased $1.8 million, or (7.2%), from the same period in 1998; while net sales for the second quarter of 1999 decreased only $.5 million, or (1.8%), from the same period in 1998; and net sales for the third quarter of 1999 increased $1.5 million, or 7.8%, from the same period in 1998.

     GROSS PROFIT for the first nine months of 1999 increased approximately $1.4 million, or 5.1%, to $27.9 million from $26.6 million in the first nine months of 1998. Year to date gross profit as a percentage of net sales increased to 39.3% in 1999 from 37.0% in 1998. This improvement in gross profit as a percentage of net sales was driven by several factors. Although unit sales for premium steel shafts were down during the first nine months of 1999 as compared to the first nine months of 1998, the average gross profit margin for steel products sold in 1999 was greater than the products sold in 1998. Also, the average gross profit for composite shaft sales in 1999 was greater than 1998. In addition, gross profit improved due to our ongoing cost reduction efforts and the savings benefits from consolidating our composite shaft manufacturing operations.

     In the second quarter of 1999 we paid a ratification bonus of $0.4 million to the union members at our steel golf shaft plant in Mississippi. This ratification bonus was paid in conjunction with a new four-year collective bargaining agreement that expires in June 2003. Excluding the impact of this ratification bonus, gross profit for the first nine months of 1999 would have increased approximately $1.8 million, or 6.6%, to $28.3 million from $26.6 million in the first nine months of 1998, and gross profit as a percentage of net sales would have increased to 39.9% from 37.0%.

     SELLING, GENERAL AND ADMINISTRATIVE expenses increased $0.6 million, or 5.1%, to $11.8 million in the first nine months of 1999 from $11.2 million in the first nine months of 1998. Year to date SG&A as a percentage of net sales increased to 16.6% in 1999 from 15.6% in 1998. The increase in SG&A spending reflects the impact of adding the Grafalloy operations, offset primarily by the cost savings from restructuring and integration programs.

     OPERATING INCOME for the first nine months of 1999 increased by $40.0 million, to $13.5 million of operating income from an operating loss of $26.5 million in the first nine months of 1998. In addition to the impact on operating income from the gross profit and SG&A items discussed above, the 1998 operating income was negatively impacted by a $40.0 million write-off of True Temper's goodwill. This write-off was recorded in January 1998 by Black & Decker (our former parent company). Also, the 1999 operating income was negatively impacted by restructuring costs of $0.6 million related to the consolidation of our composite manufacturing operations. Excluding the impact of the 1998 goodwill write-off, the 1999 restructuring costs and the 1999 union ratification bonus (discussed above), operating income would have increased $1.0 million, or 7.4%, to $14.5 million from $13.5 million in the first nine months of 1998, and operating income as a percentage of net sales would have increased to 20.4% from 18.8%.

     INTEREST EXPENSE for the first nine months of 1999 increased to $10.9 million from $0 in the first nine months of 1998. In 1998, while we were a subsidiary of Black & Decker, none of Black & Decker's consolidated indebtedness was directly attributable to the assets of True Temper, and accordingly no debt of Black & Decker or related interest expense was allocated to True Temper. Subsequent to our recapitalization on September 30, 1998, we began to record interest expense related to our $100.0 million in senior subordinated notes and $37.5 million senior credit facilities.

     INCOME TAXES for the first nine months of 1999 decreased to $1.8 million from $5.8 million in the first nine months of 1998. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the pre-tax income added back for the non-deductible portion of goodwill amortization and the goodwill write-off, and the incremental tax rate for state and foreign income tax purposes.

     NET INCOME for the first nine months of 1999 increased by approximately $33.2 million to net income of $0.9 million from a net loss of $32.4 million in the first nine months of 1998. This increase is reflective of the profit impact from the items described above. Excluding the impact of the 1998 goodwill write-off, the 1999 restructuring costs and the 1999 union ratification bonus, net income would have decreased by approximately $6.2 million to $1.5 million in 1999 from $7.6 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

  NINE MONTH PERIOD ENDED OCTOBER 3, 1999 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 29, 1998

     In the first nine months of 1999, our cash provided by operating activities increased by $0.1 million to $8.3 million from $8.2 million in the first nine months of 1998. This increase was driven primarily by lower cash requirements for working capital needs during the first nine months of 1999, offset by the incremental cash interest payments required during 1999 on our senior subordinated notes and senior credit facilities.

     The $8.3 million of cash provided from operations during the first nine months of 1999 was generated from $7.6 million in earnings from operations and approximately $0.8 million in decreased working capital levels. While the $8.2 million of cash provided from operations during the first nine months of 1998 was generated from $12.0 million in earnings from operations offset by $3.8 million in uses for working capital needs.

     In addition, we used $1.4 million of cash to invest in property, plant and equipment during the first nine months of 1999, compared to the $1.8 million we spent in the first nine months of 1998.

     We also repaid $0.6 million of the principal on our senior credit facility. At this time we expect future cash provided by operating activities to fund our current and long term cash requirements for working capital needs, investments in machinery and equipment, and both the principal and interest payments on our debt. However, since there can be no assurance of future performance, we have the full amount of a $20.0 million revolving credit facility available for future cash requirements.

     Currently, our intention is to use existing cash and cash provided from future operations, if any, to repay our senior credit facilities and/or to make additional investments in the business for growth.

MANAGEMENT INFORMATION SYSTEMS AND THE IMPACT OF THE YEAR 2000

     As discussed more fully in the section titled "MANAGEMENT INFORMATION SYSTEMS AND THE IMPACT OF THE YEAR 2000" included in our Registration Statement, we have developed a plan to minimize the impact of year 2000 ("Y2K") issues in our business. The plan is designed to address the Y2K issues arising from systems that are internal and external to our business operations. It includes assessment, testing, remediation and subsequent re-testing and monitoring of date sensitive systems and processes. Additionally, where it is deemed necessary, contingency plans have been and continue to be developed for specific, critical aspects of our operations that may be impacted by the Y2K problem.

     As of October 3, 1999, there have been no significant changes to the schedule or timing for completion of our Y2K preparedness plan. No significant concerns or issues have developed during the first nine months of 1999 that were not considered in our original plan.

     While we believe that we have adequately addressed the potential Y2K problem, the fact remains that our Company may or may not incur a material adverse impact to its business operations depending on the magnitude and duration of any disruptions to our internal systems and/or the systems of our trading partners. We believe that the diversity of our customer and vendor base reduces the overall exposure and expect that the consequences of any unsuccessful remediation will not be significant. However, there can be no assurance that our efforts or those of other entities will be successful, or that any potential failure would not have a material adverse effect on our operating results or financial condition.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by our Company. This document may include forward-looking statements. All statements which address operating performance, events or developments that we expect, plan, believe, hope, wish, forecast, predict, intend, or anticipate will occur in the future are forward-looking statements within the meaning of the Act.

     The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. However, there are many risk factors, including but not limited to, the general state of the economy, the Company's ability to execute its plans, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in our Company's forward-looking statements. Additional information concerning the Company's risk factors is contained from time to time in the Company's SEC filings; including but not limited to our Registration Statement.

NOTES

     EBITDA represents operating income plus depreciation, amortization and goodwill write-off.

     ADJUSTED EBITDA represents operating income plus depreciation, amortization, goodwill write-off, restructuring costs, management services fee and the union ratification bonus.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information concerning our market risks is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 1998 Annual Report, included in our Registration Statement.

     This information has been omitted from this report as there have been no material changes to our market risks as of October 3, 1999.

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

     -- Not applicable --

ITEM 5.  OTHER INFORMATION

     -- Not Applicable --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

         2.1 Reorganization, Recapitalization and Stock Purchase
             Agreement dated as of June 29, 1998 by and between The Black
             & Decker Corporation, True Temper Sports, Inc. and TTSI LLC
             ("Recapitalization Agreement") (filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No.
             333-72343), as filed with the Securities and Exchange
             Commission (the "SEC") on February 12, 1999 (the "Form
             S-4"), and incorporated herein by this reference).
         2.2 Amendment No. 1 to Recapitalization Agreement dated August
             1, 1998 (filed as exhibit 2.2 to Form S-4, and incorporated herein by this reference).
         2.3 Amendment No. 2 to Recapitalization Agreement dated
             September 30, 1998 (filed as exhibit 2.3 to Form S-4, and incorporated herein by this reference).
         2.4 Assignment and Assumption Agreement by and between True
             Temper Corporation ("TTC") and the Company dated September
             30, 1998 (filed as exhibit 2.4 to Form S-4, and incorporated herein by this reference).
         3.1 Amended and Restated Certificate of Incorporation of the
             Company, dated September 29, 1998 (filed as Exhibit 3.1 to
             Form S-4, and incorporated herein by this reference).
         3.2 By-laws of the Company (filed as Exhibit 3.2 to Form S-4, and incorporated herein by this reference).
         4.1 Indenture dated November 23, 1998 between the Company United
             States Trust of New York (filed as Exhibit 4.1 to Form S-4, and incorporated herein by this reference).
         4.2 Purchase Agreement dated November 18, 1998 between the
             Company and Donaldson, Lufkin and Jenrette (filed as Exhibit
             4.2 to Form S-4, and incorporated herein by this reference).
         4.3 Registration Rights Agreement dated as of November 23, 1998 between the Company and Donaldson, Lufkin and Jenrette
             (filed as Exhibit 4.3 to Form S-4, and incorporated herein by this reference).

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

     b. Reports on Form 8-K

     -- Not applicable --

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on November 17, 1999.

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

                                 EXHIBIT INDEX

        27.1 Financial Data Schedule