Form 10-K405
period 1999-12-31
TRUE TEMPER SPORTS INC
filed 2000-03-30
CIK 1078547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-72343
                               ------------------

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

                              8275 TOURNAMENT DRIVE
                                    SUITE 200
                            MEMPHIS, TENNESSEE 38125
                            TELEPHONE: (901) 746-2000
               (Address, including zip code, and telephone number,
                 including area code, of registrant's principal
                               executive offices)
                               ------------------

        Securities registered pursuant to section 12(b) of the Act: None

        Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by checkmark if disclosure by delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 30, 2000 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding. All of the Registrant's outstanding shares were held by True Temper Corporation, the Registrant's parent company, as of March 30, 2000.

DOCUMENTS INCORPORATED BY REFERENCE:

Part IV incorporates certain information by reference from the Registrant's Registration Statement on Form S-4, as filed with the Securities & Exchange Commission on June 7, 1999, and declared effective on June 10, 1999.

                            TRUE TEMPER SPORTS, INC.
                           ANNUAL REPORT ON FORM 10-K
                   For the Fiscal Year Ended December 31, 1999

                                      INDEX

                                                                                                  PAGE
                                                                                                  ----
PART I
     Item 1    Business                                                                                1
     Item 2    Properties                                                                             12
     Item 3    Legal Proceedings                                                                      13
     Item 4    Submission of Matters to a Vote of Security Holders                                    13

PART II
     Item 5    Market for Registrant's Common Equity and Related Stockholder Matters                  14
     Item 6    Selected Financial Data                                                                14
     Item 7    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                  16
     Item 7A   Quantitative and Qualitative Disclosures About Market Risk                             26
     Item 8    Financial Statements and Supplementary Data                                            28
     Item 9    Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosures                                                                  55

PART III
     Item 10   Directors and Executive Officers of the Registrant                                     55
     Item 11   Executive Compensation                                                                 57
     Item 12   Security Ownership of Certain Beneficial Owners and Management                         60
     Item 13   Certain Relationships and Related Transactions                                         60

PART IV
     Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                       63

SIGNATURES                                                                                            65

EXHIBIT INDEX                                                                                         66

                                       PART I

ITEM 1.  BUSINESS

GENERAL


     We are the world's leading designer, manufacturer and marketer of golf club shafts. Since the 1930's we have manufactured golf club shafts under the widely recognized True Temper brand. In 1999, over 70% of our revenues were generated through the sale of steel golf club shafts, a market in which we have a worldwide share of over 60%. We are a major supplier of steel shafts to each of the top 20 golf club designers and distributors, including Callaway, PING, Titleist, Mizuno, Wilson, Cleveland, Adams, Orlimar, TaylorMade and Golfsmith. In addition, we are one of the leading manufacturers in the highly fragmented graphite golf club shaft market.

     Our products include over 1,800 proprietary (models that have our customers brand name, label or trademark affixed to the shaft) and 1,600 branded (models that have the True Temper and/or Grafalloy brand name, label or trademark affixed to the shaft) models of golf club shafts, including a full range of commercial and premium grade steel shafts and a full line of premium graphite shafts. True Temper offers approximately 275 lines of steel shafts, including:

     (1) Dynamic Gold, a leading steel shaft on the PGA Tour for the last 20 years;

     (2) Sensicore and Sensicore Gold, which utilize patented vibration damping technology, to combine the feel of graphite with the consistency of steel;

     (3) Tri-Gold, which utilizes an innovative design and weighting technology; and

     (4) co-branded products, including Callaway's Memphis 10, PING's JZ and ZZ Lite and Wilson's Fat Shaft.

     From 1990 to 1999, our steel shafts were played by over 82% of the PGA's major championship winners, including 9 of the last 10 Masters champions.

     We also design, manufacture and market approximately 75 lines of premium graphite (carbon fiber based composite) shafts under the True Temper and Grafalloy brand names, including EI-70, Dynamic Gold Graphite, Sensicore Graphite, TT Lite, Tri-Gold Graphite, ProLite, ProLogic and AttackLite. Our graphite shafts also have a strong presence on the PGA Tour, where they have been used by players such as Davis Love III, David Duval and Justin Leonard, each of whom have won PGA Tour events during the past three years playing our graphite shafts.

     In addition, we manufacture a variety of high strength, high tolerance tubular components for the bicycle, automotive and recreational sports markets.

     On October 26, 1998, we acquired substantially all of the assets and assumed certain liabilities of Grafalloy Corporation, a designer, manufacturer and distributor of composite golf club shafts located in El Cajon, California. Since 1973, Grafalloy has designed, manufactured and marketed premium golf shafts, specializing in branded, performance enhancing designs, including its Attacklite, ProLite and ProLogic lines of ultra-lightweight and performance graphite shafts. We believe that our acquisition of Grafalloy has enhanced our presence in the highly fragmented graphite shaft market.

THE GOLF CLUB SHAFT INDUSTRY

     Golf clubs are assembled using shafts that are made from two primary materials. Steel shafts are used to produce most of the iron products sold today, some of the driver and fairway woods, and almost all of the putters. Graphite shafts are used to produce most of the driver and fairway woods, as well as some of the iron products.

     We estimate that in recent years steel shafts represented close to 60% of the total worldwide unit sales, and graphite represented the remainder. We believe new product innovations and consumer preferences indicate the trend toward steel shafts is growing.

     The steel shaft market is highly concentrated, with only a few manufacturers worldwide. We believe that this concentration is due in part to the significant capital investment and customized manufacturing process required for the production of steel shafts. We have invested significant capital in our manufacturing facilities and estimate the replacement cost of machinery and equipment at our steel shaft manufacturing facility to be in the range of $50 million to $60 million.

     Unlike steel, the graphite shaft market is characterized by many smaller manufacturers who require limited capital investment to produce graphite shafts in quantity. Although there are a few graphite shaft suppliers with scale, none of them have a majority share in the graphite market. Typically the graphite manufacturers have a highly concentrated customer base with most of their sales going to only a few customers.

     Like most golf shaft manufacturers we sell shafts to both original equipment manufacturers ("OEM's") like Callaway, Titleist, PING and others, as well as to golf equipment distributors like Golfsmith. OEM's purchase both proprietary/uniquely designed products as well as True Temper/Grafalloy branded product offerings. Distributors, who service custom club builders and pro shops, prefer to purchase brand name shafts that have a high degree of consumer recognition.

BUSINESS STRATEGY

     Our goal is to increase revenues and operating performance by capitalizing on our position as the leading worldwide designer, manufacturer and marketer of technologically innovative, performance-oriented golf club shafts. Our business strategy to achieve this goal consists of the following objectives:

     - CONTINUE TO INCREASE SHARE OF THE STEEL AND GRAPHITE SHAFT MARKETS. We intend to continue to increase our share of the steel and graphite shaft markets by leveraging the True Temper and Grafalloy brands and continuing to introduce new products and technologies tailored to the specific needs of golfers. Our plans are to continue to develop innovative premium steel shafts with performance characteristics and features that support higher than average selling prices and gross margins. We also expect our lower-priced commercial golf club shaft business to grow due to increased consumer interest in golf, particularly by women, junior and minority golfers. We expect to increase our share of the highly fragmented graphite shaft market by capitalizing on our technological leadership to introduce new, higher performance premium products under the True Temper and Grafalloy brands. In addition, we expect to leverage our brand and international distribution capabilities to increase our share of the growing international market, which represents approximately one-third of the worldwide golf club shaft market.

     - LEVERAGE TECHNOLOGICAL LEADERSHIP TO INTRODUCE NEW PRODUCTS. We intend to capitalize on our design expertise and couple our internal resources with our supplier partnerships to continue to develop and introduce new products for the future as we have in the past. In 1999, over 30% of our revenues were derived from products introduced during the past 3 years. In 1996, True Temper developed and introduced Sensicore, a highly successful line of premium steel shafts that incorporates our patented vibration damping technology. We believe the Sensicore technology incorporates the performance characteristics and consistency of steel with the feel of graphite, while offering the lowest vibration levels of any steel or graphite shaft on the market. In 1998, True Temper successfully expanded the patented Sensicore technology into graphite shafts. During 1999 we continued the product line development with the launch of Sensicore Gold, with variable damping technology, and Tri-Gold, which utilizes new ascending mass technology.

     - CAPITALIZE ON THE FAVORABLE TRENDS AFFECTING THE GOLF EQUIPMENT INDUSTRY. We expect to continue to benefit from the positive trends affecting the golf equipment industry. These trends include:

          (1) increased consumer spending since 1990 on recreational activities in general, and on golf equipment in particular;

          (2)   growth in the number of golf courses;

          (3) increased interest in golf by woman, junior and minority golfers;

          (4) projected population growth of golfers who are 40 to 60 years old, the segment of the population which generally plays the most rounds and spends the most on golf equipment;

          (5) projected population growth of individuals entering their 20s, the age when golfers generally begin playing golf;

          (6) significant increase in consumer advertising by the golf equipment industry; and

          (7)   the rapid evolution of golf club designs and technology.

     - ENHANCE LONG-TERM CUSTOMER RELATIONSHIPS. We are a major supplier to each of the top 20 golf club manufacturers. We intend to continue to play a critical role in designing new shaft technologies to meet the specific performance requirements of our customers' new products. We utilize a computer-aided design program that evaluates a new shaft's design with respect to weight, torque, flex point, tip and butt flexibility, swing weight and other critical shaft design criteria. In addition, we further enhance our customer relationships by developing co-branded products, such as the Memphis 10 for Callaway, the Fat Shaft for Wilson, the JZ and ZZ Lite for PING and the EI-70+ for Orlimar, among others.

     - CONTINUE TO BUILD THE TRUE TEMPER AND GRAFALLOY BRANDS. We intend to continue to increase awareness of the True Temper and Grafalloy brands and to support our new product introductions with targeted consumer advertising campaigns. From 1997 to 1999 we increased advertising expenditures by approximately 7.7% to $4.6 million, or approximately 5.0% of our 1999 revenues. We are currently the only golf club shaft manufacturer that consistently advertises on television. Our marketing programs also include:

         (1) advertising in major industry publications and other media channels both independently and in cooperation with certain of the leading golf club manufacturers;

         (2) promoting our products among tour and teaching professionals, college players, coaches and other leaders in the golf community; and

         (3) maintaining promotional vans to provide technical support to professional golfers at the major events on each of golf's professional tours.

         We also promote our brands in international markets through our sales and distribution offices in Japan, Australia and the United Kingdom.

     - CONTINUE TO IMPROVE PRODUCTIVITY AND OPERATING MARGINS. From 1997 to the year ended December 31, 1999, we increased our gross profit margins from 34.8% to 39.2% and our adjusted EBITDA (as defined in Section 7 of this annual report) margins from 21.9% to 27.2%, primarily as a result of reducing our cost structure and increasing sales of new higher margin products. Management believes there are opportunities to improve future gross profit margins through:

         (1)  new product introductions;

         (2) productivity improvements from enhanced manufacturing processes and work flow designs; and

         (3) reduced scrap and product waste expenses from improved quality standards and processes.

PRODUCTS

     We design, manufacture and market steel and graphite golf club shafts, as well as a variety of high strength, high tolerance tubular components for the bicycle, automotive and recreational sports markets. We manufacture over 1,800 custom and 1,600 standard golf club shafts featuring different combinations of performance characteristics, including weight, flex, torque and bend profile. Our custom (proprietary) shafts, which accounted for approximately 36% of revenues in 1999, are designed, and frequently co-branded in partnership with our customers, to accommodate specific golf club designs. Our branded products with the True Temper and Grafalloy names and designs are typically sold to golf club manufacturers, distributors and various custom club assemblers, and are used to either assemble new clubs or to replace the shafts in older clubs.

     STEEL GOLF CLUB SHAFTS. We manufacture approximately 275 lines of steel golf club shafts, including shafts with the Sensicore and Sensicore Gold insert, which are well-recognized as the leading shafts to combine the performance advantages of steel with the vibration damping characteristics of graphite; the Dynamic Gold shaft, which has been one of the most widely used shafts on the PGA Tour for the last 20 years; and the recently introduced Tri-Gold shaft, which utilizes new ascending mass technology.

     Our steel golf club shafts can be divided into the following two primary product lines:

          (1)  premium steel shafts; and

          (2)  commercial steel shafts.

     Premium steel shafts, such as our Sensicore, Dynamic Gold and Tri-Gold product lines, are high performance products and generally yield higher profit margins than commercial steel shafts. Our commercial steel shafts, however, are more attractively priced for entry level golfers, resulting in lower per unit margins coupled with higher production volume and sales.

     GRAPHITE GOLF CLUB SHAFTS. We manufacture approximately 75 lines of graphite golf club shafts, which are offered in a variety of weights, torques and flexes. Our graphite golf club shafts include the EI-70, which was used by the winners of the 1997 British Open and PGA Championship; the Sensicore Graphite shaft, which utilizes our patented vibration damping technology, and the Grafalloy ProLite, which is the winningest ultralight graphite shaft on tour. Our graphite shafts are also sold under the True Temper and Grafalloy product brands such as, Dynamic Gold Graphite, TT Lite, ProLogic, Attacklite and SoLite.

     PERFORMANCE TUBING PRODUCTS. We also manufacture and sell a wide variety of high performance tubular components for the bicycle, automotive and recreational sports markets. In 1999, we sold our performance tubing products to a broad range of original equipment manufacturers, including Trek Bicycle, Dana Corporation, Autodyne Manufacturing and Starline Baton.


CUSTOMERS

     We maintain long-standing relationships with a highly diversified customer base consisting of the premier golf club manufacturers and distributors in the world. We are a major supplier of shafts to each of the top 20 golf club designers in the world, including Callaway, PING, Titleist, Mizuno, Wilson, Cleveland, Adams, Orlimar, TaylorMade and Golfsmith. In 1999, True Temper had in excess of 800 customers, including more than 575 golf club manufacturers and more than 90 distributors.

     We believe that our close customer relationships and responsive service have been significant elements to our success and that our engineering and manufacturing expertise provide us with a strong competitive advantage. We have developed and co-branded several proprietary shafts with our customers, which include customized steel shafts for Callaway, under the Memphis 10 brand; for PING, under the JZ and ZZ Lite brands; for Wilson to produce the Fat Shaft line of clubs; and more recently for Orlimar, under the EI-70+ brand.

COMPETITION

     We operate in a highly competitive environment. We believe that we compete principally on the basis of:

     - our ability to provide a broad range of high quality steel and graphite shafts at competitive prices;

     - our ability to deliver customized products in large quantities on a timely basis;

     - the acceptance of steel and graphite shafts in general, and our shafts in particular, by professional and other golfers;

     - our ability to develop and produce innovative new products that provide performance features that benefit golfers of all skill levels.

     We estimate that we have over 60% of the worldwide steel shaft market, and that our next largest steel competitor has about one third of our volume. Until recently, we estimated that we competed with four other steel golf shaft manufacturers: Royal Precision, Inc., a domestic based steel shaft manufacturer, two smaller manufacturers located in Far East Asia, and Coyote Sports Inc., the owner of the Apollo Sports steel shaft brand. However, late in 1999, Coyote Sports Inc. filed for bankruptcy, and a creditor placed its steel shaft subsidiary, Apollo, into Receivership under the laws in the United Kingdom. In early 2000, the Apollo shaft manufacturing operations were shut down and the majority of its steel shaft manufacturing equipment was purchased by True Temper.

     Unlike steel, the graphite shaft manufacturing industry is highly fragmented with a large number of suppliers selling to only a few customers. We believe there are anywhere from fifty to eighty graphite shaft manufacturers worldwide. Many of these companies are located in North America and Far East Asia. We do not believe that there are currently any graphite suppliers with a market share in graphite that is in any way comparable to the market share True Temper has in steel. In addition to True Temper, we believe the larger graphite suppliers include Aldila, HST, Fujikura, Rapport and UST. With the addition of Grafalloy in October of 1998, we believe that True Temper ranks within the top five highest volume graphite shaft producers in the world.

     True Temper is the only major shaft supplier that produces both steel and graphite shafts for the OEM and distributor markets.


DESIGN & DEVELOPMENT

     We design and develop products for both proprietary/co-branded market applications and for the True Temper/Grafalloy branded product names.

     The larger golf club manufacturers often request exclusively designed proprietary or co-branded steel and graphite golf club shafts for their club systems, which require golf club shafts, heads and grips engineered to work together. We are committed to serving this market by maintaining our role as a leader in innovative shaft designs for both steel and graphite materials technology. Shaft designs and modifications are frequently the direct result of our combined efforts with that of our customers to develop an exclusive shaft specifically designed for that customer's clubs. We use a computer aided design analysis program to evaluate a new shaft's design with respect to weight, torque, flex point, tip and butt flexibility, swing weight and other critical shaft design criteria.

     In addition to our proprietary/co-branded product applications, we are very active in designing and developing new products under the True Temper and Grafalloy brand names that meet the performance needs of golfers of all ages and skill levels. We develop these branded products based upon our internal research and evaluation of consumer needs and preferences.

     The materials typically used in production of our designs include several different high strength steel alloys and advanced composite systems of graphite and glass fibers with thermosetting epoxy resin systems.

     Using computer aided design, we generate a design which is then analyzed by computer for stiffness and strength properties. Our research and development efforts focus on technology development and new materials as an essential precursor to successful new product development. Our design research focuses on improvements in graphite shaft asthetics since cosmetic appearance has become increasingly important to customers. In addition, our pursuit of strategic vendor alliances complement our abilities and needs, an approach which allows us to exploit technical capabilities beyond our own while minimizing the risk and investment required to enter the market with new products.

     Research and development costs for the years ended December 31, 1999, 1998 and 1997 were $1.8 million, $2.2 million and $2.3 million, respectively.


MANUFACTURING

     We believe that our manufacturing expertise and production capabilities enable us to respond quickly to customers' orders and provide sufficient quantities on a timely basis. We believe that our investment in capital equipment and personnel training has enabled us to establish a reputation as one of the leading manufacturers of steel and graphite shafts.

     STEEL SHAFT MANUFACTURING PROCESS. The process of manufacturing a steel shaft has many distinct phases. Generally, a large steel coil is unrolled and then formed lengthwise, welded and cut into cylinders. The tubing is then treated and fitted over a metal rod or "mandrel" that is used to determine the precise inside diameter of the cylinder as it is drawn. The tubing is stretched, cut into sections, and then weighed and balanced. Later, through a process that we pioneered, the sections are tapered to give each shaft model a particular flex and frequency. The shafts are cleaned, straightened, heat-treated and tempered. The shafts are straightened by machines designed and built by True Temper. The shafts are plated with two layers of nickel to prevent corrosion and then covered with a fine layer of chrome. Finally, shafts are dried, polished and inspected for cosmetic flaws before our name and logo is affixed to the shaft. It takes an average of 10 days to manufacture a True Temper steel shaft.

     GRAPHITE SHAFT MANUFACTURING PROCESS. There are two dominant processes, both of which we use to manufacture a graphite shaft: flag-wrapping and filament-winding. The flag-wrapping process uses graphite fiber materials or "prepreg" in sheet form which requires refrigeration until use. Each new roll of prepreg is allowed to reach room temperature before the material is cut into pennant-shaped patterns called flags for each particular shaft design. Layer by layer, various combinations of prepreg flags are wrapped around mandrels specified for each particular shaft design. The layered materials are then encased in thin layers of clear tape for compaction and heated at high temperatures to harden the material. At the end of the process, the shafts are painted and stylized using a variety of colors, patterns and designs. The filament-winding process, on the other hand, begins with a spool, rather than a sheet, of graphite fiber, which is fed onto the reel of a machine which then wraps the fiber around a mandrel by turning the mandrel and simultaneously moving the graphite fiber from one end of the mandrel to the other. Once the mandrel is wrapped, the process uses the same encasing and heating techniques as the flag wrapping process.

     RAW MATERIALS. We use several raw materials to produce steel golf shafts, including several steel alloys sourced from two or three primary vendors, nickel and plating chemicals, Sensicore inserts and various sundry supplies, boxes and labels. Graphite shafts are produced with a variety of graphite fiber materials in both sheet and spool form that we source from several different vendors. In addition, graphite shafts are finished with a wide variety of paints and inks. We believe that there are adequate alternative suppliers of these materials, and, therefore, we do not believe that we are dependent on any one supplier. See "Business Risks--Risk Associated with Fluctuations in Raw Material Cost and Availability" and "Qualitative and Quantitative Disclosures About Market Risk--Commodity Risk" for risks relating to price increases in raw materials and to delays in receiving supplies.

MARKETING & PROMOTION

     Our marketing strategy is designed around new product development and targeted advertising and promotion programs. Through our ability to anticipate and address consumer trends in the golf equipment market, as well as the performance demands of professional golfers, we are able to successfully market our products to golf club manufacturers while strengthening brand awareness. During the last several years, our marketing efforts through the utilization of a wide variety of promotional channels, including mass media advertising, print and television, sponsorship of golf-related events, equipment endorsements and product demonstrations, have increased our overall exposure in the golf industry.

     For example, we have maintained a strong presence among PGA Tour players, particularly since 1981, when we began sending our PGA Tour van to all major PGA events. The Tour van functions as a golf club repair shop on wheels, visiting over 50 professional tour events during 1999. Typically, the van is located on the practice tee and lends technical support to the tour professionals while simultaneously promoting the True Temper and Grafalloy brands with representatives of original equipment manufacturers. In addition, we provide technical support to the players on the Senior PGA Tour, the LPGA Tour, and the Buy.Com Tour (formerly the Nike Tour).

     Although we do not pay any professional golfer to play our shafts in competition, we believe that the use of our products by professional golfers enhances our reputation for quality and performance while also promoting the use of our shafts. Recognizing the influence professional golfer's product choices have on consumer preferences, we also engage in special promotional efforts to encourage professional golfers to use clubs with our shafts. Similarly, we contribute shafts to college athletic programs and teaching professionals in order to expose those who may influence future club purchases to the advantages of True Temper and Grafalloy shafts.

     Much of our advertising and promotional spending is dedicated to print and television advertising, including cooperative advertising with our customers. We believe we are currently the only golf club shaft manufacturer that consistently advertises on television. Additional advertising and promotional spending is allocated to promotional events such as trade shows, consumer golf shows and PGA Tour activities. In a 1998 New York Times research poll, True Temper was ranked as the top golf shaft company in terms of brand familiarity. Of those surveyed, 93% recognized the True Temper brand.

     Advertising and promotional costs for the years ended December 31, 1999, 1998 and 1997 were $4.6 million, $4.2 million and $4.2 million, respectively.

DISTRIBUTION & SALES

     We primarily sell our shafts to golf club manufacturers and distributors. Typically, distributors resell our products to custom club assemblers, pro shops and individuals. Sales to golf club manufacturers accounted for approximately 70% of revenues in 1999.

     We believe that we have one of the most experienced and respected sales staffs in the industry. Our sales and marketing department includes domestic sales managers, international sales managers, a customer service group and a team of design professionals who provide field support to our sales representatives. We believe that our international market presence, which comprised approximately 15% of our total 1999 revenues, provides an opportunity for future growth. We market our products in Japan, Europe and Southeast Asia and maintain a sales office and a distribution operation in each region.


EMPLOYEES

     As of December 31, 1999, we had 603 full-time employees, including 24 in sales and marketing, 34 in research, development and manufacturing engineering, 513 in production and the balance in administrative and support roles. In addition, as of December 31, 1999, we had 109 individuals working in production at our El Cajon facility through a temporary employment agency. The El Cajon plant has historically used a certain portion of temporary workers in order to more effectively match the workforce level with the required production level at various times of the year.

     The hourly employees at our steel plant in Amory, Mississippi are represented by the United Steel Workers of America. In May 1999, the United Steel Workers union at our Amory, Mississippi facility voted to accept a new collective bargaining agreement that covers a four year period beginning in May 1999 and expiring in July 2003. This new agreement supercedes the existing agreement that was due to expire in July, 2000. We believe that our relationships with the union and our employees are good. See "Risk Factors--Labor Relations" for a description of how our company would be adversely affected in the event of a labor disruption or work stoppage affecting our employees.

INTELLECTUAL PROPERTY

     We currently hold 29 U.S. patents relating to various products and proprietary technologies, including the Sensicore technology, and have 16 patent applications pending. We also hold numerous trademarks related to, among other things, our True Temper and Grafalloy branded products.

     While we consider our patents and trademarks to be valuable assets, we do not believe that our competitive position is dependent solely on patent or trademark protection, or that our operations are dependent on any individual patent or trademark.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

     We are subject to federal, state and local environmental and workplace health and safety laws and regulations, including requirements governing discharges to the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. Based on a recent review conducted by independent environmental consultants, we believe that we are currently in material compliance with environmental and workplace health and safety laws and regulations. Nevertheless, our manufacturing operations involve the use of hazardous substances and, as is the case with manufacturers in general, if a release of hazardous substances occurs or has occurred on or from our facilities, we may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material.

     We devote significant resources to maintaining compliance with, and believe we are in material compliance with, our environmental obligations. Despite such efforts, the possibility exists that instances of noncompliance could occur or be identified in the future, the penalties or corrective action costs associated with which could be material.

     Like any manufacturer, we are subject to the possibility that we may receive notices of potential liability, pursuant to CERCLA or analogous state laws, for cleanup costs associated with onsite or offsite waste recycling or disposal facilities at which waste associated with our operations have allegedly come to be located. Liability under CERCLA is strict, retroactive, and joint and several. No such notices are currently pending.

     We have made, and will continue to make, capital expenditures to comply with current and future environmental obligations. Because environmental requirements are becoming increasingly stringent, our expenditures for environmental compliance may increase in the future.

BUSINESS RISKS

     This annual report on Form 10-K includes "forward looking statements" including, in particular, the statements about our plans, strategies, and prospects under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business". Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the forward looking statements we make in this report are set forth below and elsewhere in this report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the following cautionary statements.

SUBSTANTIAL LEVERAGE--Our substantial indebtedness could adversely affect the financial health of our company. For example, it could:

     - make it more difficult for us to satisfy our obligations with respect to our Senior Subordinated Notes;

     - increase our vulnerability to increases in interest rates because our secured credit facility, under which our indebtedness was $36.4 million as of December 31, 1999, is subject to a variable interest rate;

     - limit our ability to fund future working capital, capital expenditures, research and development costs, acquisitions and other general corporate requirements;

     - require a substantial amount of our annual cash flow from operations for debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, acquisitions and other general corporate purposes;

     - limit our flexibility to plan for, or react to, changes in our business and the industry in which we operate;

     - place us at a competitive disadvantage compared to our competitors that have less debt; and

     -    limit our ability to borrow additional funds.

ABILITY TO SERVICE DEBT--Due largely to factors beyond our control, we may not in the future be able to generate the cash we need to service our indebtedness. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our senior bank facilities will be adequate to meet our future liquidity needs.

     We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior bank facilities in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We might not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

DEPENDENCE ON DISCRETIONARY CONSUMER SPENDING--Sales of golf clubs are dependent on discretionary consumer spending which may be affected by general economic conditions such as a decrease in consumer spending on golf equipment. In addition, our future results of operations could be affected adversely by a number of other factors that influence discretionary consumer spending including, unseasonal weather patterns, demand for our existing and future products, new product introductions by our competitors, an overall decline in participation in golf activities, shifting consumer preferences for graphite, steel golf club shafts or other materials that we currently do not produce, and competitive pressures that otherwise result in lower than expected average selling prices. Any one or more of these factors could result in our failure to achieve our expectations as to future sales or earnings. Because most operating expenses are relatively fixed in the short-term, we may be unable to adjust spending to compensate for any unexpected sales shortfall, which could adversely affect our results of operations.

NEW PRODUCT INTRODUCTION--There can be no assurance that we will continue to develop competitive products, develop or use technology on a timely or competitive basis or otherwise respond to emerging market trends. Because the introduction of new golf club shafts using steel, graphite or other composite materials is critical to our future success, our continued growth will depend, in large part, on our ability to successfully develop and introduce new products in the marketplace. Should golf consumers prefer to use golf clubs made from materials other than steel or graphite, there could be a material adverse effect on the results of our operations. In addition, the design of new golf clubs is also greatly influenced by the rules and interpretations of the U.S. Golf Association ("USGA"). Although the golf equipment standards established by the USGA generally apply mainly to competitive events sanctioned by that organization, we believe that it is critical for our future success that our new shafts comply with USGA standards. No assurance can be given that any new products will receive USGA approval or that existing USGA standards will not be altered in ways that adversely affect the sales of our current or future products.

LABOR RELATIONS--If any labor disruption or work stoppages affect our employees, the results of our operation could be adversely affected. At December 31, 1999, we employed approximately 603 full-time individuals. Of these, approximately 384 hourly employees at our Amory, Mississippi facility are represented by the United Steel Workers of America. Although we believe that relations with our employees and the union are generally good, there can be no assurance that we will not be subject to work stoppages or other labor disruption and, if such events were to occur, that there would not be a material adverse effect on our results of operations.

LIMITED EXPERIENCE AS A STAND ALONE COMPANY--Since we have operated as an independent company for only the past 15 months, we cannot assure you that we will continue to be self-sufficient in our need for general and administrative services or be able to continue to obtain them at favorable prices. In the past we have benefited from Black & Decker's provision of general and administrative services. These services include treasury, tax, risk management, employee benefits administration, certain legal services, internal audit and other administrative functions. We entered into a transition services agreement with Black & Decker pursuant to which Black & Decker agreed to continue providing us with some of these services, specifically related to our foreign operations, for up to 12 months after the date on which the recapitalization occurred, September 30, 1998. Upon the expiration of this agreement on September 30, 1999 we began obtaining these services through internal and external sources apart from Black & Decker.

COMPETITION WITH OTHER GOLF CLUB SHAFT DESIGNERS AND MANUFACTURERS--We operate in a highly competitive environment and compete against a number of established golf club shaft designers, manufacturers and distributors. We also compete indirectly with manufacturers that produce shafts internally and face potential competition from golf club manufacturers that currently purchase golf club shaft components from third parties but which may have, develop or acquire the ability to manufacture shafts internally. Unlike the steel shaft industry, the graphite shaft industry is highly fragmented. As a result, we compete with many players involved in the design and manufacture of graphite shafts. See "Business--Competition" for a description of the bases on which we compete and the number of competitors in our industry.

INDUSTRY CONSOLIDATION--As of December 31, 1999 we do not have any one customer that represents a significant portion of our annual revenues. However, if the industry and customer base continues to consolidate, then it is possible a consolidation of several of our existing customers into one company could represent a significant portion of our annual revenues. If this were to occur, and this customer switched to an alternative shaft supplier, it could have a material adverse effect on our results of operations.

FLUCTUATIONS IN COST AND AVAILABILITY OF RAW MATERIAL--Since our company is dependent upon certain suppliers for steel, nickel, graphite prepreg and other materials, we are subject to price increases and delays in receiving materials which could have a significant adverse effect on our results of operations. We are subject to price increases in raw materials used in the manufacture of golf club shafts and to delays in receiving supplies. Golf club shaft raw materials, principally steel and a graphite fiber composite known as "prepreg", represent a significant portion of the manufacturing cost of a golf club shaft.

PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY--There can be no assurance that the patents we hold relating to certain of our products and technologies offer complete protection against infringement of our proprietary rights by others. We currently hold 29 U.S. patents relating to various products and proprietary technologies, including the Sensicore technology, and have 16 patent applications pending. There can be no assurance, however, as to the degree of protection afforded by these patents or as to the likelihood that patents will be issued from the pending patent applications. Moreover, these patents may have limited commercial value or may not protect our products. Additionally, the U.S. patents that we hold do not preclude competitors from developing or marketing products similar to our products in international markets.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS--We are subject to federal, state, and local environmental and workplace health and safety laws, regulations and requirements which, if contravened, could result in significant costs to our company. Our manufacturing operations involve the use of hazardous substances and should there be a release of such substances from our facilities, we may be held liable. Although we believe we are in material compliance with all such laws, regulations and requirements, instances of noncompliance could occur or be identified in the future. The penalties or corrective action costs associated with noncompliance could be material. In addition, we may receive notices of potential liability pursuant to federal or state laws for cleanup costs associated with waste recycling or disposal facilities at which wastes associated with our operations have allegedly come to be located.

RESTRICTIONS IMPOSED BY OUR SENIOR CREDIT FACILITIES AND THE INDENTURE FOR OUR 10 7/8% SENIOR SUBORDINATED NOTES DUE 2008 (the "Notes")--As more fully described in Note 9 to the financial statements located elsewhere in this annual report, we are subject to restrictions contained in our senior bank facilities and in the indenture. Failure to comply with any of the restrictions could result in acceleration of our debt. The senior credit facilities and the indenture restrict our ability to:

     -    incur additional indebtedness;

     -    pay dividends and make distributions; and

     -    make certain investments, loans, or advances (including acquisitions).

     In the event that we fail to comply with any of these restrictions, or receive a waiver from compliance, we will be required to pay to our lenders our outstanding debt or we may be subject to foreclosure on the collateral securing our obligations under the senior credit facilities.

ITEM 2.  PROPERTIES

     Our administrative offices and manufacturing facilities currently occupy approximately 400,000 square feet. Our shafts are manufactured at two separate facilities, a steel shaft facility located in Amory, Mississippi and a composite shaft facility located in El Cajon, California. Our executive offices are located in a leased facility in Memphis, Tennessee. The following table sets forth certain information regarding significant facilities operated by True Temper as of December 31, 1999:

                                                                                    LEASE
                                                         APPROX.     OWNED/      EXPIRATION
FACILITY                   LOCATION                      SQ. FT.     LEASED         DATE
--------                   --------                      -------     ------         ----
Corporate Offices          Memphis, Tennessee            13,500      Leased      December 2000
Steel Shaft/Tubing Mfg.    Amory, Mississippi           335,000      Leased       January 2063(2)
Composite Shaft Mfg.       El Cajon, California          45,907      Leased         March 2004
Building (1)               Olive Branch, Mississippi     45,000      Owned                  --

(1) In connection with the acquisition of Grafalloy in October 1998, and the subsequent consolidation of our composite manufacturing operations into the El Cajon, California plant, we have idled our Olive Branch, Mississippi facility. The final phase of our composite manufacturing consolidation plan involves the sale of the Olive Branch building, which is currently on the market for sale.

(2) The Amory, Mississippi lease is structured in 5 year automatically renewable terms, extending through January 2063.

     In addition, we promote our products in international markets through sales offices in Australia, Japan and the United Kingdom.

     To the extent that any such properties are leased, we expect to be able to renew such leases or to lease comparable facilities on terms commercially acceptable to us.

]ITEM 3.  LEGAL PROCEEDINGS

        Various claims and legal proceedings, generally incidental to the normal course of business, are pending or threatened against us. While we cannot predict the outcome of these matters, in the opinion of management, any liability arising from these matters will not have a material adverse effect on our business, financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public market for the Company's equity securities. All of the Company's capital stock is owned by True Temper Corporation.

     The Company has not declared any dividends on its shares of common stock during fiscal years 1999 or 1998.


ITEM 6.  SELECTED FINANCIAL DATA

     Set forth below are our selected historical financial data for the five fiscal years ended December 31, 1999. The historical financial data have been derived from our audited financial statements and the notes thereto, for which the December 31, 1999 and 1998 financial statements are included herein.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 (Dollars in thousands)
                                                     -----------------------------------------------------------------------------
                                                        1999             1998(1)          1997             1996             1995
                                                        ----             ----             ----             ----             ----
STATEMENT OF OPERATIONS DATA:
   Net sales .................................       $  92,215       $  91,450         $  82,597        $  71,603        $  67,531
   Gross profit ..............................          36,131          32,198            28,711           21,975           18,303
   Selling, general and
      administrative expenses ................          15,156          13,464            13,324           11,145            9,668
   Allocated corporate expenses(2) ...........              --             763               927              668            1,282
   Amortization of goodwill ..................           2,701           2,505             3,746            3,746            3,775
   Goodwill writeoff(3) ......................              --          40,000                --               --               --
   Recapitalization transaction expenses .....              --           5,698                --               --               --
   Restructuring charges(4) ..................             622           1,150               520              492              421
   Operating income (loss) ...................          17,652         (31,382)           10,194            5,924            3,157
   Net income (loss) .........................       $   1,002       $ (37,811)        $   4,863        $   2,205        $     486

BALANCE SHEET DATA (AT END OF PERIOD):
   Working capital(5) ........................       $  11,200       $   8,942         $   6,418        $   6,627        $   6,604
   Total assets ..............................         187,646         189,626           160,341          163,186          168,533
   Total debt(6) .............................         136,522         137,545               349              362               --
   Total stockholder's equity ................       $  35,881       $  34,879         $ 146,716        $ 151,907        $ 158,164

OTHER FINANCIAL DATA:
   EBITDA(7) .................................       $  23,857       $  14,449         $  17,543        $  13,233        $  10,501
   EBITDA margin .............................            25.9%           15.8%             21.2%            18.5%            15.5%
   Adjusted EBITDA(7) ........................       $  25,087       $  21,622         $  18,063        $  13,725        $  10,922
   Adjusted EBITDA Margin(7) .................            27.2%           23.6%             21.9%            19.2%            16.2%
   Cash from operating activities ............       $   7,619       $   4,661         $  12,999        $   9,582        $   7,383
   Cash from (used in) investing activities ..          (1,572)         (8,531)           (2,439)          (2,784)             699
   Cash from (used in) financing activities ..          (1,885)          4,836           (10,054)          (6,462)          (8,154)
   Depreciation and amortization .............           6,205           5,831             7,349            7,309            7,344
   Capital expenditures ......................       $   1,620       $   2,366         $   2,452        $   2,784        $   4,123
   Ratio of earnings to fixed charges(8) .....            1.2x              --                --               --               --

        (1) On June 29, 1998, Black & Decker Corporation, along with its True Temper Sports Division, and True Temper Sports LLC (an affiliate of Cornerstone Equity Investors LLC), entered into an agreement pursuant to which TTSI LLC acquired, effective on September 30, 1998, an 89% equity interest in True Temper Corporation, our parent company (collectively referred to as the "Recapitalization"). The Recapitalization was accounted for as a leveraged recapitalization, and accordingly our assets and liabilities remained at their historical bases for financial reporting purposes; however, for income tax purposes the transaction was treated as a taxable business combination.

     (2) Prior to the recapitalization, True Temper received certain services provided by Black & Decker that included cash management, tax reporting, risk management and internal audits. Charges for these corporate services were based upon a general allocation methodology determined by Black & Decker, and used to allocate all corporate overhead expenses to Black & Decker's operating divisions and subsidiaries. See Note 11 to the financial statements, included elsewhere in this filing, for a detailed discussion of these related party transactions, including management's estimate of the stand-alone costs for such services.

     (3) In connection with Black & Decker's change in accounting policy with respect to the measurement of goodwill impairment, $40.0 million of goodwill related to True Temper was written off, effective January 1, 1998, as a change in accounting estimate inseparable from a change in principle. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to the financial statements included elsewhere in this annual report.

     (4) Reflects severance and other costs related to the consolidation of manufacturing and administrative facilities. Charges in 1998 and 1999 are directly related to the consolidation of True Temper's Olive Branch, Mississippi composite manufacturing operations into the El Cajon, California facility. See Note 5 to the financial statements included elsewhere in this annual report.

     (5) Working capital excludes cash and cash equivalents.

     (6) Total debt includes long-term debt and capital lease obligations.

     (7) EBITDA represents operating income or loss plus depreciation, amortization and goodwill write-off. Adjusted EBITDA represents EBITDA plus recapitalization transaction expenses, restructuring charges, management services fee and the union ratification bonus; less the pension curtailment gain. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

     (8) Information relating to the ratio of earnings to fixed charge for 1995 through 1997 has been excluded as the fixed charges were less than $200 for each of 1995, 1996 and 1997 and thus immaterial for each of those years. Earnings were not sufficient to cover fixed charges by $34,924 in 1998, due to a $40,000 goodwill write-off taken as of January 1, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE MORE DETAILED INFORMATION IN THE AUDITED FINANCIAL STATEMENTS, INCLUDING THE RELATED NOTES, APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

COMPANY OVERVIEW

      True Temper Sports, Inc. or "True Temper", a wholly owned subsidiary of True Temper Corporation, is a leading designer, manufacturer and marketer of both steel and composite graphite golf club shafts for original equipment manufacturers and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance tubing products that offer high strength and tight tolerance tubular components to the bicycle, automotive and recreational sports markets. In 1999, golf shaft sales represented 96% of total revenues, and performance-tubing sales represented 4%.

      On September 30, 1998 True Temper Corporation was recapitalized in a transaction that was accounted for as a leveraged recapitalization. For a more detailed discussion of the accounting treatment of this transaction, see the notes to the financial statements appearing elsewhere in this document. Prior to this date, True Temper operated as a wholly owned subsidiary of the Black & Decker Corporation("Black & Decker" or "B&D"). For the periods through September 29, 1998, the accompanying financial information includes all revenues of True Temper, all items of expense directly incurred by it and expenses charged or allocated to it by Black & Decker in the ordinary course of business. These allocated corporate expenses are discussed further in this Management's Discussion and Analysis and the notes to the financial statements.

      On October 26, 1998 True Temper acquired substantially all of the assets, and assume certain liabilities, of Grafalloy Corporation, a wholly owned subsidiary of The American Materials & Technologies Corporation, located in El Cajon, California, for approximately $6.2 million in cash. For the purposes of the financial statements, the acquisition was accounted for as a purchase and, accordingly, Grafalloy's results are included in the accompanying financial information as of the date of acquisition.

YEAR IN REVIEW - 1999

     The golf equipment industry entered 1999 in the midst of sluggish sales that began during the second half of 1998. We believe this lack of momentum was driven by some softness at the retail level, but was primarily the effect of an inventory buildup in both the OEM and distributor channels. Our revenue for the first half of 1999 reflected this buildup, as we experienced a decrease in sales of 4.4% compared to the first six months of 1998. We believe, however, that a turnaround in the industry occurred during mid 1999, as evidenced by increased retail sales, and similar improvements in our sales which increased 8.0% from the corresponding six month period in 1998.

     This apparent turnaround was driven by several factors. Not only did retail sales improve during the second half of 1999, but unit shipments at wholesale also increased, according to data provided by the National Golf Foundation. Based upon this data we believe that the inventory "bubble" has worked its way through the supply chain, and is evidenced by increases to our incoming order rate over the past several months.

      In addition, we have introduced new products which we believe have and will continue to contribute to our sales and marketshare growth. During the second half of 1999 we introduced two new products which we believe are significant: Tri-Gold and Sensicore Gold. Tri-Gold shafts, which are available in both steel and graphite, are designed to help golfers hit more accurate and consistent shots with every club in their bag. They incorporate three complementary features to improve distance, scoring and accuracy: Ascending Weight Technology, progressive flex, and the unique Tri-Step design pattern. Sensicore Gold shafts employ Variable Feel Technology, which eliminates most unwanted vibration in tougher to hit long irons, while preserving valuable feedback in short irons. Sales from these and other new products introduced in 1999 represented in excess of 10% of total revenue for the year.

 We continue to maintain a strong presence and successful record on the four major U.S. professional golf tours: the PGA Tour, the Senior PGA Tour, the LPGA Tour and the Buy.Com Tour. During 1999 players using True Temper and/or Grafalloy shafts won over 68% of all tournament events, including the men's U.S. Open, British Open and the PGA Championship. We feel this performance, combined with our recent new product introductions described above, will add to True Temper's position as the number one golf shaft on tour.

     1999 was a very active year for us from an operations standpoint, highlighted by the successful integration and consolidation of our Olive Branch graphite shaft manufacturing operations into our El Cajon, California facility, which we acquired with the Grafalloy acquisition in late 1998. This integration included an expansion of floor-space in El Cajon of approximately 25,000 square feet, or a virtual doubling of its original size, and the idling of our Olive Branch, Mississippi plant. The integration was planned and implemented with no major disruptions to our customers, and has resulted in production efficiencies and overhead cost reductions consistent with our expectations. The final phase of the integration involves the sale of the Olive Branch plant, which is currently on the market.

RESULTS OF OPERATIONS

      The following table sets forth the components of net income as a percentage of net sales for the periods indicated:



                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                                --------------------------------

                                                                   1999                    1998                    1997
                                                                   ----                    ----                    ----

Net sales........................................................  100.0%                  100.0%                  100.0%
Cost of sales....................................................   60.8                    64.8                    65.2
    Gross profit.................................................   39.2                    35.2                    34.8
Selling, general and administrative expenses.....................   16.4                    15.6                    17.3
Amortization of goodwill.........................................    2.9                     2.7                     4.5
Write-off of goodwill............................................    0.0                    43.7                     0.0
Restructuring costs..............................................    0.7                     1.3                     0.6
Recapitalization transaction expenses............................    0.0                     6.2                     0.0
    Operating income (loss)......................................   19.1                   (34.3)                   12.3
Interest expenses................................................   15.6                     3.8                     0.0
Other expenses, net..............................................    0.0                     0.1                     0.1
    Earnings (loss) before income taxes..........................    3.6                   (38.2)                   12.3
Income taxes.....................................................    2.5                     3.2                     6.4
    Net income (loss)............................................    1.1%                  (41.3)%                   5.9%

EBITDA...........................................................   25.9%                   15.8%                   21.2%
Adjusted EBITDA..................................................   27.2%                   23.6%                   21.9%

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     NET SALES. Net sales for 1999 increased $0.8 million, or 0.8%, to $92.2 million from $91.5 million in 1998. This increase was driven primarily by golf shaft sales, as our performance tubing sales were consistent between 1999 and 1998. This increase in golf shaft sales was driven by the incremental composite shaft volume from the purchase of Grafalloy, offset somewhat by decreased unit sales for commercial steel shaft products. We attribute this decline in commercial steel shaft sales to the general softness in the entire golf equipment industry experienced during most of 1999, as well as the effect of the gradual decrease of inventory in the supply chain, which had built up during previous periods.

      Net sales to international customers decreased $0.5 million, or 3.6%, to $14.2 million in 1999 from $14.8 million in 1998. This decrease was driven primarily by lower sales in the United Kingdom, as they experienced the same general softness in the golf industry during the first half of 1999 that was apparent in the US, partially offset by increased sales in Japan and Asia, where we continue to grow our business.

     While 1999 total sales increased only modestly over 1998, we are encouraged by the quarterly trends experienced during 1999. Net sales for the first quarter of 1999 decreased $1.8 million, or 7.2%, from the same period in 1998; while net sales for the second quarter of 1999 decreased only $.5 million, or 1.8%, from the same period in 1998; net sales for the third quarter of 1999 increased $1.5 million, or 7.8%, from the same period in 1998; and net sales for the fourth quarter of 1999 increased $1.6 million, or 8.2%, from the same period in 1998. No assurance can be given, however, that this trend will continue in 2000.

     GROSS PROFIT. Gross profit for 1999 increased $3.9 million, or 12.2%, to $36.1 million from $32.2 million in 1998. Gross profit as a percentage of net sales increased to 39.2% in 1999 from 35.2% in 1998. This improvement in gross profit as a percentage of net sales was driven by several factors. Although total net sales increased only 0.8% in 1999, the mix of product sold to achieve those sales shifted between 1998 and 1999. In 1999 sales of commercial grade steel shafts, which have a lower than average profit margin, decreased while sales of our premium steel product remained relatively flat. This shift in mix resulted in a higher average sales price per steel unit sold during 1999, and subsequently, higher gross margins.

      In addition, gross profit improved with our ongoing cost reduction and productivity improvement efforts and the savings from consolidating our graphite shaft manufacturing operations into our El Cajon facility.

      In the fourth quarter of 1998 we recorded an expense of $0.2 million to cost of sales, related to the consolidation of our graphite manufacturing operations in El Cajon. In the second quarter of 1999 we paid a ratification bonus of $0.4 million to the union members at our steel golf shaft plant in Mississippi. This ratification bonus was paid in conjunction with a new four-year collective bargaining agreement that expires in June 2003. Additionally, in the fourth quarter of 1999 we recorded a pension curtailment gain of $0.3 million associated with the closure of our Olive Branch facility.

      Excluding the 1998 impact of the restructuring costs, and the 1999 impact of the ratification bonus and pension curtailment gain, gross profit for 1999 would have increased $3.8 million, or 11.9%, to $36.2 million from $32.4 million in 1998, and gross profit as a percentage of net sales would have increased to 39.3% from 35.4%.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) increased approximately $0.9 million, or 6.5%, to $15.2 million in 1999 from $14.2 million in 1998. SG&A as a percentage of net sales increased to 16.4% in 1999 from 15.6% in 1998. The increase in SG&A spending reflects the impact of adding the Grafalloy operations, offset primarily by the cost savings from restructuring and integration programs.

     OPERATING INCOME (LOSS). Operating income for 1999 increased by approximately $49.0 million, to operating income of $17.7 million from an operating loss of $31.4 million in 1998. In addition to the impact on operating income from the gross profit and SG&A items discussed above, our 1998 operating income was negatively impacted by a $40.0 million write-off of True Temper's goodwill, and $5.7 million in expenses associated with the leveraged recapitalization. The goodwill write-off was recorded in January 1998 by Black & Decker (our former parent company), while the recapitalization expenses were recorded during the fourth quarter of 1998. Also, the 1999 and 1998 operating income was negatively impacted by restructuring costs of $0.6 million and $1.2 million, respectively, related to the consolidation of our graphite manufacturing operations.

      Excluding the impact of the 1998 goodwill write-off and recapitalization expenses, the 1999 union ratification bonus and pension curtailment gain (discussed above), and the restructuring costs in both years, operating income would have increased $2.7 million, or 17.3%, to $18.4 million from $15.7 million in 1998, and operating income as a percentage of net sales would have increased to 19.9% from 17.1%.

      INTEREST EXPENSES. Interest expense for 1999 increased to $14.3 million from $3.5 in 1998. As explained further in the notes to the financial statements, none of Black & Decker's consolidated indebtedness was directly attributable to the assets of True Temper and, accordingly, no debt of Black & Decker or related interest expense was allocated to True Temper. Subsequent to the recapitalization on September 30, 1998, we began to record interest expense in the fourth quarter related to our Senior Subordinated Notes and senior credit facilities. In 1999 we recorded a full year's worth of interest expense related to this debt.

      NET INCOME (LOSS). Net Income for 1999 increased by $38.8 million to net income of $1.0 million from a net loss of $37.8 million in 1998. Excluding the impact of the 1998 goodwill write-off and recapitalization expenses, the 1999 union ratification bonus and pension curtailment gain, and the restructuring costs in both years, net income would have decreased by $5.1 million to $1.5 million in 1999 from $6.6 million in 1998. This decrease is the result of increased SG&A spending and the additional $10.9 million in interest expense in 1999, offset by the gross profit improvements described above.

      EBITDA & ADJUSTED EBITDA. EBITDA, which is a financial measurement used by some to gauge our operating performance, represents operating income plus depreciation, amortization of goodwill and goodwill write-off. Adjusted EBITDA represents EBITDA plus recapitalization costs, restructuring costs, management services fee, and the union ratification bonus; less the pension curtailment gain.

      EBITDA and Adjusted EBITDA for 1999 and 1998 are calculated as follows:

                                     1999      1998
                                   -------   --------
     Operating income (loss)       $17,652   $(31,382)
     Plus:
       Depreciation                  3,504      3,326
       Amortization of goodwill      2,701      2,505
       Goodwill write-off               --     40,000
                                   -------   --------
     EBITDA                         23,857     14,449
     Plus:
       Recapitalization costs           --      5,698
       Restructuring costs             622      1,350
       Management services fee         500        125
       Union ratification bonus        400         --
     Less:
       Pension curtailment gain        292         --
                                   -------   --------
     Adjusted EBITDA               $25,087   $ 21,622
                                   =======   ========

      The increase in adjusted EBITDA of $3.5 million, or 16.0% is reflective of the profit impact of the operating income (loss) items described above as well as the impact of the items identified in the table above.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

      NET SALES. Net sales for 1998 increased $8.9 million, or 10.7%, to $91.5 million from $82.6 million in 1997. Golf shaft sales increased $10.2 million, or 13.1%, to $87.5 million in 1998 from $77.3 million in 1997. This increase in sales was driven by increased unit sales for both the premium and commercial steel shaft products. Sales of graphite shafts were relatively unchanged between 1997 and 1998. Performance tubing sales decreased $1.3 million, or 24.2%, to $4.0 million from $5.3 million. This reduction in tubing sales was driven by declining sales of bicycle tubing because of softness in the bicycle industry.

      Net sales to international customers increased $0.7 million, or 4.8%, to $14.8 million in 1998 from $14.1 million in 1997. Higher unit volumes drove this increase from market share gains in Japan, offset by reduced sales in the South Pacific resulting from weak consumer demand and currency devaluation.

      GROSS PROFIT. Gross profit for 1998 increased $3.5 million, or 12.1%, to $32.2 million from $28.7 million in 1997. Gross profit as a percentage of net sales increased to 35.2% in 1998 from 34.8% in 1997. Gross profit grew with the increased sales volume and the improvement in gross profit margin. The improvement in gross profit margin is attributable to our success in selling a greater percentage of products with a higher profit margin and was partially offset by the following factors:

      (1) we experienced some unfavorable productivity results in the Olive Branch production facility in conjunction with our decision to close the Olive Branch plant and move its operations to El Cajon, California;

      (2) gross profit margins were negatively impacted by the two months of Grafalloy activity that were included in True Temper's fourth quarter operations; since Grafalloy's sales are slightly more seasonal than True Temper's core business, its gross profit margins in the second half of the year are traditionally lower than in the first half of the year; and

      (3) we recorded a restructuring provision in the fourth quarter of 1998 which included a $0.2 million charge to cost of sales to write-off inventory that has become obsolete as a result of the restructuring program.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) were $14.2 million in each of 1998 and 1997, and decreased, as a percentage of net sales, to 15.6% in 1998 from 17.3% in 1997. We spent approximately $0.2 million less in 1998 than in 1997 for the combined costs of advertising, promotion and research & development, a savings that was offset by increased spending on several administrative items.

      OPERATING INCOME (LOSS). Net income (loss) for 1998 decreased by $41.6 million, to a loss of $31.4 million from $10.2 million of operating income in 1997. In addition to the impact on operating income from the gross profit and SG&A items discussed above, operating income was reduced by the following two primary factors:

      (1) effective January 1, 1998 Black & Decker, True Temper's former parent company, recorded a $40.0 million write-off of True Temper goodwill; and

      (2) we incurred various fees and expenses related to the Recapitalization that were recorded as period costs in the fourth quarter of 1998.

      See a further explanation of these items in the Management's Discussion and Analysis below as well as in the notes to the financial statements. Excluding the impact of the goodwill write-off and recapitalization transaction expenses, operating income increased by $4.1 million, or 40.4%, to $14.3 million in 1998 from $10.2 million in 1997, and operating income as a percentage of net sales increased to 15.7% from 12.3%.

      INTEREST EXPENSES. Interest expense for 1998 increased to $3.5 million from $0 in 1997. As explained further in the notes to the financial statements, none of Black & Decker's consolidated indebtedness was directly attributable to the assets of True Temper and, accordingly, no debt of Black & Decker or related interest expense was allocated to True Temper. Subsequent to the recapitalization on September 30, 1998, we began to record interest expense in the fourth quarter related to our Senior Subordinated Notes and senior credit facilities.

      NET INCOME (LOSS). Net income (loss) for 1998 decreased by $42.7 million to a net loss of $37.8 million from net income of $4.9 million in 1997. This decrease is reflective of the profit impact from the items described above.

      EBITDA & ADJUSTED EBITDA. EBITDA, which is a financial measurement used by some to gauge our operating performance, represents operating income plus depreciation, amortization of goodwill and goodwill write-off. Adjusted EBITDA represents EBITDA plus recapitalization costs, restructuring costs, management services fee, and the union ratification bonus; less the pension curtailment gain.

     EBITDA and Adjusted EBITDA for 1998 and 1997 are calculated as follows:

                                             1998           1997
                                             ----           ----
Operating income (loss)                 $(31,382)         $10,194
Plus:
     Depreciation                          3,326            3,603
     Amortization of goodwill              2,505            3,746
     Goodwill write-off                   40,000               --
                                         -------          -------
EBITDA                                    14,449           17,543
Plus:
     Recapitalization costs                5,698               --
     Restructuring costs                   1,350              520
     Management services fee                 125               --
                                         -------          -------
Adjusted EBITDA                          $21,622          $18,063
                                         =======          =======


      The increase in adjusted EBITDA of $3.6 million, or 19.7% is reflective of the profit impact of the operating income (loss) items described above as well as the impact of the items identified in the table above.

OTHER ISSUES RELATED TO OPERATIONS

      CHANGE IN ACCOUNTING FOR GOODWILL. True Temper was a wholly owned subsidiary of the Black & Decker Corporation up until the effective date of the recapitalization on September 30, 1998. The financial statements of True Temper include goodwill that has been pushed-down from Black & Decker. As more fully described in the notes to the financial statements, effective January 1, 1998, Black & Decker elected to change its method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach. In connection with Black & Decker's change in accounting policy, $40.0 million of goodwill related to True Temper was written off through a charge to operations during the first quarter of 1998 as a change in accounting estimate inseparable from a change in principle. That write-down represented the amount necessary to write-down the carrying value of goodwill for True Temper to Black & Decker's best estimate, as of January 1, 1998, of True Temper's future discounted cash flows.

      See Note 13 to the financial statements, "Changes In Accounting for Goodwill", included elsewhere in this filing, for further discussion of the write-down of goodwill.

      ALLOCATED CORPORATE EXPENSES. Prior to the recapitalization, Black & Decker provided us with certain corporate services including cash management, tax reporting, risk management and internal audit. Allocated expenses for such services, amounting to $0.8 million and $0.9 million for 1998 and 1997, respectively, have been included in our statements of operating income under SG&A expenses. Charges for these corporate services were based upon a general allocation methodology determined by Black & Decker that was used to allocate all corporate overhead expenses to Black & Decker's operating divisions and subsidiaries. These charges have not necessarily been allocated on a basis which approximates our estimated usage of such services as a stand-alone entity. Management has reviewed, and continues to monitor, the costs we are incurring as a stand-alone entity that Black & Decker had previously allocated to us. We originally estimated that stand alone costs to replace the services previously provided by Black & Decker's corporate staff would be approximately $0.5 million annually. Our actual experience through 1999 is substantially consistent with our original estimates.

      See Note 11 to the financial statements, "Related Party Transactions", included elsewhere in this filing, for further discussion of the allocated corporate expenses.

      RESTRUCTURING CHARGES. In the fourth quarter of 1998, we purchased substantially all the assets of Grafalloy Corporation. Among other reasons, we purchased Grafalloy to provide a complimentary line of premium performance, ultra lightweight, graphite shafts to our existing graphite product lines. In addition, the acquisition increased our market share of graphite shafts and created more scale for our marketing and manufacturing operations. In conjunction with the acquisition, we developed a restructuring and integration plan, and publicly announced our plan to our employees and customers in December 1998.

      As of December 31, 1999, we have completed all but the final phase of the restructuring. All production of graphite shafts has been transitioned to our El Cajon facility, and the Olive Branch facility has been idled. The final phase of the restructuring involves the sale of the Olive Branch building, which we own. We have listed the property and building with a real estate professional. At December 31, 1999 we had no serious buyers.

      We had developed an estimate for the total restructuring reserve, and in conjunction with our December 1998 announcement, recorded an expense of $1.35 million in the fourth quarter of 1998 to accrue for the allowable expenses under GAAP. We had estimated that approximately $0.4 million of the estimated $1.35 million of restructuring reserve would be cash expenditures for employee severance and related matters, and we estimated that the remaining $0.95 million of estimated restructuring charges would be for non-cash expenses to record the write-down or write-off of capital equipment, buildings and inventory.

      As of December 31, 1999 $0.7 million of actual cash and non-cash expenses had been charged to the original accrual, leaving a balance of $0.7 million at December 31, 1999. Actual charges incurred have been consistent with our original estimates. The remaining reserves relates primarily to the disposition of equipment remaining at Olive Branch, and a loss on the sale of the Olive Branch building.

      In addition, we incurred costs in 1999 for the following items related to restructuring:

      (1)    machinery, equipment and inventory relocation;

      (2)    employee training;

      (3)    process re-engineering;

      (4)    travel and temporary living for the integration team; and

      (5)    certain capital expenditures.

      We spent $1.1 million on these items in 1999, with $0.6 million recognized as period costs throughout 1999, and $0.5 million capitalized as property, plant and equipment.

      In 1997 and 1996 we recorded restructuring costs related to various job eliminations and asset write-offs from the closure of one of our manufacturing buildings in Olive Branch, Mississippi and the reorganization of various sales, marketing and engineering functions. The restructuring initiatives from 1997 and 1996 are complete.

      See Note 5 to the financial statements, "Restructuring", included elsewhere in this filing, for further discussion of the restructuring charges and reserve activity.

      INCOME TAXES. For 1999, 1998 and 1997 income taxes were $2.3 million, $2.9 million, and $5.3 million, respectively. The effective tax rate differs from a federal statutory rate of 34% due primarily to the pre-tax income added back for the non-deductible portion of the goodwill write-off and goodwill amortization, the incremental tax rate for state income taxes and the effect of foreign taxes.

      See Note 10 to the financial statements, "Income Taxes", included elsewhere in this filing, for further discussion of income taxes.

LIQUIDITY & CAPITAL RESOURCES

GENERAL

      As part of the leveraged recapitalization and the acquisition of Grafalloy, we established a senior credit facility, which includes a $20.0 million non-amortizing revolving credit facility, none of which was drawn at the closing of the recapitalization, a $10.0 million term A loan due 2004, and a $27.5 million term B loan due 2005. Amounts under the revolving credit facility are available on a revolving basis during a period that commenced at the closing of the leveraged recapitalization, September 30, 1998, and ending on the sixth anniversary of the closing.

      In addition, as part of the leveraged recapitalization, we issued $100.0 million in 10 7/8% Senior Subordinated Notes Due 2008 (the "Notes"). The Notes require cash interest payments each June 1 and December 1, beginning June 1, 1999. The Notes are redeemable, under certain circumstances and at certain redemption prices, beginning December 1, 2001.

       Both the credit facility and the Notes contain customary covenants and events of default, including substantial restrictions and provisions which, among other things, limit our ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The bank credit facility also requires us to maintain certain specified financial ratios and tests including minimum EBITDA levels, minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. At December 31, 1999 we were in compliance with all of the covenants in both the credit facility and the Notes. Furthermore, the credit facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of our excess cash flow.

YEAR ENDED DECEMBER 31, 1999

      In calendar 1999, our cash provided by operating activities increased by $3.0 million to $7.6 million from $4.7 million in 1998. This increase was driven primarily by an increase in earnings from operations, as the increase in cash required for working capital needs during 1999 was consistent with the increase in 1998.

      The $7.6 million of cash provided from operations during 1999 was generated from $10.0 million in earnings from operations offset by $2.4 million in increased working capital levels. While the $4.7 million of cash provided from operations during 1998 was generated from $6.6 million in earnings from operations offset by $2.0 million in additional working capital needs.

      In addition, we used $1.6 million of cash to invest in property, plant and equipment in 1999, compared to the $2.4 million we spent in 1998. We also repaid $0.9 million of the principal on our senior credit facility during 1999, compared to $0.2 million repaid during 1998.

       Currently, our intention is to use existing cash and cash provided from future operations, if any, to repay our senior credit facilities and/or to make additional investments in the business for growth. In fact, in February of 2000 we repaid $2.4 million of our senior credit facilities in accordance with the mandatory repayment provisions of our credit agreement.

       In addition to the debt service obligation created by the credit facility and the Notes described above, our liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. We intend to fund our current and long terms working capital, capital expenditures and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of December 31, 1999 we have the full amount of the $20.0 million revolving credit facility available for future cash requirements.

      Any future acquisitions, joint ventures or similar transactions will likely require capital expenditures in excess of cash provided by operations, and potentially in excess of cash available under the revolving credit facility. There can be no assurance that any capital will be available to us on terms acceptable to us, or at all.

SEASONALITY

      In general, the component supplier sales to golf equipment companies and distributors are seasonal, and tend to precede the warm weather golf season. However, there are exceptions, especially for those suppliers that sell to the high volume opening price point golf club manufacturers who sell their product through mass retail channels and generate strong volumes during the holiday gift-giving season. Although our business does experience seasonal fluctuations, in general approximately 55% of our net sales are generated in the first half of the year, and the remaining 45% of net sales are generated in the second half.

INFLATION

      Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our results of operations.

DEFERRED TAX ASSET

      In conjunction with the leveraged recapitalization and the issuance of the Senior Subordinated Notes, we have recognized an increase in our deferred tax assets, since the recapitalization was treated as a taxable business combination for federal and state income tax purposes. This results in a step-up in our tax basis. This step-up in tax basis will provide approximately $185.6 million in future tax deductions and a reduction of approximately $52.9 million in future tax payments over the 15 year period beginning with 1998, net of a valuation reserve of approximately $17.6 million. We have elected to make a Section 338(h)(10) election under the Internal Revenue Code resulting in an anticipated annualized cash tax benefit of approximately $4.7 million, if fully utilized.

      See Notes 4 and 10 to the financial statements, "Recapitalization" and "Income Taxes", included elsewhere in this filing, for a more complete discussion of this deferred tax asset and the related valuation reserve.

MANAGEMENT INFORMATION SYSTEMS AND THE IMPACT OF YEAR 2000 ISSUES

      During 1999 we completed all phases of an action plan designed to minimize the impact of the year 2000 ("Y2K") issue. As of March 30, 2000 we have experienced no internal or external business disruptions associated with the Y2K issue. There can be, however, no assurance that future unforeseen Y2K problems will not cause disruptions to our internal business systems, or those of our trading partners. In the event that these disruptions are significant, they could have a material adverse effect on the results of our operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by FASB Statement No. 137, was issued and shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We have only limited involvement with derivative financial instruments, and do not use them for trading purposes. This new accounting statement is not expected to have a material impact on our financial statements.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

      The Private Securities Litigation Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by our Company. This document may include forward-looking statements. All statements which address operating performance, events or developments that we expect, plan, believe, hope, wish, forecast, predict, intend, or anticipate will occur in the future are forward looking statements within the meaning of the Act.

      The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. However there are many risk factors, including but not limited to, the general state of the economy, the Company's ability to execute its plans, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in our Company's forward-looking statements. Additional information concerning the Company's risk factors is contained in the "BUSINESS" section of this report on Form 10-K, as well as, from time to time, in the Company's Securities and Exchange Commission (the "SEC") filings; including but not limited to Amendment No. 4 to the Company's Form S-4 Registration Statement filed with the SEC on June 7, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     The table below provides information about our debt obligations as of December 31, 1999 that are sensitive to changes in interest rates. The table presents cash flows and related weighted average interest rates by expected maturity dates.

                                                            EXPECTED MATURITY DATE
                                                            ----------------------
                                                                         THERE-               FAIR
                               2000     2001     2002     2003     2004   AFTER     TOTAL     VALUE
                               ----     ----     ----     ----     ----   -----     -----     -----
LIABILITIES
Long-Term Debt
  Fixed Rate                 $   --   $  --    $  --   $   --   $   --   $100.0    $100.0     $100.0
  Average Interest Rate                                                    10.88%    10.88%
  Variable Rate              $  1.4   $ 1.9    $ 2.3   $  2.5   $  8.9   $ 19.4    $ 36.4     $ 36.4
  Average Interest Rate(a)

(a) Variable rate long-term debt is comprised of both term A and term B loans under the senior credit facility. The senior credit facility provides for interest at our option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 1.00% on term A and 1.25% on term B, or (2) under a LIBOR option with borrowing spreads of LIBOR plus 0.00% to LIBOR plus 2.25% on term A, depending on our leverage ratio, and LIBOR plus 2.50% on term B.

EXCHANGE RATE SENSITIVITY

     We enter into forward-exchange contracts primarily to reduce the impact on earnings and cash flow from non-functional currency-denominated third-party receivables. Gains and losses resulting from hedging instruments offset the losses and gains on the underlying receivable being hedged. Our forward-exchange contracts generally have maturity dates of 90 to 120 days, and a high correlation is maintained between the hedges and the underlying receivable. In most cases, both the exposed transactions and the hedging contracts are marked to market monthly with gains and losses included in earnings for the period.

     Assuming a hypothetical 10% adverse change in all foreign currencies, with the resulting functional currency gains and losses translated into U.S. dollars at the spot rate, the loss in fair value of exchange contracts held on December 31, 1999, would be $0.4 million. Those losses would be offset by gains on the underlying receivables being hedged.


COMMODITY RISK

      We have some exposure to risks associated with fluctuations in prices for commodities used to manufacture our products, primarily for nickel, which is used in the plating of steel golf shafts. In order to mitigate this commodity risk we do, from time to time, enter into forward purchase contracts with our major nickel suppliers.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
True Temper Sports, Inc.

We have audited the accompanying balance sheets of True Temper Sports, Inc. as of December 31, 1999 and 1998 and the related statements of operations, changes in stockholder's equity, and cash flows for the years then ended. In connection with our audit of the financial statements we also have audited the accompanying financial statement schedule. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of True Temper Sports, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        KPMG LLP


Memphis, Tennessee
March 3, 2000

                          INDEPENDENT AUDITORS' REPORT


The Black & Decker Corporation
Towson, Maryland

We have audited the accompanying statements of operations, net invested capital, and cash flows of True Temper Sports for the year in the period ended December 31, 1997. Our audit also included the financial statement schedule listed at Schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States. Also, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        Ernst & Young LLP

March 6, 1998
Baltimore, Maryland

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                    1999           1998           1997
                                                  --------       --------       --------
NET SALES ..................................      $ 92,215       $ 91,450       $ 82,597
Cost of sales ..............................        56,084         59,252         53,886
                                                  --------       --------       --------
   GROSS PROFIT ............................        36,131         32,198         28,711
Selling, general and administrative expenses        15,156         14,227         14,251
Amortization of goodwill ...................         2,701          2,505          3,746
Write-off of goodwill ......................            --         40,000             --
Recapitalization transaction expenses ......            --          5,698             --
Restructuring costs ........................           622          1,150            520
                                                  --------       --------       --------
   OPERATING INCOME (LOSS) .................        17,652        (31,382)        10,194
Interest expense ...........................        14,341          3,462             --
Other expenses, net ........................            (9)            80             54
                                                  --------       --------       --------
   INCOME (LOSS) BEFORE INCOME TAXES .......         3,320        (34,924)        10,140
Income taxes ...............................         2,318          2,887          5,277
                                                  --------       --------       --------
   NET INCOME (LOSS) .......................      $  1,002       $(37,811)      $  4,863
                                                  ========       ========       ========

                 See accompanying notes to financial statements.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                              DECEMBER 31,
                                                                          1999           1998
                                                                       ---------       ---------
                                         ASSETS
CURRENT ASSETS
   Cash and cash equivalents ....................................      $   6,427       $   2,265
   Receivables, net .............................................         13,086          12,591
   Inventories ..................................................         11,371          10,986
   Deferred financing costs .....................................            607             587
   Prepaid expenses and other ...................................            706           1,024
                                                                       ---------       ---------
      Total current assets ......................................         32,197          27,453
Property, plant and equipment, net ..............................         19,963          21,991
Goodwill, net ...................................................         77,032          79,733
Deferred tax assets .............................................         53,626          55,822
Deferred financing costs ........................................          4,376           4,516
Other assets ....................................................            452             111
                                                                       ---------       ---------
      Total assets ..............................................      $ 187,646       $ 189,626
                                                                       =========       =========
                           LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt ............................      $   1,400       $     900
   Current portion of capital lease liability ...................             89             109
   Accounts payable .............................................          5,280           7,785
   Accrued expenses and other liabilities .......................          7,801           7,452
                                                                       ---------       ---------
        Total current liabilities ...............................         14,570          16,246
Long-term debt less the current portion .........................        135,005         136,406
Capital lease liability, net of current portion .................             28             130
Post-retirement medical obligation ..............................          2,162           1,965
                                                                       ---------       ---------
        Total liabilities .......................................        151,765         154,747
STOCKHOLDER'S EQUITY
Common stock--par value $0.01 per share; authorized 1,000 shares;
   issued and outstanding 100 shares ............................             --              --
Additional paid-in capital ......................................         40,326          40,326
Accumulated deficit .............................................         (4,445)         (5,447)
                                                                       ---------       ---------
      Total stockholder's equity ................................         35,881          34,879
                                                                       ---------       ---------
      Total liabilities and stockholder's equity ................      $ 187,646       $ 189,626
                                                                       =========       =========

                 See accompanying notes to financial statements.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                               NET INVESTED
                                                                  ADDITIONAL                    CAPITAL OF
                                             COMMON STOCK          PAID-IN      ACCUMULATED   FORMER PARENT
                                         SHARES     PAR VALUE      CAPITAL         DEFICIT       COMPANY            TOTAL
                                         ------     ---------     ----------    -----------   -------------         -----
BALANCE AT DECEMBER 31, 1996 ....             --      $    --      $      --      $      --       $ 151,907       $ 151,907
   Net income ...................             --           --             --             --           4,863           4,863
   Net financing activities with
      former parent company .....             --           --             --             --         (10,054)        (10,054)
                                       ---------      -------      ---------      ---------       ---------       ---------
BALANCE AT DECEMBER 31, 1997 ....             --           --             --             --         146,716         146,716
   Issuance of common shares ....            100           --             --             --              --              --
   Net loss for the period from
      January 1, 1998 to
      September 29, 1998 ........             --           --             --             --         (32,364)        (32,364)
   Net loss for the period from
      September 30, 1998 to
      December 31, 1998 .........             --           --             --         (5,447)             --          (5,447)
   Net financing activities with
      former parent company .....             --           --             --             --          (7,689)         (7,689)
   Effect of recapitalization ...             --           --             --             --         (66,337)        (66,337)
   Transfer to additional paid
      in capital on September 30,
      1998 ......................             --           --         40,326             --         (40,326)             --
                                       ---------      -------      ---------      ---------       ---------       ---------
BALANCE AT DECEMBER 31, 1998 ....            100           --         40,326         (5,447)             --          34,879
   Net income ...................             --           --             --          1,002              --           1,002
                                       ---------      -------      ---------      ---------       ---------       ---------
BALANCE AT DECEMBER 31, 1999 ....            100      $    --      $  40,326      $  (4,445)      $      --       $  35,881
                                       =========      =======      =========      =========       =========       =========

                 See accompanying notes to financial statements.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                       1999           1998            1997
                                                                    ---------       ---------       ---------
OPERATING ACTIVITIES
   Net income (loss) .........................................      $   1,002       $ (37,811)      $   4,863
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
      Depreciation and amortization ..........................          6,205           5,831           7,349
      Amortization of deferred financing costs ...............            592             109              --
      Provision for restructuring ............................             --           1,350             520
      Write-off of goodwill ..................................             --          40,000              --
      Gain (loss) on disposal of property, plant and equipment             (9)             89              --
      Deferred taxes .........................................          2,196          (2,927)             --
      Changes in assets and liabilities, net of effects
       from business acquired in 1998:
        Receivables, net .....................................           (495)         (3,747)         (1,195)
        Inventories ..........................................           (385)          1,711            (632)
        Prepaid expenses and other assets ....................            365            (700)           (208)
        Accounts payable .....................................         (2,460)           (672)          2,270
        Accrued interest .....................................           (360)          1,450              --
        Other liabilities ....................................            968             (22)             32
                                                                    ---------       ---------       ---------
        Net cash provided by operating activities ............          7,619           4,661          12,999
INVESTING ACTIVITIES
   Purchase of property, plant and equipment .................         (1,620)         (2,366)         (2,452)
   Proceeds from the sales of property, plant and equipment ..             48              --              13
   Purchase of Grafalloy .....................................             --          (6,165)             --
                                                                    ---------       ---------       ---------
      Net cash used in investing activities ..................         (1,572)         (8,531)         (2,439)
FINANCING ACTIVITIES
   Proceeds from issuance of long term bank debt .............             --          37,500              --
   Proceeds from issuance of senior subordinated notes .......             --         100,000              --
   Principal payments on bank debt ...........................           (900)           (194)             --
   Principal payments on capital leases ......................           (122)           (187)             --
   Payment of debt issuance costs ............................           (472)         (5,212)             --
   Other financing activity ..................................           (391)           (185)             --
   Recapitalization ..........................................             --        (119,197)             --
   Net proceeds to former parent company .....................             --          (7,689)        (10,054)
                                                                    ---------       ---------       ---------
      Net cash provided by (used in) financing activities ....         (1,885)          4,836         (10,054)
Net increase in cash .........................................          4,162             966             506
Cash at beginning of year ....................................          2,265           1,299             793
                                                                    ---------       ---------       ---------
Cash at end of year ..........................................      $   6,427       $   2,265       $   1,299
                                                                    =========       =========       =========

                 See accompanying notes to financial statements.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS
                (Dollars in thousands unless otherwise indicated)

(1)    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

       (a)    DESCRIPTION OF BUSINESS

              True Temper Sports, Inc. (True Temper or the Company) is primarily engaged in the design, manufacture and sale of steel and composite golf club shafts as well as a variety of other high strength, high tolerance tubular components for the bicycle, automotive and recreational sports markets. True Temper's manufacturing plants and related facilities are located in Memphis, Tennessee, Amory, Mississippi and El Cajon, California. The majority of True Temper's sales are to golf club manufacturers and distributors primarily located in the United States, Europe, Asia and the South Pacific. True Temper operates as a wholly-owned operating subsidiary of True Temper Corporation.

       (b)    BASIS OF PRESENTATION

              On September 30, 1998 True Temper Corporation and the Company completed a recapitalization transaction accounted for as a leveraged recapitalization, as further discussed in note 3. Prior to that date the Company operated as a wholly-owned subsidiary of the Black & Decker Corporation (Black & Decker or B&D). For the periods through September 29, 1998 the accompanying financial statements were prepared from the historical accounting records of Black & Decker. These financial statements included all revenues of True Temper, all items of expense directly incurred by it and expenses charged or allocated to it by Black & Decker in the normal course of business.

              Under Black & Decker's centralized cash management system, True Temper's cash requirements were provided directly by Black & Decker; similarly, cash generated by True Temper was remitted directly to Black & Decker. All charges and allocations of cost for functions and services provided by Black & Decker were deemed paid by True Temper, in cash, in the period in which the cost is recorded in the financial statements. Intercompany balances with Black & Decker, net of cash, were included in owner's net invested capital. None of Black & Decker's indebtedness was directly attributable to the assets of True Temper. Accordingly, no debt of Black & Decker or related interest expense was allocated to True Temper.

              True Temper's results were included in Black & Decker's consolidated income tax returns in the various taxing jurisdictions in which it operates through September 29, 1998. The amount of income tax payable or receivable due to/from Black & Decker for 1997 and January to September 1998 was included as a component of owner's net invested capital. The provision for income taxes, the related assets and liabilities, and the related footnote disclosures are presented as if True Temper had filed separate tax returns for these periods, and are in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    REVENUE RECOGNITION

              Revenue is generally recognized as products are shipped to customers. Liabilities are established for estimated returns, allowances and discounts at the time revenue is recognized.

                             TRUE TEMPER SPORTS, INC.
             (A wholly-owned subsidiary of True Temper Corporation)

                         NOTES TO FINANCIAL STATEMENTS
               (Dollars in thousands unless otherwise indicated)

       (b)    USE OF ESTIMATES

              The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. All of the accounting judgments and estimations used in preparation of the financial statements are based on assumptions that True Temper management believes are reasonable under the circumstances.

              All of the accounting judgments, estimations and allocations used in preparation of the Company's financial statements prior to the leveraged recapitalization on September 30, 1998, are based on assumptions that Black & Decker management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if True Temper had been operated as a separate entity.

       (c)    TRADE ACCOUNTS RECEIVABLE

              Trade receivables are net of allowance for doubtful accounts of $499 and $592 as of December 31, 1999 and 1998, respectively. Credit risk with respect to accounts receivable is limited due to the large number of customers comprising True Temper's customer base and their dispersion across many geographical areas.

       (d)    INVENTORIES

              Inventories are stated at the lower of cost or market. During 1998, True Temper adopted the first-in, first-out (FIFO) method to value its domestic inventories, for which the last-in, last-out
              (LIFO) method had previously been utilized for determining cost. The FIFO method will better measure the current values of such inventories, provide a more appropriate matching of revenues and expenses, and conform all inventories of True Temper to the same accounting method. Additionally, the change will enhance the comparability of True Temper's financial statements by changing to the predominant method utilized in its industry. This accounting change was not material to the financial statements and accordingly, no retroactive restatement of the financial statements was made.

       (e)    DEFERRED FINANCING COSTS

              Costs associated with the issuance of debt are initially deferred and amortized as a component of interest expense over the life of the related debt, using a method that approximates the interest method.

                            TRUE TEMPER SPORTS, INC.
             (A wholly-owned subsidiary of True Temper Corporation)

                         NOTES TO FINANCIAL STATEMENTS
               (Dollars in thousands unless otherwise indicated)

       (f)    PROPERTY, PLANT AND EQUIPMENT

              Property, plant and equipment is stated on a historical cost basis, net of accumulated depreciation. Depreciation is provided over the estimated useful life of each asset using the straight-line method. Leasehold improvements are amortized over the shorter of the useful life or the applicable lease term. In general the estimated useful lives are as follows:

                                  ASSET CATEGORY                                        LIFE
                  -------------------------------------------------                  -------------
                  Computers and related equipment                                    2-4 years
                  Furniture and office equipment                                     10-15 years
                  Leasehold improvements                                             5-15 years
                  Machinery and equipment                                            8-15 years
                  Buildings                                                          15-40 years

       (g)    GOODWILL

              ACQUISITION OF TRUE TEMPER SPORTS, INC. BY BLACK & DECKER: The excess of purchase price of True Temper by Black & Decker over the fair value of the net assets acquired was recorded as goodwill. Amortization of goodwill is recorded on the straight-line method over a period of 40 years. Accumulated amortization was approximately $38,000 and $35,500 at December 31, 1999 and 1998, respectively. Accumulated amortization at December 31, 1999 does not include a write-off of $40,000, as described in the following paragraph and in note 13.

              On a periodic basis through December 31, 1997, Black & Decker estimated True Temper's future undiscounted cash flows of the business in order to determine if the carrying value of goodwill had been impaired. As more fully described in Note 13, effective January 1, 1998, Black & Decker changed its method for measuring impairment of goodwill from an undiscounted cash flow approach to a discounted cash flow approach.

              ACQUISITION OF GRAFALLOY CORPORATION BY TRUE TEMPER SPORTS, INC.:
              The excess of purchase price of Grafalloy over the fair value of the net assets acquired was recorded as goodwill. Amortization of goodwill is recorded on the straight-line method over a period of 20 years. Goodwill related to the Grafalloy acquisition was $4,563, net of accumulated amortization of $277, at December 31, 1999.

       (h)    FOREIGN CURRENCIES

              Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the U.S. Dollar are included currently in the results of operations as a component of cost of sales. The loss on foreign currency in the years ended December 31, 1999, 1998 and 1997 was $326, $111 and $143, respectively. True Temper hedges its foreign currency transaction exposure through the use of forward exchange contracts. Gains and losses on foreign currency transaction hedges are recognized in income and offset the foreign exchange gains and losses on the underlying transaction.

                            TRUE TEMPER SPORTS, INC.
             (A wholly-owned subsidiary of True Temper Corporation)

                         NOTES TO FINANCIAL STATEMENTS
               (Dollars in thousands unless otherwise indicated)

              The following table summarizes the contractual amounts of True Temper's forward exchange contracts as of December 31, 1999 and 1998:

                            (DOLLARS IN THOUSANDS)                         1999           1998
                            --------------------------------------------------------------------
                            Pound Sterling                                $1,396         $1,342
                            Yen                                            1,014            554
                            Australian dollar                              1,557          1,058
                                                                          -------        -------

                                    Total                                 $3,967         $2,954
                                                                          =======        =======

       (i)    IMPAIRMENT OF LONG-LIVED ASSETS

              In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", True Temper reviews for impairment whenever events and circumstances indicate that long-lived assets might be impaired. As more fully described in Note 5, the Company wrote down the carrying value of its Olive Branch, Mississippi building, as of December 31, 1998.

       (j)    ADVERTISING AND PROMOTIONAL COSTS

              Advertising and promotional costs are accounted for in accordance with Statement of Position 93-7 "Reporting on Advertising Costs", which requires that the cost of producing advertisements be expensed at the time of the first showing of the advertisement. Advertising and promotional costs primarily consist of trade show costs, media spots including print, radio and television, advertising production and agency fees, sponsorships, spokesperson fees and product and promotional samples. Advertising and promotional expense for 1999, 1998 and 1997 were $4,568, $4,186 and $4,241 respectively.

       (k)    RESEARCH AND DEVELOPMENT COSTS
              Costs associated with the development of new products and changes to existing products are expensed as incurred and are included in selling, general, and administrative expenses. Research and development costs for the 1999, 1998 and 1997 were $1,757, $2,155 and $2,272 respectively.

       (l)    POST-RETIREMENT BENEFITS

              The majority of True Temper's employees are covered by non-contributory defined benefit plans. The defined benefit plans are funded in conformity with funding requirements of applicable government regulations. Generally, benefits are based on age, years of service, and the level of compensation during the final years of employment. Prior service costs for defined benefit plans generally are amortized over the estimated remaining service periods of employees.

              In addition, substantially all employees are covered by defined contribution plans. True Temper's contribution to these plans is based on a percentage of employee compensation or employee contribution. These plans are funded on a current basis. In addition to pension benefits, certain post-retirement medical, dental, and life insurance benefits are provided.

                            TRUE TEMPER SPORTS, INC.
             (A wholly-owned subsidiary of True Temper Corporation)

                         NOTES TO FINANCIAL STATEMENTS
               (Dollars in thousands unless otherwise indicated)

       (m)    INCOME TAXES

              PRIOR TO SEPTEMBER 30, 1998 - Prior to the recapitalization on September 30, 1998, True Temper was included in the consolidated tax return of Black & Decker. Income tax expense was provided as if True Temper had filed a separate tax return. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Income taxes payable/receivable and deferred tax assets and liabilities were included as a component of net invested capital.

              SUBSEQUENT TO SEPTEMBER 30, 1998 - Beginning on September 30, 1998, income tax accounting has been completed with deferred income taxes provided for the differences in the financial statement and tax bases of assets and liabilities. The tax effect of the temporary differences created as a result of the leveraged recapitalization, which resulted in a "step-up" in tax bases (see Notes 3 and 10) has been reflected in stockholder's equity at December 31, 1998.

       (n)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              The fair value of financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.

              The following methods and assumptions were used by True Temper in estimating fair value disclosures for financial instruments:

                  CASH, TRADE RECEIVABLES AND PAYABLES - The amounts reported in the balance sheets approximate fair value.

                  LONG-TERM DEBT - The carrying values of the Company's variable rate debt approximates fair value. The estimated fair value of the Company's fixed rate debt is based upon interest rates available for the issuance of debt with similar terms and remaining maturities. The Company's Senior Subordinated Notes have an estimated fair value of $95 million.

                  FOREIGN CURRENCY CONTRACTS - The fair value of forward exchange contracts is estimated using prices established by financial institutions for comparable instruments and approximates carrying value.

                            TRUE TEMPER SPORTS, INC.
             (A wholly-owned subsidiary of True Temper Corporation)

                         NOTES TO FINANCIAL STATEMENTS
               (Dollars in thousands unless otherwise indicated)

       (o)    RECENT ACCOUNTING PRONOUNCEMENTS

              In June 1999, FASB Statement 137, "Accounting for Derivative Instruments and Hedging Activity - Deferral of the Effective Date of FASB Statement 133", was issued. This statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has only limited involvement with derivative financial instruments, and does not use them for trading purposes. This new accounting statement is not expected to have a material impact on the Company's financial statements.

       (p)    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

              Cash payments for income taxes and interest for the years ended December 31, 1999, 1998 and 1997 are as follows:

                         (DOLLARS IN THOUSANDS)                  1999             1998            1997
                         ---------------------------------------------------------------------------------
                         Income taxes                                  --          $5,814          $5,277
                         Interest                                 $14,334          $1,965              --

                            TRUE TEMPER SPORTS, INC.
             (A wholly-owned subsidiary of True Temper Corporation)

                         NOTES TO FINANCIAL STATEMENTS
               (Dollars in thousands unless otherwise indicated)

(3)    RECAPITALIZATION

       On June 29, 1998, Black & Decker Corporation, along with its True Temper Sports Division, and True Temper Sports LLC (an affiliate of Cornerstone Equity Investors, LLC), entered into an agreement pursuant to which TTSI LLC acquired, effective September 30, 1998, an 89% equity interest in True Temper Corporation (TTC) (collectively referred to as the Recapitalization). True Temper Sports, Inc. was formed as the operating subsidiary of True Temper Corporation. The Recapitalization of TTC was accounted for as a leveraged recapitalization, such that the Company's assets and liabilities remain at their historical bases for financial reporting purposes; however, for income tax purposes, the transaction is treated as a taxable business combination, such that the tax basis financial statements reflect a "step-up" in bases. The following table summarizes cash paid to, equity retained by, and a note and other investments made by Black & Decker in connection with the Recapitalization.

       (DOLLARS IN THOUSANDS)
       ---------------------------------------------------------------------------------------------
       Cash paid to Black & Decker at the recapitalization closing                        $ 177,700
       Cash paid to Black & Decker pursuant to contractual working capital
           adjustment                                                                           561
                                                                                          ----------
                  Subtotal - cash portion of recapitalization                               178,261

       Black & Decker note                                                                   25,000
       Black & Decker equity investment retained                                              1,036
       Black & Decker investment in redeemable preferred stock                                2,700
                                                                                          ----------
                  Total                                                                   $ 206,997
                                                                                          ==========

       The sources and uses of funds for the Recapitalization are summarized as follows:

                                                           TRUE
(DOLLARS IN THOUSANDS)                                    TEMPER           TTC         COMBINED
-----------------------------------------------------------------------------------------------
Sources of funds:
    Term loan under senior credit facility ..........      $ 30,000(1)   $     --      $ 30,000
    Senior subordinated notes .......................       100,000            --       100,000
    Black & Decker note .............................            --        25,000        25,000
    TTSI LLC equity investment in common stock ......            --        16,408        16,408
    TTSI LLC investment in redeemable preferred stock            --        42,300        42,300
    B&D retained equity investment in common stock ..            --         1,036         1,036
    B&D investment in redeemable preferred stock ....            --         2,700         2,700
    Company management investment in common stock ...            --           356           356
                                                           --------      --------      --------
           Total sources of funds ...................      $130,000      $ 87,800      $217,800
                                                           ========      ========      ========

Uses of funds:
    Recapitalization ................................      $119,197      $ 87,800      $206,997
    Transaction costs ...............................        10,803            --        10,803
                                                           --------      --------      --------
           Total uses of funds ......................      $130,000      $ 87,800      $217,800
                                                           ========      ========      ========

       (1) Excludes $7.5 million of incremental borrowing that was added to the Senior Credit Facility to finance the Grafalloy acquisition.

       Transaction costs include (i) expenses associated with the Recapitalization, (ii) financing costs associated with the issuance of the Senior Subordinated Notes and the Bank Credit Facility (as more fully described in note (9), and (iii) $3,500 paid to Cornerstone Equity Investors, LLC for transaction and advisory fees.

                            TRUE TEMPER SPORTS, INC.
             (A wholly-owned subsidiary of True Temper Corporation)

                         NOTES TO FINANCIAL STATEMENTS
               (Dollars in thousands unless otherwise indicated)

       The initial impact on equity, for both True Temper and its parent company, TTC, is as follows:

       (DOLLARS IN THOUSANDS)                                      TRUE TEMPER           TTC             CONSOLIDATED
       --------------------------------------------------------------------------------------------------------------
       Cash dividend to TTC from True Temper                         $ (125,916)       $ 125,916         $      --
       Cash paid to Black & Decker pursuant to contractual
           working capital adjustment                                      (561)              --              (561)
       Establish deferred tax asset, net of valuation allowance          52,895               --             52,895
       True Temper liabilities retained by Black & Decker                 2,200               --              2,200
       Establishment of certain liabilities                              (2,050)              --             (2,050)
       TTC investment in True Temper                                      7,095           (7,095)                --
       Purchase price (excluding working capital adjustment)                 --         (206,436)          (206,436)
                                                                     ===========       =========         ==========
                  Total impact on equity                               $(66,337)       $ (87,615)        $ (153,952)
                                                                     ===========       =========         ==========

(4)    ACQUISITION OF GRAFALLOY CORPORATION

       On October 26, 1998, True Temper acquired substantially all of the assets, and assumed certain liabilities, of Grafalloy Corporation (Grafalloy), a wholly-owned subsidiary of The American Materials & Technologies Corporation, for approximately $6.2 million in cash. The Company borrowed approximately $7,500 under its Bank Credit Facility primarily to finance this acquisition, including direct acquisition costs. Grafalloy is located in El Cajon, California, and is engaged in the design, manufacture and sale of composite golf club shafts.

       For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, Grafalloy's results are included in the accompanying financial statements from the date of acquisition. The purchase price has been allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition. The fair value of assets acquired and liabilities assumed is summarized as follows:

                      (DOLLARS IN THOUSANDS)
                      -------------------------------------------------------
                      Current assets                                                   $2,028
                      Property, plant and equipment                                     1,347
                      Goodwill                                                          4,840
                      Current liabilities                                              (1,988)
                      Other long-term liabilities                                         (62)
                                                                                       ------
                      Purchase price                                                   $6,165
                                                                                       ======

       In conjunction with this acquisition the Company recorded a liability of $500 primarily to cover severance costs for certain Grafalloy employees. As of December 31, 1999 and 1998, charges to this accrual totaled $289 and $40, respectively.

       The following unaudited pro forma results of operations have been prepared as if Grafalloy had been acquired as of the beginning of the periods presented. The pro forma results of operations are provided for informational purposes only, and are not necessarily indicative of what would have occurred had Grafalloy been acquired on the dates indicated. Additionally, the pro forma results are not intended to be a projection of future results and do not include any synergies expected to be realized from the integration of Grafalloy's and True Temper's composite shaft operations.

                            TRUE TEMPER SPORTS, INC.
             (A wholly-owned subsidiary of True Temper Corporation)

                         NOTES TO FINANCIAL STATEMENTS
               (Dollars in thousands unless otherwise indicated)



                                                                             FOR THE YEARS ENDED
                      PRO FORMA INFORMATION (UNAUDITED)                          DECEMBER 31,
                      (DOLLARS IN THOUSANDS)                                1998             1997
                      ----------------------------------------------------------------------------------
                      Net sales                                            $ 102,390          $92,905
                      Net income (loss)                                    $ (37,852)         $ 4,393

(5)    RESTRUCTURING

       As more fully described in note 4 above, the Company acquired substantially all of the assets of Grafalloy on October 26, 1998. In December 1998, the Company announced a restructuring program, the principal component of which was the consolidation of the Company's Olive Branch, Mississippi composite manufacturing operations into the El Cajon, California facility. In the second quarter of 1999 the Company completed its shutdown of the Olive Branch facility and its expansion of the El Cajon facility. The remainder of the restructuring program, which was undertaken to reduce overhead and better leverage the investment the Company has in the composite business, was substantially completed during the third quarter of 1999. The final phase of the restructuring involves the sale of the Olive Branch plant. The Company has listed the facility with a real estate agency, but at present no formal offers have been received to purchase the building.

       In the fourth quarter of 1998, as part of the restructuring program, an accrual of $1,350 was established, in accordance with EITF 94-3, primarily to cover costs associated with exiting the Olive Branch, Mississippi facility. The accrual is included in accrued expense and other liabilities at December 31, 1999 and 1998. As of December 31, 1999, charges to this accrual totaled $667, of which $630 was recorded during 1999. The following table sets forth the components of the original restructuring accrual:

                 (DOLLARS IN THOUSANDS)
                 ------------------------------------------------------------------------
                 Employee severance                                                               $   310
                 Write-down Olive Branch building to fair value, less costs to sell                   600
                 Write-down duplicate machinery and equipment to fair value, less costs
                     to sell                                                                          150
                 Write-off of inventory as a result of the restructuring program                      200
                 Other                                                                                 90
                                                                                                  -------
                           Total restructuring accrual                                            $ 1,350
                                                                                                  =======

       The restructuring expense recorded in 1998 is identified as a separate line item in the operating expense section of the statement of operations, with the exception of the $200 write-off of inventory which is reflected in cost of sales.

       As of December 31, 1999, the Company believes the components of the original restructuring accrual, as described above, remain accurate. No material changes in cost assumptions have been made.

       In addition to the restructuring reserve, the Company recorded restructuring expenses of $622 during 1999, related to compensation, moving and other integration costs incurred as a result of the transition of manufacturing operations from the Olive Branch facility to the El Cajon facility.

                            TRUE TEMPER SPORTS, INC.
             (A wholly-owned subsidiary of True Temper Corporation)

                         NOTES TO FINANCIAL STATEMENTS
               (Dollars in thousands unless otherwise indicated)



(6)    INVENTORIES

       Inventories, as of December 31 of the year indicated, consist of the following:

                 (DOLLARS IN THOUSANDS)                                              1999             1998
                 -------------------------------------------------------------------------------------------
                 Raw materials                                                    $  1,345          $ 2,395
                 Work in process                                                     2,042            2,460
                 Finished goods                                                      7,984            6,131
                                                                                  --------         --------
                            Total                                                 $ 11,371         $ 10,986
                                                                                  ========         ========

(7)    PROPERTY, PLANT AND EQUIPMENT

       Major classes of property, plant and equipment, as of December 31 of the year indicated, are summarized as follows:

                  (DOLLARS IN THOUSANDS)                                        1999             1998
                  ------------------------------------------------------------------------------------------
                  Land improvements                                               $    332         $    303
                  Buildings                                                          6,778            6,536
                  Furniture and office equipment                                       747              795
                  Machinery and equipment                                           40,267           39,318
                  Computer equipment and capitalized software                        2,184            2,263
                  Leasehold improvements                                             2,746            2,155
                  Construction in progress                                             449            1,128
                                                                                  ---------        ---------
                                                                                    53,503           52,498
                  Less accumulated depreciation                                     33,540           30,507
                                                                                  ---------        ---------
                  Net property, plant and equipment                               $ 19,963         $ 21,991
                                                                                  =========        =========


       Depreciation expense for the years ended December 31, 1999, 1998 and 1997, was $3,504, $3,326, and $3,603, respectively. Total cost of property obtained under capital leases was $996 at both December 31, 1999 and 1998, respectively. Accumulated depreciation on assets obtained under capital leases was $929 and $834 at December 31, 1999 and 1998, respectively. Amortization of assets acquired under capital leases is included in depreciation expense in all years presented.

(8)    OTHER CURRENT LIABILITIES

       Other current liabilities, as of December 31 of the year indicated, consist of the following:


                (DOLLARS IN THOUSANDS)                                                  1999           1998
                ------------------------------------------------------------------------------------------------
                Accrued compensation, benefits and related payroll taxes                $ 3,293         $ 2,406
                Accrued interest                                                          1,090           1,450
                Other                                                                     3,418           3,596
                                                                                        --------        --------

                           Total                                                        $ 7,801         $ 7,452
                                                                                        ========        ========

                            TRUE TEMPER SPORTS, INC.
             (A wholly-owned subsidiary of True Temper Corporation)

                         NOTES TO FINANCIAL STATEMENTS
               (Dollars in thousands unless otherwise indicated)


(9)    BORROWINGS

       (a)    LONG-TERM DEBT

              Long-term debt at December 31, 1999 and 1998 consisted of the following:

                       (DOLLARS IN THOUSANDS)                                             1999         1998
                       ---------------------------------------------------------       ----------   ----------
                       10.875% Senior Subordinated Notes due 2008                       $ 100,000    $100,000
                       Bank Credit Facility with an average interest rate of
                          8.45% at December 31, 1999                                       36,405      37,306
                                                                                       ----------  ----------
                       Total debt                                                         136,405     137,306
                       Less current maturities                                              1,400         900
                                                                                       ----------  ----------
                       Long-term debt                                                   $ 135,005    $136,406
                                                                                       ==========  ==========

              The 10.875% Senior Subordinated Notes due 2008 (the Notes) were issued in connection with the Recapitalization. The Notes provide for interest payments, in arrears, commencing on June 1, 1999. At the option of the Company, up to 35% of the Notes are redeemable prior to December 1, 2001, at 110.875%, with the net cash proceeds of one or more public equity offerings. From December 1, 2001 to November 30, 2003 the Notes may be redeemed, at the option of the Company, in whole or in part, at a premium, upon the occurrence of a change of control. Subsequent to November 30, 2003 the Notes may be redeemed, at the option of the Company, in whole or in part, at a redemption price of 105.438% beginning December 1, 2003 and declining ratably thereafter to 100.0% on December 1, 2006.

              The loans outstanding under the Bank Credit Facility (the Credit Agreement) are comprised of $9,250 of Term A and $27,155 of Term
              B. The Credit Agreement provides for interest, at the Company's option, at (i) the base rate of the bank acting as administrative agent plus a margin adder of 1.00% on Term A and 1.25% on Term B, or (ii) under a LIBOR option with borrowing spreads of LIBOR plus 0.00% to LIBOR plus 2.25% on Term A, depending on the Company's leverage ratio (as defined in the Credit Agreement), and LIBOR plus 2.50% for Term B.

              Scheduled minimum principal payments, amounts of which vary over the term of the Credit Agreement, are due quarterly beginning December 31, 1998 and ending September 30, 2005. The Credit Agreement also requires annual mandatory prepayments of principal, in an amount equal to 50% of Excess Cash Flow, as defined in the Credit Agreement. Interest is payable, at a minimum, on a quarterly basis, based on terms set forth in the Credit Agreement.

              The loans under the Credit Agreement are senior to the Notes, and are secured by substantially all of the Company's assets.

              The Credit Agreement and the Notes contain provisions which, among other things, limit the Company's ability to (i) incur additional indebtedness, (ii) make acquisitions and capital expenditures,
              (iii) sell assets, (iv) create liens or other encumbrances, (v) make certain payments and dividends, or (vi) merge or consolidate. The bank credit facility also requires the Company to maintain certain specified financial ratios and tests including,

                            TRUE TEMPER SPORTS, INC.
             (A wholly-owned subsidiary of True Temper Corporation)

                         NOTES TO FINANCIAL STATEMENTS
               (Dollars in thousands unless otherwise indicated)


              (i) minimum EBITDA levels, (ii) minimum interest coverage and fixed charge coverage ratios, and (iii) maximum leverage ratios. At December 31, 1999 the Company was in compliance with all of the covenants in both the Credit Agreement and the Notes.

              At December 31, 1999, future minimum principal payments on long-term debt were as follows:

                                       (DOLLARS IN THOUSANDS)
                                   ------------------------------
                                             2000                         $   1,400
                                             2001                             1,900
                                             2002                             2,275
                                             2003                             2,525
                                             2004                             8,919
                                             Thereafter                     119,386
                                                                          ---------
                                                Total                     $ 136,405
                                                                          =========

       (b)    LINE OF CREDIT

              The Company may borrow, through September 30, 2004, up to $20,000 under a revolving credit agreement included in the Bank Credit Facility. Borrowings under the agreement are subject to the same provisions described in the long-term debt section of this footnote. Interest rates are floating, but in no event will be greater than prime plus 1.25% or LIBOR plus 2.50%. The Company has no outstanding borrowings under this line of credit at December 31, 1999.

(10)   INCOME TAXES

       The current and deferred provision for income taxes, for the years ended December 31, 1999, 1998 and 1997, is as follows:

                   (DOLLARS IN THOUSANDS)                             1999              1998           1997
                   --------------------------------------------------------------------------------------------
               Current:
                   Federal                                             $   --           $ 4,896        $ 4,034
                   State                                                   --               918            488
                   Foreign                                                122                --             --
                      Total current                                   -------           -------        -------
                                                                          122             5,814          4,522
               Deferred:
                   Federal                                              1,849            (2,464)           673
                   State                                                  347              (463)            82
                                                                      -------           -------        -------
                      Total deferred                                    2,196            (2,927)           755
                                                                      -------           -------        -------

                              Total                                   $ 2,318           $ 2,887        $ 5,277
                                                                      =======           =======        =======

                            TRUE TEMPER SPORTS, INC.
             (A wholly-owned subsidiary of True Temper Corporation)

                         NOTES TO FINANCIAL STATEMENTS
               (Dollars in thousands unless otherwise indicated)


       The actual income tax expense differs from the amounts computed by applying the U.S. federal tax rate of 34% to the pretax earnings as a result of the following:

                   (DOLLARS IN THOUSANDS)                             1999              1998           1997
                   --------------------------------------------------------------------------------------------
                   Computed "expected" tax expense                      $ 1,129       $ (11,874)       $ 3,448
                   State tax, net of federal benefit                        229          (1,397)           405
                   Write-off of goodwill                                     --          15,200             --
                   Amortization of goodwill                                 838             952          1,424
                   Foreign taxes                                            122               -              -
                   Other                                                     --               6             --
                                                                      ---------       ---------        -------

                   Actual income tax expense                            $ 2,318       $   2,887        $ 5,277
                                                                      =========       =========        =======

       For federal and state income tax purposes, the Recapitalization is a taxable business combination and is a qualified stock purchase. The buyer and the seller have elected jointly to treat the Recapitalization as an asset acquisition under section 338(h)(10) of the Internal Revenue Code of 1986, as amended. An allocation of the purchase price to the tax basis of assets and liabilities based on their respective estimated fair values at September 30, 1998 was made for income tax purposes. In connection with the Recapitalization, the Company recorded a deferred tax asset of approximately $52,895, net of a valuation allowance of $17,632, at September 30, 1998 related to future tax deductions of the net excess of the tax bases of the assets and liabilities over the financial statement carrying amounts with a corresponding credit to additional paid-in capital.

       Historically the Company has generated operating income and realization of the deferred tax asset is dependant upon the Company's ability to generate sufficient future taxable income, which management believes is more likely than not. The Company anticipates future taxable income sufficient to realize the recorded deferred tax asset, net of the existing valuation allowance at December 31, 1999. Future taxable income is based on management's forecast of the operating results of the Company, and there can be no assurance that such results will be achieved.

       Management continually reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income may not be generated to fully realize the deferred tax asset, the Company will increase the valuation allowance by a charge to income tax expense in the period of such determination.

                            TRUE TEMPER SPORTS, INC.
             (A wholly-owned subsidiary of True Temper Corporation)

                         NOTES TO FINANCIAL STATEMENTS
               (Dollars in thousands unless otherwise indicated)

       The components of deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                (DOLLARS IN THOUSANDS)                                    1999               1998
                --------------------------------------------------------------------------------------
                Deferred tax assets:
                    Acquisition costs                                      $  1,192           $ 1,510
                    Goodwill                                                 64,582            69,279
                    Accrued liabilities                                         799               324
                    Net operating loss carryforwards                          4,712             2,341
                    Other                                                        28                --
                                                                            -------           -------
                           Gross deferred tax assets                         71,313            73,454

                    Less valuation allowance                                (17,632)          (17,632)
                                                                            -------           -------
                           Net deferred tax assets                           53,681            55,822

                                                                            -------           -------
                Deferred tax liabilities - Property, plant  and
                equipment                                                       (55)               --
                                                                            -------           -------

                           Net deferred tax asset                          $ 53,626           $55,822
                                                                            =======          ========


       At December 31, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $ 12,400 which expire in 2018 and 2019.

(11)   RELATED PARTY TRANSACTIONS

       Following is a summarization of certain related party transactions:

       Prior to September 30, 1998, Black & Decker and its affiliates charged True Temper for corporate expense allocations, "corporate pass-through charges" and other shared services. The costs charged to True Temper for such services are included in the accompanying financial statements, and are based upon various allocation methodologies determined by Black & Decker and, accordingly, may not represent the actual cost of providing such services. Furthermore, the amounts charged for these services may not necessarily be representative of the costs that would be incurred by True Temper on a stand-alone basis.

       CORPORATE EXPENSE ALLOCATION - Prior to September 30, 1998, True Temper received certain services provided by Black & Decker that include cash management, tax reporting, risk management and internal audit. Allocated expenses for such services, amounting to $763 and $927 for the years ended December 31, 1998 and 1997, respectively, have been included in the accompanying statements of operations. Charges for these corporate services were based upon a general allocation methodology determined by Black & Decker (used to allocate all corporate overhead expenses to Black & Decker's operating divisions and subsidiaries), and have not necessarily been allocated on a basis which approximates True Temper's estimated usage of such services. Management believes the estimated stand-alone expenses for such services would have been, for the nine month period ended September 29, 1998 and the year ended December 31, 1997, $375 and $500, respectively.

       CORPORATE PASS-THROUGH CHARGES - Black & Decker provided certain common services for True Temper and other Black & Decker affiliates, including group self-insurance programs and blanket insurance coverage. Many of these services represent services provided by third parties whereby

                            TRUE TEMPER SPORTS, INC.
             (A wholly-owned subsidiary of True Temper Corporation)

                         NOTES TO FINANCIAL STATEMENTS
               (Dollars in thousands unless otherwise indicated)

       Black & Decker incurred the cost of the service on behalf of True Temper. Black & Decker charged True Temper for the estimated cost of these services. The costs for these services and/or expenses have been allocated to True Temper by Black & Decker based upon certain allocation methodologies determined by Black & Decker. Management believes the estimated stand-alone expenses for such services would have been, for the nine month period ended September 29, 1998 and the year ended December 31, 1997, $4,889 and $6,519, respectively.

       Reflected in the statements of operations are the following pass-through costs:

               (DOLLARS IN THOUSANDS)
                                                                    1998             1997
               --------------------------------------------------------------------------------------

               Product liability and general insurance               $ 555           $ 686
               Human resources                                       2,872           3,571
               Other                                                 1,903           2,341
                                                                   -------         -------
                         Total                                     $ 5,330         $ 6,598
                                                                   =======         =======

       SHARED DIRECT SERVICES WITH BLACK & DECKER AFFILIATES - Prior to September 30, 1998, True Temper utilized certain direct services provided by other Black & Decker affiliates mainly in conjunction with the Company's non-domestic sales. The direct services primarily include payroll and benefit processing, accounts receivable support, and inventory warehousing. Total charges for these services, for the nine month period ended September 29, 1998 and the year ended December 31, 1997, were $47 and $62, respectively.

       NET INVESTMENT - The net invested capital account includes transactions of an intercompany nature, related to deferred income taxes, post-retirement benefits, other intercompany transactions and the residual net investment balance in True Temper. The following table sets forth the components of the net investment reflected in the Statement of Changes In Stockholder's Equity:


                        (DOLLARS IN THOUSANDS)
                        ------------------------------
                        Deferred income taxes                             $    (236)
                        Post-retirement benefits                              7,456
                        Residual investment                                 139,496
                                                                          ---------
                                Total                                     $ 146,716
                                                                          =========

       All transactions between Black & Decker and True Temper have been accounted for as settled in cash at the time the transactions were recorded by True Temper for the purposes of the statement of cash flows.

(12)   EMPLOYEE BENEFIT PLANS

       As of December 31, 1999, the Company had not established a qualified defined benefit pension plan for its hourly and salaried employees. As part of the Recapitalization agreement, the Company's active hourly and salaried employees will continue to be covered under the existing Black & Decker defined benefit plans until such time that the Company establishes its own defined benefit pension plan. The Company intends to establish such a plan during 2000.

       Upon notification to Black & Decker of a favorable determination letter from the Internal Revenue Service regarding the qualified status of a new pension plan, Black & Decker will transfer, from the Black & Decker

                            TRUE TEMPER SPORTS, INC.
             (A wholly-owned subsidiary of True Temper Corporation)

                         NOTES TO FINANCIAL STATEMENTS
               (Dollars in thousands unless otherwise indicated)

       pension plans to a True Temper pension plan, all of the plan assets and benefit obligations attributable to the active employees who were participants in the Black & Decker pension plans as of the date of the Recapitalization.

       The following table sets forth the funded status of the portion of the Black & Decker pension plans attributable to True Temper as of December 31:

         (DOLLARS IN THOUSANDS)                                         1999            1998
         ---------------------------------------------------------------------------------------
         Change in benefit obligation:
         Benefit obligation at beginning of year                      $ 13,336        $ 10,463
         Service cost                                                      683             572
         Interest cost                                                     864             785
         Actuarial (gains) losses                                       (2,172)          1,516
         Curtailments                                                     (324)             --
                                                                       --------       --------
             Benefit obligation at end of year                        $ 12,387        $ 13,336
                                                                       ========       ========

         Change in plan assets:
             Fair value of plan assets at beginning of year           $ 14,609        $ 13,589
             Actual return on plan assets                                1,096           1,020
                                                                       --------       --------
                    Fair value of plan assets at end of year          $ 15,705        $ 14,609
                                                                       ========       ========

         Funded status:
             Funded status                                            $  3,318        $  1,273
             Unrecognized net actuarial gain                            (3,612)         (1,432)
                                                                       --------       --------
                    Net amount recognized                             $   (294)       $   (159)
                                                                       ========       ========

       The net periodic benefit cost related to the defined benefit pension plans included the following components for the years ended December 31:

         (DOLLARS IN THOUSANDS)                                         1999            1998
         --------------------------------------------------------------------------------------
         The components of the pension cost are as follows:
             Service cost of benefits earned during the year          $    683      $      572
             Interest cost on projected benefit obligation                 864             785
             Expected return on plan assets                             (1,101)         (1,020)
             Recognized net gains                                          (44)            (88)
             Recognized curtailment gain                                  (267)             --
                                                                       --------      ----------
               Net periodic pension cost                              $    135      $      249
                                                                       ========      ==========

         Weighted average assumptions:
             Discount rate:
               Pension cost                                               6.50%           7.50%
               Benefit obligation                                         7.75%           6.50%
               Expected return on plan assets                             7.50%           7.50%
               Rate of compensation increase                              5.00%           5.00%


         During 1999, True Temper recognized a curtailment gain totaling $292, $267 of which related to the defined benefit pension plan and $25 related to the post-retirement health plan, associated with the closure of its Olive Branch, Mississippi manufacturing facility.

                            TRUE TEMPER SPORTS, INC.
             (A wholly-owned subsidiary of True Temper Corporation)

                         NOTES TO FINANCIAL STATEMENTS
               (Dollars in thousands unless otherwise indicated)

       Assets of the plans consist primarily of investments in equity securities, debt securities, and cash equivalents. Expenses for defined contribution plans amounted to $247, $174 and $144 in 1999, 1998 and 1997 respectively.

       The Company participates in certain unfunded health care plans that provide post-retirement medical, dental, and life insurance to most employees. The post-retirement plans are contributory, and include certain cost-sharing features, such as deductibles and co-payments.

       The following table sets forth the benefit obligation of the unfunded post-retirement health plans as of December 31:


         (DOLLARS IN THOUSANDS)                                       1999           1998
         ----------------------------------------------------------------------------------
         Change in benefit obligation:
            Benefit obligation at beginning of year                  $1,965        $ 5,628
            Service cost                                                 92             64
            Interest cost                                               130            371
            Actuarial gains                                            (133)          (112)
            Benefits paid                                                (2)          (515)
            Retained by Black & Decker                                   --         (3,471)
            Curtailments                                                (32)            --
                                                                    -------        -------
            Benefit obligation at end of year                         2,020          1,965
            Unrecognized net actuarial loss                             142             --
            Accrued benefit costs                                    $2,162        $ 1,965
                                                                    =======        =======

       The net periodic post-retirement benefit expense included the following components for the years ended December 31:

         (DOLLARS IN THOUSANDS)                                       1999             1998
         ------------------------------------------------------------------------------------
           Service cost                                                    $92            $64
           Interest cost                                                   130            371
           Amortization of prior service costs                              --           (300)
           Recognized curtailment gain                                     (25)            --
                                                                    ----------      ---------

                    Net periodic cost                                     $197           $135
                                                                    ==========      =========
           Discount Rate:
                    Pension cost                                         6.50%          7.50%
                    Benefit obligation                                   7.75%          6.50%


                            TRUE TEMPER SPORTS, INC.
             (A wholly-owned subsidiary of True Temper Corporation)

                         NOTES TO FINANCIAL STATEMENTS
               (Dollars in thousands unless otherwise indicated)

       The healthcare cost trend rate used to determine the post-retirement benefit obligation was 9.5% for 2000. This rate decreases gradually to an ultimate rate of 5.0% in 2009, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. The following table sets forth the impact of a 1.00% change in the trend rate:

                (DOLLARS IN THOUSANDS)
                ---------------------------------------------------------------

                Effect of 1.00% increase in trend rate on:
                    Net periodic cost                               $  27
                    Post-retirement benefit obligation              $ 111

                Effect of 1.00% decrease in trend rate on:
                    Net periodic cost                               $ (23)
                    Post-retirement benefit obligation              $(105)

(13)   CHANGE IN ACCOUNTING FOR GOODWILL

       In 1989 Black & Decker acquired True Temper as part of Black & Decker's acquisition of Emhart Corporation. In connection with the acquisition, goodwill was allocated to the Company.

       Black & Decker elected to change its method of measuring goodwill impairment from an undiscounted cash flow approach to a discounted cash flow approach effective January 1, 1998. On a periodic basis, Black & Decker estimates future discounted cash flows of the businesses to which goodwill relates. When such an estimate of the future discounted cash flows, net of the carrying amount of tangible net assets, is less than the carrying amount of goodwill, the difference will be charged to operations. For purposes of determining the future discounted cash flows of the businesses to which goodwill relates, Black & Decker, based upon historical results, current projections, and internal earnings targets, determined the projected future operating cash flows, net of income tax payments, of the individual businesses. These projected future cash flows are then discounted at a rate corresponding to Black & Decker's estimated cost of capital, which also is the hurdle rate used by Black & Decker in making investment decisions. Future discounted cash flows for businesses to be sold include an estimate of the proceeds from the eventual sale of such businesses, net of associated selling expenses and taxes. Black & Decker believed that measurement of the value of goodwill through a discounted cash approach is preferable in that it facilitates the timely identification of impairment of the carrying value of investments in businesses and provides a more current and, with respect to businesses to be sold, more realistic valuation than the undiscounted approach.

       In connection with Black & Decker's change in accounting policy with respect to measurement of goodwill impairment described above, $40 million of goodwill related to True Temper has been written off through a charge to operations during the first quarter of 1998. This is a change in accounting estimate that is inseparable from a change in principle. That write-down represents the amount necessary to write-down the carrying value of goodwill for True Temper, according to Black & Decker's best estimate as of January 1, 1998, of True Temper's future discounted cash flows using the methodology described in the preceding paragraph.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS
               (Dollars in thousands unless otherwise indicated)

(14)   COMMITMENTS AND CONTINGENCIES

       (a)    LEASE OBLIGATION
              The Company is obligated under various non-cancelable leases for office facilities and equipment. These leases generally provide for renewal options and, in the case of facilities leases, for periodic rate increases based upon economic factors. All non-cancelable leases with an initial term greater than one year have been categorized as either capital or operating leases in conformity with FASB Statement No. 13, "Accounting for Leases."

              Future minimum payments under non-cancelable operating and capital leases with initial terms of one year or more as of December 31, 1999 are as follows:

                                                                             CAPITAL        OPERATING
                      (DOLLARS IN THOUSANDS)                                 LEASES           LEASES
                      --------------------------------------------------------------------------------
                              2000                                                89              869
                              2001                                                29              541
                              2002                                                21              419
                              2003                                                --              360
                              2004                                                --               85
                              Thereafter                                          --               --
                                                                                -----           -----
                              Total minimum lease payments                       139            2,274
                              Less: amount representing interest                 (22)           =====
                                                                                -----
                          Present value of net minimum capital lease payments    117
                                                                                =====

              Rental expense on operating leases, excluding sublease rent received, was $845, $547, and $514 for 1999, 1998 and 1997, respectively.

       (b)    LEGAL PROCEEDINGS

              The company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS
               (Dollars in thousands unless otherwise indicated)

(15)   SEGMENT AND OTHER RELATED DISCLOSURES

       (a)    SEGMENT REPORTING

              The Company operates in two reportable business segments: golf shafts and specialty tubing. The Company's reportable segments are based on the type of product manufactured and the application of that product in the marketplace. The golf shaft segment manufactures and sells steel and composite golf club shafts for use exclusively in the golf industry. The specialty tubing segment manufactures and sells high strength, high tolerance tubular components for bicycle, automotive and recreational sport markets. The accounting policies for these segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of these segments based on segment sales and gross profit. The Company has no inter-segment sales. General corporate assets, that are not allocated down to segments, include: cash, non-trade receivables, deferred tax assets, deferred financing costs and goodwill created during the acquisition of the Company by Black & Decker.


                                     AS OF AND FOR THE YEARS ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)              1999               1998              1997
--------------------------------------------------------------------------------
Net sales:
    Golf shafts                    $88,204            $87,399            $77,327
    Specialty tubing                 4,011              4,051              5,270
                                   -------            -------            -------
           Total                   $92,215            $91,450            $82,597
                                   =======            =======            =======

Gross profit:
    Golf shafts                    $35,213            $30,869            $26,861
    Specialty tubing                   918              1,329              1,850
                                   -------            -------            -------
           Total                   $36,131            $32,198            $28,711
                                   =======            =======            =======

Total assets:
    Jointly used assets            $ 5,955            $ 6,483            $ 6,877
    Golf shafts                     37,425             38,054             32,329
    Specialty tubing                 1,978              2,166              2,443
                                   -------            -------            -------
           Total                   $45,358            $46,703            $41,649
                                   =======            =======            =======

              Revenues from one customer of True Temper's golf shafts segment represent approximately $12,000 of the Company's consolidated revenues.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS
               (Dollars in thousands unless otherwise indicated)

       Following are reconciliations of total reportable segment assets to total Company assets, and total reportable segment gross profit to total Company income(loss) before income taxes:

                                                                        AS OF DECEMBER 31,
                                                            -----------------------------------------------
      (DOLLARS IN THOUSANDS)                                      1999              1998             1997
      -----------------------------------------------------------------------------------------------------
      Total assets:
           Total from reportable segments                     $ 45,358             $ 46,703         $ 41,649
           General corporate                                   142,288              142,923          118,692
                                                              --------             --------         --------
                Total                                         $187,646             $189,626         $160,341
                                                              ========             ========         ========

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------
       (DOLLARS IN THOUSANDS)                               1999                 1998                1997
       ----------------------------------------------------------------------------------------------------
       Total reportable segment gross profit              $ 36,131             $ 32,198            $ 28,711
       Less:
           Selling, general and administrative
            expenses                                        15,156               14,227              14,251
           Amortization of goodwill                          2,701                2,505               3,746
           Write-off of goodwill                                --               40,000                  --
           Recapitalization transaction
                 expenses                                       --                5,698                  --
           Restructuring costs                                 622                1,150                 520
           Interest expense                                 14,341                3,462                  --
           Other expense (income), net                          (9)                  80                  54
                                                          ========             ========            ========
       Total Company income (loss) before
                income taxes                              $  3,320             $(34,924)           $ 10,140
                                                          ========             ========            ========


(b)    SALES BY GEOGRAPHIC REGION

       The geographic distribution of the Company's net sales, by location of customer, is summarized as follows:

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------
       (DOLLARS IN THOUSANDS)                               1999                 1998                1997
       ----------------------------------------------------------------------------------------------------
       U.S.                                                $77,984               $76,689            $68,507
       International                                        14,231                14,761             14,090
                                                           -------               -------            -------
              Total                                        $92,215               $91,450            $82,597
                                                           =======               =======            =======

       No individual country or geographic area outside the U.S. accounts for 10% or more of total sales. Assets by location are not disclosed, as assets located outside the U.S. are immaterial.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of True Temper as of December 31, 1999 are as follows:

     NAME                AGE        POSITION
     ----                ---        --------
Scott C. Hennessy        40      Chief Executive Officer, President and Director
Fred H. Geyer            39      Vice President, Chief Financial Officer and Treasurer
Raymond Johnson          43      Vice President of Operations and Engineering
David N. Hallford        47      Vice President of Sales/Golf Products
Stephen M. Brown         34      Director of Human Resources
Bill R. Beatty           39      Director of Marketing
Adrian H. McCall         41      Vice President of International Sales and Marketing
Andy York                35      Director and General Manager of Performance Tubing
Mark Rossi               43      Director
Tyler J. Wolfram         33      Director
Robert A. Knox           47      Director
Raymond A. DeVita        63      Director

       Scott C. Hennessy has been President of True Temper since 1996, and Chief Executive Officer and Director since the closing of the recapitalization. Mr. Hennessy joined True Temper in 1994 as Vice President-Sales and Marketing. From 1980 to 1994, Mr. Hennessy held various management positions at Black & Decker in sales, marketing and product development. Mr. Hennessy sits on the Board of Governors of the National Golf Foundation. Mr. Hennessy graduated magna cum laude with a B.S. from the University of Delaware.

       Fred H. Geyer has been Chief Financial Officer of True Temper since February 1998. From 1985 to 1998, Mr. Geyer held various positions at Emerson Electric Company, including Vice President-Finance in the Air Moving Motor Division. Prior to that, Mr. Geyer worked at Arthur Andersen LLP as a Senior Auditor. Mr. Geyer is a Certified Public Accountant in the State of Missouri and is a member of the American Institute of Certified Public Accountants. Mr. Geyer graduated magna cum laude with a B.S. from the University of Missouri at St. Louis.

       Raymond Johnson has been Vice President of Operations and Engineering of True Temper since July 1999. From August 1998 to July 1999 Mr. Johnson was Vice President and General Manager of the Diversified Products Division of Technimark. From 1983 to 1998 Mr. Johnson held various management positions at Black & Decker in engineering and operations. Mr. Johnson received a B.A.
from the University of North Carolina at Chapel Hill.

       David N. Hallford has been Vice President Sales/Golf Products of True Temper since 1989. From August 1985 to January 1989, Mr. Hallford held various positions in sales and customer service at Plough Corporation. Mr. Hallford has worked as an on-course golf professional responsible for management and retail sales. Mr. Hallford graduated magna cum laude with a B.S. from the University of Memphis.

       Stephen R. Brown has been the Director of Human Resources since 1997. From September 1996 to December 1997, Mr. Brown served as Manager-Human Resources. Prior to that, since 1992, Mr. Brown served in various Human Resource management positions with Emerson Electric Company. Mr. Brown received a B.A. from the University of South Carolina.

       Bill R. Beatty has been Director of Marketing since 1996. From December 1993 to March 1996, Mr. Beatty was Group Product Manager and Manager of International Sales and Marketing for Rubbermaid. Mr. Beatty received a B.S. from Ohio State University and an M.B.A. from Pepperdine University.

       Adrian H. McCall has been Vice President of International Sales and Marketing since March 1999. From September 1995 to March 1999 Mr. McCall served as Director of International Sales and Marketing. From May 1992 to September 1995, Mr. McCall served as Director of International Operations of The Upper Deck Company, a manufacturer and distributor of baseball cards. Mr. McCall graduated cum laude with a B.S. from the University of Hartford.

       Andy York has been the Director and General Manager of Performance Tubing since May 1999. From June 1996 to May 1999 Mr. York was Vice President of Marketing at Nicklaus Golf Equipment Company. Prior to that he was Brand Manager-Instant Cameras at Polaroid Corporation. Mr. York received a B.S. and an MBA from Babson College in Wellesley, Massachusetts.

       Mark Rossi became a director of True Temper in connection with the Recapitalization. Mr. Rossi has served as Senior Managing Director of Cornerstone Equity Investors L.L.C. since December 1996. From 1983 to 1996, Mr. Rossi was affiliated with the general partners of various private equity funds managed by Prudential. Mr. Rossi is also a director of Maxwell Technologies, and several private companies. Mr. Rossi received a B.A. from Saint Vincent College and an M.B.A. from Northwestern University.

       Tyler J. Wolfram became a director of True Temper upon the closing of the recapitalization. Since March 1998, Mr. Wolfram has served as a Managing Director of Cornerstone Equity Investors, L.L.C. From 1993 to March 1998, Mr. Wolfram held various positions in the High Yield Group of Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Wolfram received a B.A. from Brown University and an M.B.A. from The Wharton School of the University of Pennsylvania.

       Robert A. Knox became a director of True Temper in connection with the recapitalization. Mr. Knox has served as Senior Managing Director of Cornerstone Equity Investors, L.L.C. since December 1996. From 1983 to 1996, Mr. Knox was affiliated with the general partners of various private equity funds managed by Prudential. Mr. Knox is also a director of Health Management Associates, Lechters, Inc. and several private companies. Mr. Knox received a B.A. and an M.B.A. from Boston University.

       Raymond A. DeVita became a director of True Temper in connection with the recapitalization. Mr. DeVita served as President of True Temper from 1994 to 1996 and Executive Vice President of Black & Decker from 1989 to 1996. Mr. DeVita retired in 1996. Prior to 1989, Mr. DeVita was Executive Vice President of Emhart.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to True Temper for 1999 and 1998 of those persons who served as (1) the Chief Executive Officer during 1999 and (2) the other four most highly compensated executive officers of True Temper or its predecessor for 1999 (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION
                                                       -------------------
                                                                             OTHER
                                                              BONUS          ANNUAL         ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR       SALARY        EARNED     COMPENSATION(1)  COMPENSATION(2)
---------------------------         ----       ------       ---------    ---------------  ----------------
Scott C. Hennessy
     Chief Executive Officer,       1999     $261,458       $358,000(5)  $ 27,995         $6,109
     President and Director         1998     $250,000       $206,250     $556,183(3)      $6,363

Fred H. Geyer                       1999     $131,000       $ 55,000     $    136         $4,268
     Vice President,Chief           1998     $105,000       $ 60,000     $ 54,231(4)      $  750
     Financial Officer and
     Treasurer
Adrian H. McCall
     Vice President of              1999     $129,958       $ 38,000     $    182         $4,248
     International                  1998     $123,125       $ 46,500     $     --         $5,699
     Sales and Marketing
David N. Hallford                   1999     $116,583       $ 30,000     $  9,150         $3,813
     Vice President of Sales        1998     $112,000       $ 42,000     $ 12,456         $5,576
     /Golf Products
Bill R. Beatty
  Director of Marketing             1999     $115,708       $ 25,000      $   113         $3,788
                                    1998     $109,063       $ 42,188      $    --         $3,236


(1) Includes certain life insurance benefits; and where applicable, country club dues and use of company car.

(2)    Includes matching contributions under our 401(k) plan.

(3) Includes the dollar value of the difference between the price paid for common stock of True Temper Corporation and the fair market value of such stock at the time of purchase.

(4)    Represents moving and relocation benefits.

(5) This amount includes a $175,000 performance bonus and a service payment of $183,000. The service payment represents the first of two expected payments pursuant to an agreement that was made with Mr. Hennessy in conjunction with the Recapitalization agreement between Black & Decker and True Temper Sports LLC.

PENSION PLANS

       We maintain tax-qualified and nonqualified defined benefit pension plans that provide monthly annuities payable at age 65, or after age 55 at actuarially reduced levels. Under these plans, the amount of the annuity which would be payable if a participant were to retire at age 65 is the sum of:

       (1) one percent of a participant's final average earnings multiplied by years of benefit service on and after January 1, 1992;

       (2) 0.425% of a participant's final average earnings in excess of social security covered compensation multiplied by years of benefit service on and after January 1, 1992; and

       (3) the participant's adjusted accrued benefit for service prior to 1992 under prior plans, if applicable.

       In addition, to the extent that any benefit under the tax-qualified plan is limited because of restrictions imposed by the Internal Revenue Code, the non-qualified plan will provide the additional benefit which would have been provided under the qualified plan if such limitations did not exist. The following table presents the aggregate pension benefit which would be payable under both plans:

                                   TRUE TEMPER

                ANNUAL PENSION BENEFITS AT NORMAL RETIREMENT DATE

ANNUAL                                               YEARS OF SERVICE
REMUNERATION        5           10            15           20           25           30           35
------------   ----------   ----------   ----------   ----------   ----------    ---------    ----------
$125,000       $    7,400   $   15,100   $   22,900   $   30,700   $   38,500    $  46,300    $   54,100
$150,000       $    9,100   $   18,500   $   28,100   $   37,700   $   47,300    $  56,900    $   66,600
$175,000       $   10,700   $   21,800   $   33,200   $   44,700   $   56,100    $  67,600    $   79,000
$200,000       $   12,300   $   25,200   $   38,400   $   51,700   $   64,900    $  78,200    $   91,500
$225,000       $   13,900   $   28,500   $   43,600   $   58,700   $   73,800    $  88,800    $  103,900
$250,000       $   15,500   $   31,900   $   48,800   $   65,700   $   82,600    $  99,500    $  116,400
$300,000       $   18,800   $   38,600   $   59,100   $   79,700   $  100,200    $ 120,700    $  141,300
$350,000       $   22,000   $   45,300   $   69,500   $   93,700   $  117,800    $ 142,000    $  166,200
$400,000       $   25,300   $   52,000   $   79,800   $  107,600   $  135,500    $ 163,300    $  191,100
$500,000       $   31,700   $   65,500   $  100,500   $  135,600   $  170,700    $ 205,800    $  240,900
$600,000       $   38,200   $   78,900   $  121,300   $  163,600   $  206,000    $ 248,300    $  290,700
$700,000       $   44,700   $   92,300   $  142,000   $  191,600   $  241,200    $ 290,800    $  340,500

                                                                                               CREDITED
     NAME                                                                 HIRE DATE             SERVICE
     ----                                                                 ---------             -------
     Hennessy, Scott...............................................        June 9, 1980         19 years
     Geyer, Fred...................................................   February 16, 1998          1 year
     McCall, Adrian................................................   December 11, 1995          4 years
     Hallford, David...............................................    February 1, 1989         10 years
     Beatty, Bill..................................................       June 10, 1996          3 years

STOCK OPTION PLAN

       The Board of Directors has adopted a stock option plan which provides for the grant to certain key employees and/or directors of True Temper of stock options in True Temper Corporation that are non-qualified options for federal income tax purposes. The stock option plan will be administered by the Compensation Committee of the Board of Directors. The Compensation Committee will have broad powers under the stock option plan, including exclusive authority to determine:

       (1)    who will receive awards;

       (2)    the type, size and terms of awards;

       (3)    the time when awards will be granted; and

       (4)    vesting criteria, if any, of the awards.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

      The following table sets forth all options granted To Named Executive Officers during 1999.

                                             INDIVIDUAL GRANTS
                            --------------------------------------------------
                                             % OF                                          POTENTIAL
                                             TOTAL                                     REALIZED VALUE AT
                             NUMBER OF      OPTIONS                                     ASSUMED ANNUAL
                            SECURITIES    GRANTED TO    EXERCISE                     RATES OF STOCK PRICE
                            UNDERLYING     EMPLOYEES     OR BASE                         APPRECIATION
                              OPTIONS      IN FISCAL      PRICE       EXPIRATION        FOR OPTION TERM
           NAME               GRANTED        YEAR        ($/SH)          DATE          5%           10%
           ----               -------        ----        ------          ----          --           ---
     Hennessy, Scott              --           --           --            --           --           --
     Geyer, Fred              25,695         13.0%        1.94     November 1, 2009  $31,349     $79,445
     McCall, Adrian               --           --           --            --
     Hallford, David              --           --           --            --           --           --
     Beatty, Bill                 --           --           --            --           --           --

COMPENSATION OF DIRECTORS

     True Temper will reimburse directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, we may compensate directors for services provided in such capacity.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     As members of the Compensation Committee it is our duty to monitor the performance and compensation of executive officers and other key employees, and to make appropriate recommendations and reports to the Board of Directors concerning matters of executive compensation.

     The Company maintains a compensation program designed to motivate, retain and attract management, with incentives linked to financial performance and enhanced shareholder value. The fundamental philosophy is to relate the amount of compensation for an executive directly to his or her contribution to the Company's success in achieving superior performance objectives.

     The Company's executive compensation program consists of three components:
1) base salary; 2) potential for annual incentive compensation based on Company performance; and, 3) the opportunity to earn long-term stock-based incentives which are intended to encourage achievement of superior long-term results and to align executive officer interests with those of the shareholders. The base salary element is developed based on the performance of the individual executives with reference to industry, peer group and national surveys, with the objective of having the Company's executive officers receive a level of base salary similar to the average base salary of individuals at similarly sized companies, performing comparable duties.

     The annual incentive compensation element is based on the Company's attainment of certain levels of profitability. The long-term stock-based element is developed by reference to competitive practices and trends of other companies which use stock options as a component of executive compensation. Long-term stock-based incentives are to incentivize executive officers to increase shareholder value. Accordingly, the Committee has taken into account the amount and value of options held by each of the executive officers when considering new grants to assure that deserving executives have an equity participation in the Company. In fixing the stock option grants for fiscal 1999, the Committee considered the current stock holdings of each individual, their responsibilities and historical and anticipated future contributions to True Temper's performance.

     Because of the scope of his responsibilities as Chief Executive Officer and President, and given the equity stake he has in the Company, the Compensation Committee separately considers the compensation of Mr. Hennessy. His salary, like that of the other officers, is determined by reference to published compensation surveys, and his salary level is in line with such published salary levels for comparable positions of responsibility. The Committee believes a portion of the total annual compensation of Mr. Hennessy should be directly tied to the Company's performance. Accordingly, Mr. Hennessy also earns a cash bonus based on the True Temper's operating performance during the current fiscal year.

     In fixing the stock option grants for fiscal 1999, the Committee considered the current stock holdings of each individual, their responsibilities and historical and anticipated future contributions to True Temper's performance.

     The Compensation Committee is of the opinion that the compensation levels for the Named Executive Officers are reasonable when compared to similar positions of responsibility and scope in similar industries and that an appropriate amount of total compensation is based on the performance of the Company, and therefore provides sufficient incentive for these individuals to attain improved results in the future.


  COMPENSATION COMMITTEE

    Raymond A. DeVita
    Scott C. Hennessy
    Robert A. Knox
    Tyler J. Wolfram

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       All of the outstanding shares of our capital stock are owned by True Temper Corporation. The following table sets forth information with respect to the beneficial ownership of True Temper Corporation's capital stock as of March 30, 2000 by:

       (1) all stockholders of True Temper Corporation that own more than 5% of any class of such voting securities,

       (2)    each director and named executive officer, and

       (3)    all directors and executive officers as a group.

                                                                                  PERCENTAGE OF
                                   NUMBER OF      NUMBER OF       PERCENTAGE OF    OUTSTANDING    PERCENTAGE OF
                                   PREFERRED       COMMON          OUTSTANDING       COMMON       VOTING CAPITAL
NAME OF BENEFICIAL OWNER            SHARES         SHARES        PREFERRED STOCK      STOCK           STOCK
------------------------            ------         ------        ---------------      -----           -----
True Temper Sports LLC(1).......   11,750,000     8,192,163          94.0%           88.2%            88.2%
   c/o Cornerstone Equity
   Investors, L.L.C.
   717 Fifth Avenue
   Suite 1100
   New York, New York 10022
EII(2)  ........................      750,000       534,632           6.0%            5.8%             5.8%
   c/o The Black & Decker
   Corporation
   701 East Joppa Road
   Towson, Maryland 21286
Scott C. Hennessy...............         --          452,501           --             4.9%             4.9%
Fred H. Geyer...................         --           28,848           --              *                *
Adrian H. McCall................         --           29,078           --              *                *
David N. Hallford...............         --           17,665           --              *                *
Bill R. Beatty..................         --            9,766           --              *                *
Raymond A. DeVita...............         --            4,792           --              *                *
All directors and executive
   officers as a group
   (9 persons)(3)...............         --          558,982           --             6.0%             6.0%

*  Less than 1%.

(1) Membership interests in TTS LLC are held by Cornerstone Equity Investors IV, L.P. (73.9%), GS Private Equity Partners, L.P. (17.2%), GS Private Equity Partners Offshore, L.P. (8.3%) and other investors (0.5%).

(2)    Emhart Industries, Inc., a wholly-owned subsidiary of Black & Decker.

(3) Includes issuance of management incentive shares. Excludes stock held by True Temper Sports LLC, an affiliate of Cornerstone Equity Investors IV, LP, for which the individual directors who are affiliates of Cornerstone disclaim beneficial ownership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RECAPITALIZATION AGREEMENT

     In accordance with the terms of the recapitalization agreement, Black & Decker has indemnified True Temper Sports, LLC, the equity investor, against any and all damages resulting from any misrepresentation or breach of warranty of Black & Decker or of True Temper Corporation contained in the recapitalization agreement, a claim which is typically made the earlier of 18 months following the closing date or the date on which audited financial statements for the 1999 calendar year are delivered. The indemnification obligations of Black & Decker under the recapitalization agreement are generally subject to a $5.0 million basket amount and limited to an aggregate payment of no more than 25% of the adjusted purchase price received by Black & Decker pursuant to the recapitalization. Black & Decker will indemnify True Temper for 50% of all environmental liability up to an aggregate amount of $10.0 million and 80% of any environmental liability in excess of $10.0 million.

     In addition, Black & Decker has agreed for a period of five years after the closing date not to compete with True Temper in the business of the company as conducted as of the closing date. Black & Decker has also agreed for a period of up to 12 months after the closing date of the recapitalization not to hire or solicit the employment of certain employees of True Temper.

     As provided in the recapitalization agreement, True Temper Corporation may pay contingent amounts to Black & Decker. The amount of such payments, if any, will be equal to 25% of the EBIT contribution derived from True Temper Corporation's sales to Thiokol. These sales will be in accordance with the Thiokol contract which is defined in the recapitalization agreement. Such payments will be made annually during the initial term of the Thiokol contract based on the EBIT contribution derived in each such year.

STOCKHOLDERS AGREEMENT

     Upon the consummation of the recapitalization, True Temper Corporation and all of its stockholders, including True Temper Sports, LLC and Black & Decker, entered into a stockholders agreement. The stockholders agreement:

     (1) requires that each of the parties vote all of their voting securities of True Temper Corporation and take all other necessary or desirable actions to cause the size of the board of directors of True Temper Corporation to be established at the number of members determined by True Temper Sports, LLC and to cause designees of True Temper Sports, LLC representing a majority of the board of directors to be elected to the board of directors of True Temper Corporation;

     (2) grants True Temper Corporation and True Temper Sports, LLC a right of first refusal on any proposed transfer of shares of capital stock of True Temper Corporation held by Black & Decker and any of the other stockholders;

     (3) grants tag-along rights on certain transfers of shares of capital stock of True Temper Corporation;

     (4) requires the stockholders to consent to a sale of True Temper Corporation to an independent third party if such sale is approved by certain holders of the then outstanding shares of the company's voting common stock; and

     (5) except in certain instances, prohibits Black & Decker from transferring any shares of capital stock of True Temper Corporation for certain periods following the consummation of the recapitalization. Certain of the foregoing provisions of the stockholders agreement will terminate upon the consummation of an initial public offering, a qualified public offering or an approved sale.

EQUITY REGISTRATION RIGHTS AGREEMENT

     Upon the consummation of the recapitalization, True Temper Corporation and all of its stockholders, including True Temper Sports, LLC and Black & Decker, entered into the equity registration rights agreement. Under the equity registration rights agreement, the holders of a majority of the True Temper Corporation registrable securities and/or its affiliates have the right to require True Temper Corporation to register any or all of their shares of common stock of True Temper Corporation under the Securities Act at the company's expense. In addition, all holders of registrable securities are entitled to request the inclusion of any shares of common stock of True Temper Corporation subject to the equity registration rights agreement in any registration statement filed by True Temper Corporation at its expense whenever the company proposes to register any of its common stock under the Securities Act. In connection with all such registrations, True Temper Corporation has agreed to indemnify all holders of registrable securities against those liabilities described in the stockholders agreement, including liabilities under the Securities Act.

TRANSITION SERVICES AGREEMENT

     In connection with the recapitalization, True Temper entered into the transition services agreement with Black & Decker. In accordance with the terms of the transition services agreement, Black & Decker has agreed to provide a variety of services, including payroll and financial accounting for True Temper's foreign operations, among others, at prices set forth in the transition services agreement for a period of up to 12 months after the closing of the recapitalization.

CORPORATE EXPENSE ALLOCATION

     True Temper received general administrative services provided by Black & Decker that include cash management, tax reporting, risk management and internal audit. Allocated expenses for such services, amounting to $0.9 million and $0.7 million for 1997 and 1998, respectively, have been included in the accompanying statements of operating income. Charges for these corporate services were based upon a general allocation methodology determined by Black & Decker and were used to allocate all corporate overhead expenses to Black & Decker's operating divisions. The charges have not necessarily been allocated on a basis which approximates True Temper's estimated usage of such services as a stand-alone entity.

CORPORATE PASS-THROUGH CHARGES

     Black & Decker provided common services for True Temper and other Black & Decker affiliates, including group self-insurance programs and blanket insurance coverage. Many of these services represent services provided by third parties whereby Black & Decker incurred the cost of the service on behalf of True Temper. Black & Decker charged True Temper for the estimated cost of these services. The costs for these services and/or expenses have been allocated to True Temper by Black & Decker based upon certain allocation methodologies determined by Black & Decker. Accordingly, there is no assurance that the amounts allocated for such items provided by Black & Decker would be indicative of the actual amounts that True Temper would have incurred on a stand alone basis.

MANAGEMENT SERVICES AGREEMENT

     In connection with the recapitalization, True Temper entered into a management services agreement with Cornerstone. In accordance with this agreement, Cornerstone has agreed to provide:

     (1)  general management services;

     (2) assistance with the identification, negotiation and analysis of acquisitions and dispositions;

     (3) assistance with the negotiation and analysis of financial alternatives; and

     (4)  other services agreed upon by True Temper and Cornerstone.

     In exchange for such services, Cornerstone or its nominee receives:

     (1) an annual advisory fee of $0.5 million payable quarterly, plus reasonable out-of-pocket expenses;

     (2) a transaction fee in an amount equal to 1.0% of the aggregate transaction value in connection with the consummation of any material acquisition, divestiture, financing or refinancing by True Temper or any of its subsidiaries; and

     (3) a one-time transaction fee of $3.0 million upon the consummation of the recapitalization.

     These terms of the management services agreement are, in our opinion, as fair and equitable to True Temper as those that could have been obtained from arms-length negotiations with third parties. The management services agreement has an initial term of five years, subject to automatic one-year extensions unless we or Cornerstone provide written notice of termination. The annual advisory fee of $0.5 million is an obligation of ours and is also contractually subordinated to the Notes and the senior credit facilities.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON FORM 8K

(a)  Documents filed as part of this report:

   1. Financial Statements. The following financial statements of True Temper Sports, Inc. have been included in part II, item 8 of this report on Form 10-K.

           Reports of Independent Accountants
           Statements of Operations for the three years ended December 31, 1999 Balance Sheets at December 31, 1999 and 1998
           Statements of Changes in Stockholder's Equity for the three years ended December 31, 1999
           Statements of Cash Flows for the three years ended December 31, 1999 Notes to Financial Statements

   2.   Financial Statement Schedule.

                    SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                     ADDITIONS
                                                                     ---------
                                                 BALANCE AT   CHARGED TO    CHARGED TO                   BALANCE AT
                                                 BEGINNING    COSTS AND       OTHER                        ENDED
                  DESCRIPTION                    OF PERIOD    EXPENSES      ACCOUNTS     DEDUCTIONS(3)   OF PERIOD
                  -----------                    ----------   ----------    ----------   -------------   ----------
                                                                                   DOLLARS IN THOUSANDS
                                                                                    (DEBIT)/CREDIT
      ALLOWANCE FOR DOUBTFUL ACCOUNTS
         Year Ended December 31, 1997..........    266            54           (8)           (44)            268
         Year Ended December 31, 1998..........    268            69          284(1)         (29)            592
         Year Ended December 31, 1999..........    592           173           --           (266)            499
      ALLOWANCE FOR LOST MARGIN
         Year Ended December 31, 1997..........    283           827           --           (982)            128
         Year Ended December 31, 1998..........    128         1,272           --         (1,267)            133
         Year Ended December 31, 1999..........    133         1,359           --         (1,220)            272
      ALLOWANCE FOR OBSOLETE INVENTORY
         Year Ended December 31, 1997..........  1,004           264           --           (936)(4)         332
         Year Ended December 31, 1998..........    332           307          234(2)        (178)            695
         Year Ended December 31, 1999..........    695           396           --           (475)            616
      RESTRUCTURING RESERVES
         Year Ended December 31, 1997..........    281           520           --           (626)            175(5)
         Year Ended December 31, 1998..........    175         1,350           --            (37)          1,488
         Year Ended December 31, 1999..........  1,488            --           --           (645)            843

        (1) Represents (i) $136 from the acquisition of Grafalloy Corporation and (ii) $148 to reclassify outstanding credit memos.

        (2)  From the acquisition of Grafalloy Corporation.

        (3) Deductions represent (i) uncollectible accounts charged against the allowance for doubtful accounts, (ii) actual lost margin on sales returns, (iii) the cost of obsolete inventory disposed of and (iv) actual costs incurred for restructuring activities.

        (4) Represents (i) $558 in obsolete inventory disposals and (ii) a change in accounting estimate of $378.

        (5) Represents costs associated with exiting the Company's Seneca, South Carolina production facility.

       All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       3.   Exhibits.

            See the Index to Exhibits.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2000

                                          True Temper Sports, Inc.




                                          By: /s/      Scott C. Hennessy
                                             -----------------------------------
                                              Name:    Scott C. Hennessy
                                              Title:   President and
                                                       Chief Executive Officer



                                          By: /s/      Fred H. Geyer
                                             -----------------------------------
                                              Name:    Fred H. Geyer
                                              Title:   Vice President,
                                                       Chief Financial Officer
                                                       and Treasurer


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 30, 2000.




                                          By: /s/      Robert A. Knox
                                             -----------------------------------
                                              Name:    Robert A. Knox
                                              Title:   Director



                                          By: /s/      Mark Rossi
                                             -----------------------------------
                                              Name:    Mark Rossi
                                              Title:   Director



                                          By: /s/      Tyler J. Wolfram
                                             -----------------------------------
                                              Name:    Tyler J. Wolfram
                                              Title:   Director



                                          By: /s/      Raymond A. DeVita
                                             -----------------------------------
                                              Name:    Raymond A. DeVita
                                              Title:   Director

                               INDEX TO EXHIBITS

      EXHIBIT
      -------

        2.1             Reorganization, Recapitalization and Stock
                        Purchase Agreement dated as of June 29, 1998 by and between The Black & Decker Corporation, True Temper Sports, Inc. and TTSI LLC ("Recapitalization Agreement") (filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-72343), as filed with the Securities and Exchange Commission (the "SEC") on February 12, 1999 (the "Form S-4"), and incorporated herein by this reference).*

        2.2 Amendment No. 1 to Recapitalization Agreement dated August 1, 1998 (filed as exhibit 2.2 to
                        Form S-4, and incorporated herein by this reference).*

        2.3 Amendment No. 2 to Recapitalization Agreement dated September 30, 1998 (filed as exhibit 2.3 to Form S-4, and incorporated herein by this reference).*

        2.4 Assignment and Assumption Agreement by and between True Temper Corporation ("TTC") and the Company dated September 30, 1998 (filed as exhibit 2.4 to Form S-4, and incorporated herein by this reference).*

        3.1             Amended and Restated Certificate of
                        Incorporation of the Company, dated September 29, 1988 (filed as Exhibit 3.1 to Form S-4, and incorporated herein by this reference).*

        3.2 By-laws of the Company (filed as Exhibit 3.2 to Form S-4, and incorporated herein by this reference).*

        4.1 Indenture dated November 23, 1998 between the Company United States Trust of New York (filed as Exhibit 4.1 to Form S-4, and incorporated herein by this reference).*

        4.2 Purchase Agreement dated November 18, 1998 between the Company and Donaldson, Lufkin and Jenrette (filed as Exhibit 4.2 to Form S-4, and incorporated herein by this reference).*

        4.3 Registration Rights Agreement dated as of November 23, 1998 between the Company and Donaldson, Lufkin and Jenrette (filed as
                        Exhibit 4.3 to Form S-4, and incorporated herein by this reference).*

        10.1 Management Services Agreement dated as of September 30, 1998 between the Company and Cornerstone Equity Investors, LLC ("Management Services Agreement") (filed as Exhibit 10.1 to Form S-4, and incorporated herein by this reference).*

        10.2 Amendment to Management Services Agreement dated November 23, 1998 (filed as Exhibit 10.2 to Form S-4, and incorporated herein by this reference.)*

        10.3            Credit Agreement dated as of September 30,
                        1998 among the Company, various financial institutions, DLJ Capital Funding, Inc. and The First National Bank of Chicago (filed as Exhibit 10.3 to Form S-4, and incorporated herein by this reference).*

        10.4            Securities Purchase Agreement dated as of
                        September 30, 1998 among TTC and the Purchase Party thereto (filed as Exhibit 10.4 to Form
                        S-4, and incorporated herein by this reference).*

        10.5            Amendment No. 1 to Credit Agreement dated
                        September 30, 1998.

        10.6            True Temper Corporation 1998 Stock Option Plan.

        10.7            Shareholders Agreement dated as of September 30, 1998.

        12.1            Computation of Ratio of Earnings To Fixed Charges

        27.1            Financial Data Schedule
--------------------------------------------------

*  Incorporated by reference