Form 10-Q
period 2000-04-02
TRUE TEMPER SPORTS INC
filed 2000-05-16
CIK 1078547

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000

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

     As of May 16, 2000 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TRUE TEMPER SPORTS, INC.

                                     INDEX

                                                                                   PAGE
                                                                                   ----
PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements
                   Condensed Statements of Operations for the three month
                   periods ended April 2, 2000 (Unaudited) and April 4, 1999
                   (Unaudited).................................................       1
                   Condensed Balance Sheets as of April 2, 2000 (Unaudited) and
                   December 31, 1999...........................................       2
                   Condensed Statements of Cash Flows for the three month
                   periods ended April 2, 2000 (Unaudited) and April 4, 1999
                   (Unaudited).................................................       3
                   Notes to Condensed Financial Statements (Unaudited).........       4
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................       6
          Item 3.  Quantitative and Qualitative Disclosures About Market
                   Risk........................................................       9
PART II.  OTHER INFORMATION
          Item 1.  Legal Proceedings...........................................      10
          Item 2.  Changes in Securities and Use of Proceeds...................      10
          Item 3.  Defaults Upon Senior Securities.............................      10
          Item 4.  Submission of Matters to a Vote of Security Holders.........      10
          Item 5.  Other Information...........................................      10
          Item 6.  Exhibits and Reports on Form 8-K............................      10
Signatures.....................................................................      12

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 FOR THE THREE
                                                                  MONTHS ENDED
                                                              --------------------
                                                              APRIL 2,    APRIL 4,
                                                                2000        1999
                                                              --------    --------
Net sales...................................................  $28,611     $23,406
Cost of sales...............................................   17,653      14,229
                                                              -------     -------
     GROSS PROFIT...........................................   10,958       9,177
Selling, general and administrative expenses................    3,939       3,969
Amortization of goodwill....................................      676         676
Restructuring costs.........................................        7         133
                                                              -------     -------
     OPERATING INCOME.......................................    6,336       4,399
Interest expense............................................    3,611       3,758
Other expenses, net.........................................       10           1
                                                              -------     -------
     INCOME BEFORE INCOME TAXES.............................    2,715         640
Income taxes................................................    1,300         511
                                                              -------     -------
     NET INCOME.............................................  $ 1,415     $   129
                                                              =======     =======

            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              (UNAUDITED)
                                                               APRIL 2,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                           ASSETS
CURRENT ASSETS
  Cash......................................................   $  7,640        $  6,427
  Receivables, net..........................................     14,555          13,086
  Inventories...............................................     11,537          11,371
  Prepaid expenses and other current assets.................      1,642           1,313
                                                               --------        --------
     Total current assets...................................     35,374          32,197
Property, plant and equipment, net..........................     20,341          19,270
Goodwill, net...............................................     76,356          77,032
Deferred tax assets.........................................     52,355          53,626
Other assets................................................      4,721           4,828
                                                               --------        --------
     Total assets...........................................   $189,147        $186,953
                                                               ========        ========
             LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt.........................   $  1,525        $  3,800
  Accounts payable..........................................      6,182           5,280
  Accrued interest payable..................................      3,681           1,090
  Accrued expenses and other current liabilities............      6,119           6,107
                                                               --------        --------
     Total current liabilities..............................     17,507          16,277
Long-term debt less the current portion.....................    132,161         132,605
Other liabilities...........................................      2,183           2,190
                                                               --------        --------
     Total liabilities......................................    151,851         151,072
STOCKHOLDER'S EQUITY
  Common stock -- par value $0.01 per share; authorized
     1,000 shares; issued and outstanding 100 shares........         --              --
  Additional paid in capital................................     40,326          40,326
  Accumulated deficit.......................................     (3,030)         (4,445)
                                                               --------        --------
     Total stockholder's equity.............................     37,296          35,881
                                                               --------        --------
     Total liabilities and stockholder's equity.............   $189,147        $186,953
                                                               ========        ========

            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 FOR THE THREE
                                                                  MONTHS ENDED
                                                              --------------------
                                                              APRIL 2,    APRIL 4,
                                                                2000        1999
                                                              --------    --------
OPERATING ACTIVITIES
  Net income................................................  $ 1,415      $  129
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    1,550       1,518
     Amortization of deferred financing costs...............      151         146
     Loss on disposal of property, plant and equipment......       48           7
     Deferred taxes.........................................    1,271         482
     Changes in operating assets and liabilities, net.......    1,509        (420)
                                                              -------      ------
       Net cash provided by operating activities............    5,944       1,862
INVESTING ACTIVITIES
  Purchase of property, plant and equipment.................   (2,006)       (325)
  Proceeds from sales of property, plant and equipment......       13          --
                                                              -------      ------
       Net cash used in investing activities................   (1,993)       (325)
FINANCING ACTIVITIES
  Principal payments on bank debt...........................   (2,719)       (194)
  Principal payments on capital leases......................      (17)        (35)
  Other.....................................................       (2)       (233)
                                                              -------      ------
       Net cash used in financing activities................   (2,738)       (462)
Net increase in cash........................................    1,213       1,075
Cash at beginning of period.................................    6,427       2,265
                                                              -------      ------
Cash at end of period.......................................  $ 7,640      $3,340
                                                              =======      ======

            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

1) BASIS OF PRESENTATION

     The accompanying unaudited financial statements of True Temper Sports, Inc. ("True Temper" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999. In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for interim periods.

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

3) 1998 RESTRUCTURING PROGRAM

     In December 1998, the Company announced a restructuring program, of which the principal component was the consolidation of the Company's Olive Branch, Mississippi composite manufacturing operations into its El Cajon, California facility. The El Cajon facility was acquired in connection with the Company's acquisition of substantially all the assets of Grafalloy Corporation on October 26, 1998. In the second quarter of 1999 the Company completed its shutdown of the Olive Branch facility and its expansion of the El Cajon facility by approximately 25,000 square feet. The remainder of the restructuring program, which was undertaken to reduce overhead and better leverage the investment the Company has in the composite business, was substantially completed during the third quarter of 1999. The final phase of the restructuring involves the sale of the Olive Branch plant, which is currently listed for sale with a local real estate agency.

     In the fourth quarter of 1998, as part of the restructuring program described above, an accrual of $1,350 was established, in accordance with EITF 94-3, primarily to cover costs associated with exiting the Olive Branch, Mississippi facility. This restructuring accrual included severance and related costs of $400, and asset write-downs of $950. As of April 2, 2000, direct charges for severance and other related payments totaled $400, none of which was recorded during the first quarter of 2000.

     In addition, the Company recorded restructuring expenses of $7 during the first quarter of 2000 related to costs incurred as a result of the transition of manufacturing operations from the Olive Branch facility to the El Cajon facility.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

4) INVENTORIES

                                                              APRIL 2,    DECEMBER 31,
                                                                2000          1999
                                                              --------    ------------
Raw materials...............................................  $ 1,741       $ 1,345
Work in process.............................................    2,568         2,042
Finished goods..............................................    7,228         7,984
                                                              -------       -------
Total.......................................................  $11,537       $11,371
                                                              =======       =======

5) SEGMENT REPORTING

     The Company operates in two reportable business segments: golf shafts and performance tubing. The Company's reportable segments are based on the type of product manufactured and the application of that product in the marketplace. The golf shaft segment manufactures and sells steel and composite golf club shafts for use exclusively in the golf industry. The performance tubing segment manufactures and sells high strength, tight tolerance tubular components for bicycle, automotive and recreational sport markets. The Company evaluates the performance of these segments based on segment sales and gross profit. The Company has no inter-segment sales.

                                                                 FOR THE THREE
                                                                  MONTHS ENDED
                                                              --------------------
                                                              APRIL 2,    APRIL 4,
                                                                2000        1999
                                                              --------    --------
Net sales:
  Golf shafts...............................................  $27,485     $22,533
  Performance tubing........................................    1,126         873
                                                              -------     -------
     Total..................................................  $28,611     $23,406
                                                              =======     =======
Gross profit:
  Golf shafts...............................................  $10,710     $ 8,968
  Performance tubing........................................      248         209
                                                              -------     -------
     Total..................................................  $10,958     $ 9,177
                                                              =======     =======

     Following is a reconciliation of total reportable segment gross profit to total Company income before income taxes:

                                                                 FOR THE THREE
                                                                  MONTHS ENDED
                                                              --------------------
                                                              APRIL 2,    APRIL 4,
                                                                2000        1999
                                                              --------    --------
Total reportable segment gross profit.......................  $10,958      $9,177
Less:
  SG&A expenses.............................................    3,939       3,969
  Amortization of goodwill..................................      676         676
  Restructuring costs.......................................        7         133
  Interest expense..........................................    3,611       3,758
  Other expenses, net.......................................       10           1
                                                              -------      ------
Total Company income before income taxes....................  $ 2,715      $  640
                                                              =======      ======

6) RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the presentation of the April 2, 2000 financial statements included in this Form 10-Q. The reclassifications had no effect on net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the more detailed information in our 1999 Annual Financial Statements, including the notes thereto, appearing most recently in our 1999 Annual Report on Form 10-K, filed with the SEC on March 30, 2000.

COMPANY OVERVIEW

     True Temper Sports, Inc. or "True Temper", a wholly owned subsidiary of True Temper Corporation, is a leading designer, manufacturer and marketer of both steel and composite graphite golf club shafts for original equipment manufacturers and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance tubing products that offer high strength and tight tolerance tubular components to the bicycle, automotive and recreational sports markets. In calendar 1999, golf shaft sales represented 96% of total revenues, and performance tubing sales represented 4%. This sales split has remained consistent during the first quarter of 2000.

     On October 26, 1998 True Temper acquired substantially all of the assets, and assumed certain liabilities, of the El Cajon, California based Grafalloy Corporation, a wholly owned subsidiary of The American Materials & Technologies Corporation, for approximately $6.2 million in cash. For the purposes of the financial statements, the acquisition was accounted for as a purchase and, accordingly Grafalloy's results are included in the accompanying financial information as of the date of acquisition.

     On September 30, 1998 True Temper Corporation was recapitalized in a transaction that was accounted for as a leveraged recapitalization. Prior to that date, True Temper operated as a wholly owned subsidiary of the Black & Decker Corporation. For a more detailed discussion of the accounting treatment of this transaction, see Note 3 to our 1999 Annual Financial Statements, included in our 1999 Annual Report on Form 10-K, filed with the SEC on March 30, 2000.

RESULTS OF OPERATIONS

     The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                                                 FOR THE THREE
                                                                  MONTHS ENDED
                                                              --------------------
                                                              APRIL 2,    APRIL 4,
                                                                2000        1999
                                                              --------    --------
Net sales...................................................   100.0%      100.0%
Cost of sales...............................................    61.7        60.8
Gross profit................................................    38.3        39.2
SG&A expenses...............................................    13.8        17.0
Amortization of goodwill....................................     2.4         2.9
Restructuring costs.........................................     0.0         0.6
     Operating income.......................................    22.1        18.8
Interest expenses...........................................    12.6        16.1
Other expenses, net.........................................     0.0         0.0
     Income before income taxes.............................     9.5         2.7
Income taxes................................................     4.5         2.2
     Net income.............................................     4.9%        0.6%

Other Information:
EBITDA......................................................    27.6%       25.3%
Adjusted EBITDA.............................................    28.0%       26.4%

     (See definitions of EBITDA and Adjusted EBITDA contained herein.)

  FIRST QUARTER ENDED APRIL 2, 2000 COMPARED TO THE FIRST QUARTER ENDED APRIL 4, 1999

     NET SALES for the first quarter of 2000 increased $5.2 million, or 22.2%, to $28.6 million from $23.4 million in the first quarter of 1999. Golf shaft sales increased $5.0 million, or 22.0%, to $27.5 million in the first quarter of 2000 from $22.5 million in the first quarter of 1999. We believe this increase was driven by several factors, including an increase in consumer demand resulting from innovative new products we introduced in late 1999; an estimated increase in market share; and a resurgence in the golf industry in general, which had begun showing signs of recovery during the second half of 1999.

     Performance tubing sales increased approximately $0.25 million, or 29.0%, to $1.13 million in the first quarter of 2000 from $0.87 million in the first quarter of 1999. We attribute this increase, primarily, to the renewed focus we have placed on growing our performance tubing business segment.

     Net sales to international customers increased $1.2 million, or 34.8%, to $4.8 million in the first quarter of 2000 from $3.6 million in the first quarter of 1999. This increase was driven primarily by sales growth in Asia and substantial gains in the UK/Europe, where it appears that the industry is strengthening and True Temper is gaining market share.

     GROSS PROFIT for the first quarter of 2000 increased $1.8 million, or 19.4%, to $11.0 million from $9.2 million in the first quarter of 1999. Gross profit as a percentage of net sales decreased to 38.3% in the first quarter of 2000 from 39.2% in the first quarter of 1999. The change in the gross profit margin was driven by several factors, but primarily reflects an increase in air freight shipping costs to our foreign operations in order to meet their increased demand, and an increase in medical claims under our self insurance program during the first quarter of 2000. In total, these two factors accounted for a decrease in gross profit as a percentage of net sales of 0.8%.

     SELLING, GENERAL AND ADMINISTRATIVE expenses were essentially flat at approximately $3.9 million in the first quarter of both years. SG&A as a percentage of net sales decreased to 13.8% in the first quarter of 2000 from 17.0% in the first quarter of 1999, as a result of the flat spending on increased sales volume between periods.

     OPERATING INCOME for the first quarter of 2000 increased by approximately $1.9 million, or 44.0%, to $6.3 million from $4.4 million in the first quarter of 1999. Operating income as a percentage of net sales increased to 22.1% in the first quarter of 2000 from 18.8% in the first quarter of 1999. In addition to the impact on operating income from the gross profit and SG&A items discussed above, the 1999 operating income was negatively impacted by restructuring costs of $0.1 million related to the consolidation of our composite manufacturing operations. Excluding the impact of these restructuring costs, operating income would have increased by $1.8 million, or 40.0%, to $6.3 million in 2000 from $4.5 million in 1999, and operating income as a percentage of net sales would have increased to 22.2% from 19.4%

     INTEREST EXPENSE for the first quarter of 2000 decreased to $3.6 million from $3.8 million in the first quarter of 1999. This decrease is the result of the continued reduction of our outstanding bank debt and the interest income earned on our higher average cash balances, offset in part by a slightly higher weighted average interest rate on our variable rate debt during the first quarter of 2000. As a result of the general rise in interest rates, the weighted average interest rate on our variable rate debt has increased 60 basis points from the first quarter of 1999 to the first quarter of 2000.

     INCOME TAXES for the first quarter of 2000 increased to $1.3 million from $0.5 million in the first quarter of 1999. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the pre-tax income added back for the non-deductible portion of goodwill amortization and the incremental tax rate for state and foreign income tax purposes.

     NET INCOME for the first quarter of 2000 increased by $1.3 million to $1.4 million from $0.1 million in the first quarter of 1999. This increase is reflective of the profit impact from the items described above. Excluding the impact of the restructuring costs, net income would have increased by $1.2 million to $1.4 million in 2000 from $0.2 million in 1999.

     EBITDA AND ADJUSTED EBITDA are measurements used by some to gauge our operating performance. EBITDA represents operating income plus depreciation and amortization of goodwill. Adjusted EBITDA represents EBITDA plus restructuring costs and management service fees. EBITDA and Adjusted EBITDA for the first quarter of 2000 and 1999 are calculated as follows:

                                                              FOR THE THREE MONTH
                                                                  PERIOD ENDED
                                                              --------------------
                                                              APRIL 2,    APRIL 4,
                                                                2000        1999
                                                              --------    --------
Operating income............................................   $6,336      $4,399
Plus:
  Depreciation..............................................      874         842
  Amortization of goodwill..................................      676         676
                                                               ------      ------
EBITDA......................................................    7,886       5,917
Plus:
  Restructuring costs.......................................        7         133
  Management services fee...................................      125         125
                                                               ------      ------
ADJUSTED EBITDA.............................................   $8,018      $6,175
                                                               ======      ======

     The increase in Adjusted EBITDA of $1.8 million, or 29.8%, is reflective of the profit impact of the operating income items described above, as well as the impact of the items identified in the table above.

LIQUIDITY AND CAPITAL RESOURCES

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

     Both the credit facility and the Notes contain customary covenants and events of default, including substantial restrictions and provisions which, among other things, limit our ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The bank credit facility also requires us to maintain certain specified financial ratios and tests including minimum EBITDA levels, minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. At April 2, 2000 we were in compliance with all of the covenants in both the credit facility and the Notes. Furthermore, the credit facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of our excess cash flow.

  FIRST QUARTER ENDED APRIL 2, 2000 COMPARED TO THE FIRST QUARTER ENDED APRIL 4, 1999

     In the first three months of 2000 cash provided by operating activities increased by approximately $4.1 million to $5.9 million from $1.9 million in 1999. This increase was driven by an increase in earnings from operations as well as a decrease in cash required for working capital needs.

     We used $2.0 million of cash to invest in property, plant and equipment in the first quarter of 2000, compared to the $0.3 million we spent in 1999. Most of the increase in capital spending between years is related to the purchase of machinery and equipment from one of our former competitors in the golf shaft industry who was recently placed into receivership.

     We also repaid $2.7 million of the principal on our senior credit facility during the first quarter of 2000, compared to the $0.2 million that we repaid during the first quarter of 1999. This year's payments included a $2.4 million mandatory prepayment of principal made on January 31, 2000, as required by the terms of our senior credit facility. The mandatory prepayment is based upon the excess cash flow generated in calendar 1999, as defined in the credit agreement.

     Currently, we intend to use existing cash and cash provided from future operations, if any, to repay our senior credit facilities or other long term debt (as allowed within the covenants of our credit facility and our Notes) and/or to make additional investments in the business to generate growth or profit improvements. Consistent with this cash plan, along with the $2.4 million mandatory prepayment described above, we made a voluntary principal prepayment of $4.0 million on our senior credit facility in April 2000.

     In addition to the debt service obligations for principal and interest payments created by the credit facility and the Notes described above, our liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. We intend to fund our current and long term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of April 2, 2000 we have the full amount of the $20.0 million revolving credit facility available for future cash requirements.

     Any future acquisitions, joint ventures or similar transactions will likely require capital expenditures in excess of cash provided by operations, and potentially in excess of cash available under the revolving credit facility. There can be no assurance that any capital will be available to us on terms acceptable to us, or at all.

MANAGEMENT INFORMATION SYSTEMS AND THE IMPACT OF YEAR 2000

     During 1999 we completed all phases of an action plan designed to minimize the impact of the year 2000 ("Y2K") issue. As of May 16, 2000 we have experienced no internal or external business disruptions associated with the Y2K issue. There can be, however, no assurance that future unforeseen Y2K problems will not cause disruptions to our internal business systems, or those of our trading partners. In the event that these disruptions are significant, they could have a material adverse effect on the results of our operations.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by our Company. This document, including but not limited to Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements. All statements which address operating performance, events or developments that we expect, plan, believe, hope, wish, forecast, predict, intend, or anticipate will occur in the future, and other similar meanings or phrases, are forward-looking statements within the meaning of the Act.

     The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. However, there are many risk factors, including but not limited to, the general state of the economy, the Company's ability to execute its plans, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in our Company's forward-looking statements. Additional information concerning the Company's risk factors is contained from time to time in the Company's public filings with the SEC; and most recently in the Business Risks section of Item 1 to Part 1 of our 1999 Annual Report on Form 10-K filed with the SEC on March 30, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information concerning our market risks is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 1999 Annual Report on Form 10-K, as filed with the SEC on March 30, 2000.

     This information has been omitted from this report as there have been no material changes to our market risks as of April 2, 2000.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While we cannot predict the outcome of these matters, in the opinion of management, any liability arising from these matters will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     -- Not applicable --

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     -- None --

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended April 2, 2000.

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

        10.1 Management Services Agreement dated as of September 30, 1998 between the Company and Cornerstone Equity Investors, LLC
             ("Management Services Agreement") (filed as Exhibit 10.1 to
             Form S-4, and incorporated herein by this reference).
        10.2 Amendment to Management Services Agreement dated November
             23, 1998 (filed as Exhibit 10.2 to Form S-4, and incorporated herein by this reference.)
        10.3 Credit Agreement dated as of September 30, 1998 among the
             Company, various financial institutions, DLJ Capital
             Funding, Inc. and The First National Bank of Chicago (filed as Exhibit 10.3 to Form S-4, and incorporated herein by this reference).
        10.4 Securities Purchase Agreement dated as of September 30, 1998 among TTC and the Purchase Party thereto (filed as Exhibit
             10.4 to Form S-4, and incorporated herein by this reference).
        10.5 Amendment No. 1 to Credit Agreement dated June 11, 1999
             (filed as Exhibit 10.5 to the Company's 1999 Annual Report on Form 10-K, as filed with the SEC on March 30, 2000, and incorporated herein by this reference).
        10.6 True Temper Corporation 1998 Stock Option Plan (filed as
             Exhibit 10.6 to the Company's 1999 Annual Report on Form
             10-K, as filed with the SEC on March 30, 2000, and incorporated herein by this reference).
        10.7 Shareholder's Agreement dated as of September 30, 1998
             (filed as Exhibit 10.7 to the Company's 1999 Annual Report on Form 10-K, as filed with the SEC on March 30, 2000, and included herein by this reference).
        10.8 Amended and Restated Management Services Agreement dated
             March 27, 2000.
        27.1 Financial Data Schedule

     b. Reports on Form 8-K

          No reports or Form 8-K were filed during the quarter ended April 2, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on May 16, 2000.

                                          True Temper Sports, Inc.

                                          By: /s/   SCOTT C. HENNESSY
                                            ------------------------------------
                                            Name:  Scott C. Hennessy
                                            Title:    President and Chief
                                                      Executive Officer

                                          By: /s/     FRED H. GEYER
                                            ------------------------------------
                                            Name:  Fred H. Geyer
                                            Title:    Vice President, Chief
                                                      Financial Officer, and
                                                      Treasurer