Form 10-Q
period 2000-07-02
TRUE TEMPER SPORTS INC
filed 2000-08-15
CIK 1078547

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000

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

     As of August 15, 2000 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TRUE TEMPER SPORTS, INC.

                                     INDEX

                                                                                   PAGE
                                                                                   ----
PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements
                   Condensed Statements of Operations for the three and six
                   month periods ended July 2, 2000 (Unaudited) and July 4,
                   1999 (Unaudited)............................................       1
                   Condensed Balance Sheets as of July 2, 2000 (Unaudited) and
                   December 31, 1999...........................................       2
                   Condensed Statements of Cash Flows for the six month periods ended July 2, 2000 (Unaudited) and July 4, 1999
                   (Unaudited).................................................       3
                   Notes to Condensed Financial Statements (Unaudited).........       4
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................       6
          Item 3.  Quantitative and Qualitative Disclosures About Market
                   Risk........................................................      11
PART II.  OTHER INFORMATION
          Item 1.  Legal Proceedings...........................................      12
          Item 2.  Changes in Securities and Use of Proceeds...................      12
          Item 3.  Defaults Upon Senior Securities.............................      12
          Item 4.  Submission of Matters to a Vote of Security Holders.........      12
          Item 5.  Other Information...........................................      12
          Item 6.  Exhibits and Reports on Form 8-K............................      12
Signatures.....................................................................      14

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                          FOR THE THREE           FOR THE SIX
                                                          MONTHS ENDED           MONTHS ENDED
                                                        -----------------      -----------------
                                                        JULY 2,   JULY 4,      JULY 2,   JULY 4,
                                                         2000      1999         2000      1999
                                                        -------   -------      -------   -------
Net sales.............................................  $34,141   $27,144      $62,752   $50,550
Cost of sales.........................................   19,769    16,694       37,422    30,923
                                                        -------   -------      -------   -------
     GROSS PROFIT.....................................   14,372    10,450       25,330    19,627
Selling, general and administrative expenses..........    4,911     4,151        8,850     8,120
Amortization of goodwill..............................      675       675        1,351     1,351
Restructuring costs...................................       --       245            7       378
                                                        -------   -------      -------   -------
     OPERATING INCOME.................................    8,786     5,379       15,122     9,778
Interest expense......................................    3,460     3,559        7,071     7,317
Other expenses (income), net..........................        7       (30)          17       (29)
                                                        -------   -------      -------   -------
     INCOME BEFORE INCOME TAXES.......................    5,319     1,850        8,034     2,490
Income taxes..........................................    2,287       971        3,587     1,482
                                                        -------   -------      -------   -------
     NET INCOME.......................................  $ 3,032   $   879      $ 4,447   $ 1,008
                                                        =======   =======      =======   =======

            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              (UNAUDITED)
                                                                JULY 2,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                           ASSETS
CURRENT ASSETS
  Cash......................................................   $  5,518        $  6,427
  Receivables, net..........................................     16,484          13,086
  Inventories...............................................     11,613          11,371
  Prepaid expenses and other current assets.................      1,499           1,313
                                                               --------        --------
     Total current assets...................................     35,114          32,197
Property, plant and equipment, net..........................     20,089          19,270
Goodwill, net...............................................     75,520          77,032
Deferred tax assets.........................................     50,106          53,626
Other assets................................................      4,800           4,828
                                                               --------        --------
     Total assets...........................................   $185,629        $186,953
                                                               ========        ========
             LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt.........................   $  1,650        $  3,800
  Accounts payable..........................................      6,735           5,280
  Accrued interest payable..................................      1,211           1,090
  Accrued expenses and other current liabilities............      7,816           6,107
                                                               --------        --------
     Total current liabilities..............................     17,412          16,277
Long-term debt less the current portion.....................    125,717         132,605
Other liabilities...........................................      2,172           2,190
                                                               --------        --------
     Total liabilities......................................    145,301         151,072
STOCKHOLDER'S EQUITY
  Common stock -- par value $0.01 per share; authorized
     1,000 shares; issued and outstanding 100 shares........         --              --
  Additional paid in capital................................     40,326          40,326
  Retained earnings (accumulated deficit)...................          2          (4,445)
                                                               --------        --------
     Total stockholder's equity.............................     40,328          35,881
                                                               --------        --------
     Total liabilities and stockholder's equity.............   $185,629        $186,953
                                                               ========        ========

            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 FOR THE SIX
                                                                 MONTHS ENDED
                                                              ------------------
                                                              JULY 2,    JULY 4,
                                                               2000       1999
                                                              -------    -------
OPERATING ACTIVITIES
  Net income................................................  $ 4,447    $ 1,008
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    3,091      3,032
     Amortization of deferred financing costs...............      310        292
     Loss (gain) on disposal of property, plant and
      equipment.............................................       58        (25)
     Deferred taxes.........................................    3,520      1,422
     Changes in operating assets and liabilities, net.......     (416)    (2,708)
                                                              -------    -------
       Net cash provided by operating activities............   11,010      3,021
INVESTING ACTIVITIES
  Purchase of property, plant and equipment.................   (2,630)      (681)
  Proceeds from sales of property, plant and equipment......       13         32
                                                              -------    -------
       Net cash used in investing activities................   (2,617)      (649)
FINANCING ACTIVITIES
  Principal payments on bank debt...........................   (9,038)      (388)
  Principal payments on capital leases......................      (28)       (62)
  Payment of debt issuance costs............................      (16)       (78)
  Other.....................................................     (220)      (294)
                                                              -------    -------
       Net cash used in financing activities................   (9,302)      (822)
Net (decrease) increase in cash.............................     (909)     1,550
Cash at beginning of period.................................    6,427      2,265
                                                              -------    -------
Cash at end of period.......................................  $ 5,518    $ 3,815
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

2) RECENT ACCOUNTING PRONOUNCEMENT

     In June 2000, FASB Statement 138, "Accounting for Derivative Instruments and Hedging Activity-Deferral of the Effective Date of FASB Statement 133", was issued. This Statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has only limited involvement with derivative financial instruments, and does not use them for trading purposes. This new accounting statement is not expected to have a material impact on the Company's financial statements.

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

     In the fourth quarter of 1998, as part of the restructuring program described above, the Company recorded restructuring charges primarily to cover costs associated with exiting the Olive Branch, Mississippi facility. These restructuring charges included an accrual for severance and related costs, in accordance with EITF 94-3, of $400, and asset write-downs of $950. Direct charges for severance and related payments, which totaled $400, were recorded during 1999 and 1998.

     In addition, the Company recorded restructuring expenses of $7 during the first quarter of 2000 related to costs incurred as a result of the transition of manufacturing operations from the Olive Branch facility to the El Cajon facility. No such restructuring expenses were incurred during the second quarter of 2000.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

4) INVENTORIES

                                                              JULY 2,    DECEMBER 31,
                                                               2000          1999
                                                              -------    ------------
Raw materials...............................................  $ 1,292      $ 1,345
Work in process.............................................    2,757        2,042
Finished goods..............................................    7,564        7,984
                                                              -------      -------
Total.......................................................  $11,613      $11,371
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

                                                      FOR THE THREE        FOR THE SIX
                                                      MONTHS ENDED        MONTHS ENDED
                                                    -----------------   -----------------
                                                    JULY 2,   JULY 4,   JULY 2,   JULY 4,
                                                     2000      1999      2000      1999
                                                    -------   -------   -------   -------
Net sales:
  Golf shafts.....................................  $33,114   $25,993   $60,599   $48,526
  Performance tubing..............................    1,027     1,151     2,153     2,024
                                                    -------   -------   -------   -------
     Total........................................  $34,141   $27,144   $62,752   $50,550
                                                    =======   =======   =======   =======
Gross profit:
  Golf shafts.....................................  $14,112   $10,195   $24,822   $19,163
  Performance tubing..............................      260       255       508       464
                                                    -------   -------   -------   -------
     Total........................................  $14,372   $10,450   $25,330   $19,627
                                                    =======   =======   =======   =======

     Following is a reconciliation of total reportable segment gross profit to total Company income before income taxes:

                                                      FOR THE THREE        FOR THE SIX
                                                      MONTHS ENDED        MONTHS ENDED
                                                    -----------------   -----------------
                                                    JULY 2,   JULY 4,   JULY 2,   JULY 4,
                                                     2000      1999      2000      1999
                                                    -------   -------   -------   -------
Total reportable segment gross profit.............  $14,372   $10,450   $25,330   $19,627
Less:
  SG&A expenses...................................    4,911     4,151     8,850     8,120
  Amortization of goodwill........................      675       675     1,351     1,351
  Restructuring costs.............................       --       245         7       378
  Interest expense................................    3,460     3,559     7,071     7,317
  Other expenses, net.............................        7       (30)       17       (29)
                                                    -------   -------   -------   -------
Total Company income before income taxes..........  $ 5,319   $ 1,850   $ 8,034   $ 2,490
                                                    =======   =======   =======   =======

6) RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the presentation of the July 2, 2000 financial statements included in this Form 10-Q. The reclassifications had no effect on net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the more detailed information in our 1999 Annual Financial Statements, including the notes thereto, appearing most recently in our 1999 Annual Report on Form 10-K, filed with the SEC on March 30, 2000.

COMPANY OVERVIEW

     True Temper Sports, Inc. or "True Temper", a wholly owned subsidiary of True Temper Corporation, is a leading designer, manufacturer and marketer of both steel and composite graphite golf club shafts for original equipment manufacturers and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance tubing products that offer high strength and tight tolerance tubular components to the bicycle, automotive and recreational sports markets. In calendar 1999, golf shaft sales represented 96% of total revenues, and performance tubing sales represented 4%. This sales split has remained relatively consistent during the first six months of 2000.

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

RESULTS OF OPERATIONS

     The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                                                FOR THE THREE           FOR THE SIX
                                                                MONTHS ENDED           MONTHS ENDED
                                                              -----------------      -----------------
                                                              JULY 2,   JULY 4,      JULY 2,   JULY 4,
                                                               2000      1999         2000      1999
                                                              -------   -------      -------   -------
Net sales...................................................   100.0%    100.0%       100.0%    100.0%
Cost of sales...............................................    57.9      61.5         59.6      61.2
Gross profit................................................    42.1      38.5         40.4      38.8
SG&A expenses...............................................    14.4      15.3         14.1      16.1
Amortization of goodwill....................................     2.0       2.5          2.2       2.7
Restructuring costs.........................................      --       0.9          0.0       0.7
     Operating income.......................................    25.7      19.8         24.1      19.3
Interest expenses...........................................    10.1      13.1         11.3      14.5
Other expenses, net.........................................     0.0      (0.1)         0.0      (0.1)
     Income before income taxes.............................    15.6       6.8         12.8       4.9
Income taxes................................................     6.7       3.6          5.7       2.9
     Net income.............................................     8.9%      3.2%         7.1%      2.0%

Other Information:
EBITDA......................................................    30.2%     25.4%        29.0%     25.3%
Adjusted EBITDA.............................................    30.6%     28.2%        29.4%     27.4%

     (See definitions of EBITDA and Adjusted EBITDA contained herein.)

  SECOND QUARTER ENDED JULY 2, 2000 COMPARED TO THE SECOND QUARTER ENDED JULY 4, 1999

     NET SALES for the second quarter of 2000 increased $7.0 million, or 25.8%, to $34.1 million from $27.1 million in the second quarter of 1999. Golf shaft sales increased $7.1 million, or 27.4%, to $33.1 million in the second quarter of 2000 from $26.0 million in the second quarter of 1999. We believe this increase in sales volume is driven by several factors, including an increase in consumer demand resulting from innovative new product introductions we made in late 1999; an estimated increase in market share; and a resurgence in the golf industry in general, which had begun showing signs of recovery during the second half of 1999.

     Performance tubing sales decreased to $1.0 million in the second quarter of 2000 from $1.2 million in the second quarter of 1999. We attribute this decrease, primarily, to a temporary delay in shipments to one customer who experienced internal production problems unrelated to our component part.

     Net sales to international customers increased $2.5 million, or 71.6%, to $6.0 million in the second quarter of 2000 from $3.5 million in the second quarter of 1999. This increase was driven primarily by sales growth in Asia and substantial gains in the UK/Europe, where it appears that the industry is strengthening and True Temper is gaining market share.

     GROSS PROFIT for the second quarter of 2000 increased $3.9 million, or 37.5%, to $14.4 million from $10.5 million in the second quarter of 1999. Gross profit as a percentage of net sales increased to 42.1% in the second quarter of 2000 from 38.5% in the second quarter of 1999. This increase in gross profit margin was driven by several factors, including cost reduction and productivity improvement programs at both our steel and graphite manufacturing plants, continued savings in labor and overhead from the consolidation of our graphite shaft manufacturing operations into our El Cajon facility, and the added fixed cost leverage provided by the increase in unit sales volume experienced during the first six months of 2000.

     In addition to the impact of the gross profit drivers discussed above, gross profit for the second quarter of 1999 was negatively impacted by the payment of a contract ratification bonus to the union members at our steel golf shaft plant in Mississippi. The ratification bonus was paid in conjunction with a four-year collective bargaining agreement that expires in June 2003. Excluding the impact of this ratification bonus, gross profit for the second quarter of 2000 would have increased $3.5 million, or 32.5%, to $14.4 million from $10.9 million in the second quarter of 1999. Gross profit as a percentage of net sales would have increased to 42.1% in the second quarter of 2000 from 40.0% in the second quarter of 1999.

     SELLING, GENERAL AND ADMINISTRATIVE expenses for the second quarter of 2000 increased $0.76 million, to $4.91 million from $4.15 million in the second quarter of 1999. A substantial portion of this increased SG&A expense related to, among other items, incremental marketing and promotion spending to support our sales and generate enthusiasm for our new products. Despite the increased spending, SG&A as a percentage of net sales decreased to 14.4% in the second quarter of 2000 from 15.3% in the second quarter of 1999, as we continued to leverage our overall cost base.

     OPERATING INCOME for the second quarter of 2000 increased $3.4 million, or 63.3%, to $8.8 million from $5.4 million in the second quarter of 1999. Operating income as a percentage of net sales increased to 25.7% in the second quarter of 2000 from 19.8% in the second quarter of 1999. In addition to the impact on operating income from the gross profit and SG&A items discussed above, the 1999 operating income was negatively impacted by restructuring costs of $0.2 million related to the consolidation of our composite manufacturing operations. Excluding the impact of these restructuring costs and the union contract ratification bonus described above, operating income would have increased by $2.8 million, or 45.9%, to $8.8 million in 2000 from $6.0 million in 1999, and operating income as a percentage of net sales would have increased to 25.7% from 22.2%.

     INTEREST EXPENSE for the second quarter of 2000 decreased to $3.5 million from $3.6 million in the second quarter of 1999. This decrease is the result of the continued reduction of our outstanding bank debt and the interest income earned on our higher average cash balances, offset in part by a slightly higher weighted average interest rate on our variable rate debt during the second quarter of 2000. As a result of the general rise in interest rates, the weighted average interest rate we pay on our variable rate debt has increased approximately 150 basis points from July 4, 1999 to July 2, 2000.

     INCOME TAXES for the second quarter of 2000 increased to $2.3 million from $1.0 million in the second quarter of 1999. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the pre-tax income added back for the non-deductible portion of goodwill amortization and the incremental tax rate for state and foreign income tax purposes.

     NET INCOME for the second quarter of 2000 increased by approximately $2.2 million to $3.0 million from $0.9 million in the second quarter of 1999. This increase is reflective of the profit impact from the items described above. Excluding the impact of the 1999 union contract ratification bonus and restructuring costs, net income would have increased by approximately $1.8 million to $3.0 million in 2000 from $1.3 million in 1999.

     EBITDA AND ADJUSTED EBITDA are measurements used by some to gauge our operating performance. EBITDA represents operating income plus depreciation and amortization of goodwill. Adjusted EBITDA represents EBITDA plus restructuring costs, management service fees and the union contract ratification bonus. EBITDA and Adjusted EBITDA for the second quarter of 2000 and 1999 are calculated as follows:

                                                              FOR THE THREE MONTH
                                                                  PERIOD ENDED
                                                              --------------------
                                                              JULY 2,     JULY 4,
                                                                2000        1999
                                                              --------    --------
Operating income............................................  $ 8,786     $ 5,379
Plus:
  Depreciation..............................................      866         839
  Amortization of goodwill..................................      675         675
                                                              -------     -------
EBITDA......................................................   10,327       6,893
Plus:
  Restructuring costs.......................................       --         245
  Management services fee...................................      125         125
  Union contract ratification bonus.........................       --         400
                                                              -------     -------
ADJUSTED EBITDA.............................................  $10,452     $ 7,663
                                                              =======     =======

     The increase in adjusted EBITDA of $2.8 million, or 36.4%, is reflective of the profit impact of the operating income items described above, as well as the impact of the items identified in the preceding table.

  SIX MONTH PERIOD ENDED JULY 2, 2000 COMPARED TO THE SIX MONTH PERIOD ENDED JULY 4, 1999

     NET SALES for the first six months of 2000 increased $12.2 million, or 24.1%, to $62.8 million from $50.6 million in the first six months of 1999. Golf shaft sales increased $12.1 million, or 24.9%, to $60.6 million in the first six months of 2000 from $48.5 million in the first six months of 1999. We believe this increase in sales volume is driven by several factors, including an increase in consumer demand resulting from innovative new product introductions we made in late 1999; an estimated increase in market share; and a resurgence in the golf industry in general, which had begun showing signs of recovery during the second half of 1999.

     Performance tubing sales increased approximately $0.1 million, or 6.4%, to $2.2 million in the first six months of 2000 from $2.0 million in the first six months of 1999. We attribute this increase, primarily, to the renewed focus we have placed on growing our performance tubing business segment, offset somewhat by a temporary delay in shipments to one customer who experienced internal production problems unrelated to our component part.

     Net sales to international customers increased approximately $3.7 million, or 53.0%, to $10.8 million in the first six months of 2000 from $7.0 million in the first six months of 1999. This increase was driven primarily by sales growth in Asia and substantial gains in the UK/Europe, where it appears that the industry is strengthening and True Temper is gaining market share.

     GROSS PROFIT for the first six months of 2000 increased $5.7 million, or 29.1%, to $25.3 million from $19.6 million in the first six months of 1999. Gross profit as a percentage of net sales increased to 40.4% in the first six months of 2000 from 38.8% in the first six months of 1999. This increase in gross profit margin was driven by several factors, including cost reduction and productivity improvement programs at both our steel and graphite manufacturing plants, continued savings in labor and overhead from the consolidation of our graphite shaft manufacturing operations into our El Cajon facility, and the added fixed cost leverage provided by the increase in unit sales volume experienced during the first six months of 2000.

     In addition to the impact of the gross profit drivers discussed above, gross profit for the first six months of 1999 was negatively impacted by the payment of a contract ratification bonus to the union members at our steel golf shaft plant in Mississippi. The ratification bonus was paid in conjunction with a four-year collective bargaining agreement that expires in June 2003. Excluding the impact of this ratification bonus, gross profit for the first six months of 2000 would have increased $5.3 million, or 26.5%, to $25.3 million from $20.0 million in the first six months of 1999. Gross profit as a percentage of net sales would have increased to 40.4% in the first six months of 2000 from 39.6% in the first six months of 1999.

     SELLING, GENERAL AND ADMINISTRATIVE expenses for the first six months of 2000 increased $0.73 million, to $8.85 million from $8.12 million in the first six months of 1999. A substantial portion of this increased SG&A expense related to, among other items, incremental marketing and promotion spending to support our sales and generate enthusiasm for our new products. Despite the increased spending, SG&A as a percentage of net sales decreased to 14.1% in the first six months of 2000 from 16.1% in the first six months of 1999, as we continued to leverage our overall cost base.

     OPERATING INCOME for the first six months of 2000 increased $5.3 million, or 54.7%, to $15.1 million from $9.8 million in the first six months of 1999. Operating income as a percentage of net sales increased to 24.1% in the first six months of 2000 from 19.3% in the first six months of 1999. In addition to the impact on operating income from the gross profit and SG&A items discussed above, the 1999 operating income was negatively impacted by restructuring costs of $0.4 million related to the consolidation of our composite manufacturing operations. Excluding the impact of these restructuring costs and the union contract ratification bonus described above, operating income would have increased by approximately $4.6 million, or 43.3%, to $15.1 million in 2000 from $10.6 million in 1999, and operating income as a percentage of net sales would have increased to 24.1% from 20.9%.

     INTEREST EXPENSE for the first six months of 2000 decreased to $7.1 million from $7.3 million in the first six months of 1999. This decrease is the result of the continued reduction of our outstanding bank debt and the interest income earned on our higher average cash balances, offset in part by a slightly higher weighted average interest rate on our variable rate debt during the first six months of 2000. As a result of the general rise in interest rates, the weighted average interest rate we pay on our variable rate debt has increased approximately 150 basis points from July 4, 1999 to July 2, 2000.

     INCOME TAXES for the first six months of 2000 increased to $3.6 million from $1.5 million in the first six months of 1999. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the pre-tax income added back for the non-deductible portion of goodwill amortization and the incremental tax rate for state and foreign income tax purposes.

     NET INCOME for the first six months of 2000 increased $3.4 million to $4.4 million from $1.0 million in the first six months of 1999. This increase is reflective of the profit impact from the items described above. Excluding the impact of the 1999 union contract ratification bonus and restructuring costs, net income would have increased by approximately $3.0 million to $4.4 million in 2000 from $1.5 million in 1999.

     EBITDA AND ADJUSTED EBITDA are measurements used by some to gauge our operating performance. EBITDA represents operating income plus depreciation and amortization of goodwill. Adjusted EBITDA represents EBITDA plus restructuring costs, management service fees and the union contract ratification bonus. EBITDA and Adjusted EBITDA for the first six months of 2000 and 1999 are calculated as follows:

                                                              FOR THE SIX MONTH
                                                                 PERIOD ENDED
                                                              ------------------
                                                              JULY 2,    JULY 4,
                                                               2000       1999
                                                              -------    -------
Operating income............................................  $15,122    $ 9,778
Plus:
  Depreciation..............................................    1,740      1,681
  Amortization of goodwill..................................    1,351      1,351
                                                              -------    -------
EBITDA......................................................   18,213     12,810
Plus:
  Restructuring costs.......................................        7        378
  Management services fee...................................      250        250
  Union contract ratification bonus.........................       --        400
                                                              -------    -------
ADJUSTED EBITDA.............................................  $18,470    $13,838
                                                              =======    =======

     The increase in adjusted EBITDA of $4.6 million, or 33.5%, is reflective of the profit impact of the operating income items described above, as well as the impact of the items identified in the preceding table.

LIQUIDITY AND CAPITAL RESOURCES

  GENERAL

     As part of the leveraged recapitalization and the acquisition of Grafalloy, we established a Senior Credit Facility (the "Credit Facility"), which includes a $20.0 million non-amortizing revolving credit facility, none of which was drawn at the closing of the recapitalization, a $10.0 million term A loan due 2004, and a $27.5 million term B loan due 2005. Amounts under the revolving credit facility are available on a revolving basis during a period that commenced at the closing of the leveraged recapitalization, September 30, 1998, and ending on the sixth anniversary of the closing.

     In addition, as part of the leveraged recapitalization, we issued $100.0 million in 10 7/8% Senior Subordinated Notes Due 2008 (the "Notes"). The Notes require cash interest payments each June 1 and December 1, beginning June 1, 1999. The Notes are redeemable by the Company, under certain circumstances and at certain redemption prices, beginning December 1, 2001.

     Both the Credit Facility and the Notes contain customary covenants and events of default, including substantial restrictions and provisions which, among other things, limit our ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The Credit Facility also requires us to maintain certain specified financial ratios and tests including minimum EBITDA levels, minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. At July 2, 2000 we were in compliance with all of the covenants in both the Credit Facility and the Notes. Furthermore, the Credit Facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of our excess cash flow.

  SIX MONTH PERIOD ENDED JULY 2, 2000 COMPARED TO THE SIX MONTH PERIOD ENDED JULY 4, 1999

     In the first six months of 2000 cash provided by operating activities increased by $8.0 million to $11.0 million from $3.0 million in 1999. This increase was driven by an increase in earnings from operations as well as a decrease in cash required for working capital needs.

     We used $2.6 million of cash to invest in property, plant and equipment in the first six months of 2000, compared to the $0.7 million we spent in 1999. Most of the increase in capital spending between years is related to the purchase of machinery and equipment from one of our former competitors in the golf shaft industry who was recently placed into receivership.

     We also repaid $9.0 million of the principal on our Credit Facility during the first six months of 2000, compared to the $0.4 million that we repaid during the first six months of 1999. This year's payments included a $2.4 million mandatory prepayment of principal made on January 31, 2000, as required by the terms of our Credit Facility. The mandatory prepayment is based upon the excess cash flow generated in calendar 1999, as defined in the credit agreement. In addition to this mandatory prepayment we also made voluntary prepayments of $4.0 million in April and $2.0 million in June.

     Currently, we intend to use existing cash and cash provided from future operations, if any, to repay our Credit Facility or other long term debt (as allowed within the covenants of our Credit Facility and our Notes) and/or to make additional investments in the business to generate growth or profit improvements. Consistent with this cash plan, along with the $8.4 million prepayments described above, we made an additional voluntary principal prepayment of $4.2 million on our Credit Facility in July 2000.

     In addition to the debt service obligations for principal and interest payments created by the Credit Facility and the Notes described above, our liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. We intend to fund our current and long term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of July 2, 2000 we have the full amount of the $20.0 million revolving credit facility available for future cash requirements.

     Any future significant acquisitions, joint ventures or similar transactions will likely require capital expenditures in excess of cash provided by operations, and potentially in excess of cash available under the revolving credit facility. There can be no assurance that any capital will be available to us on terms acceptable to us, or at all.

MANAGEMENT INFORMATION SYSTEMS AND THE IMPACT OF YEAR 2000

     During 1999 we completed all phases of an action plan designed to minimize the impact of the year 2000 ("Y2K") issue. As of August 15, 2000 we have experienced no internal or external business disruptions associated with the Y2K issue. There can be, however, no assurance that future unforeseen Y2K problems will not cause disruptions to our internal business systems, or those of our trading partners. In the event that these disruptions are significant, they could have a material adverse effect on the results of our operations.

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

     This information has been omitted from this report as there have been no material changes to our market risks as of July 2, 2000.

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

     -- Not applicable --

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     -- None --

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended July 2, 2000.

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

        10.2 Amendment to Management Services Agreement dated November
             23, 1998 (filed as Exhibit 10.2 to Form S-4, and incorporated herein by this reference.)
        10.3 Credit Agreement dated as of September 30, 1998 among the
             Company, various financial institutions, DLJ Capital
             Funding, Inc. and The First National Bank of Chicago (filed as Exhibit 10.3 to Form S-4, and incorporated herein by this reference).
        10.4 Securities Purchase Agreement dated as of September 30, 1998 among TTC and the Purchase Party thereto (filed as Exhibit
             10.4 to Form S-4, and incorporated herein by this reference).
        10.5 Amendment No. 1 to Credit Agreement dated June 11, 1999
             (filed as Exhibit 10.5 to the Company's 1999 Annual Report on Form 10-K, as filed with the SEC on March 30, 2000, and incorporated herein by this reference).
        10.6 True Temper Corporation 1998 Stock Option Plan (filed as
             Exhibit 10.6 to the Company's 1999 Annual Report on Form
             10-K, as filed with the SEC on March 30, 2000, and incorporated herein by this reference).
        10.7 Shareholder's Agreement dated as of September 30, 1998
             (filed as Exhibit 10.7 to the Company's 1999 Annual Report on Form 10-K, as filed with the SEC on March 30, 2000, and included herein by this reference).
        10.8 Amended and Restated Management Services Agreement dated
             March 27, 2000 (filed as Exhibit 10.8 to the Company's
             Quarterly Report on Form 10-Q for the quarterly period ended
             April 2, 2000, as filed with the SEC on May 16, 2000, and included herein by this reference).
        27.1 Financial Data Schedule

     b. Reports on Form 8-K

          No reports or Form 8-K were filed during the quarter ended July 2, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on August 15, 2000.

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