Form 10-Q
period 2000-10-01
TRUE TEMPER SPORTS INC
filed 2000-11-13
CIK 1078547

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000

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

     As of November 13, 2000 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TRUE TEMPER SPORTS, INC.

                                     INDEX

                                                                                   PAGE
                                                                                   ----
PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements
                   Condensed Statements of Operations for the three and nine
                   month periods ended October 1, 2000 (Unaudited) and October
                   3, 1999 (Unaudited).........................................       1
                   Condensed Balance Sheets as of October 1, 2000 (Unaudited)
                   and
                   December 31, 1999...........................................       2
                   Condensed Statements of Cash Flows for the nine month
                   periods ended October 1, 2000 (Unaudited) and October 3,
                   1999 (Unaudited)............................................       3
                   Notes to Condensed Financial Statements (Unaudited).........       4
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................       6
          Item 3.  Quantitative and Qualitative Disclosures About Market
                   Risk........................................................      11
PART II.  OTHER INFORMATION
          Item 1.  Legal Proceedings...........................................      12
          Item 2.  Changes in Securities and Use of Proceeds...................      12
          Item 3.  Defaults Upon Senior Securities.............................      12
          Item 4.  Submission of Matters to a Vote of Security Holders.........      12
          Item 5.  Other Information...........................................      12
          Item 6.  Exhibits and Reports on Form 8-K............................      12
Signatures.....................................................................      14

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                            FOR THE THREE                FOR THE NINE
                                                            MONTHS ENDED                 MONTHS ENDED
                                                       -----------------------      -----------------------
                                                       OCTOBER 1,   OCTOBER 3,      OCTOBER 1,   OCTOBER 3,
                                                          2000         1999            2000         1999
                                                       ----------   ----------      ----------   ----------
Net sales............................................   $24,829      $20,506         $87,581      $71,056
Cost of sales........................................    14,424       12,196          51,846       43,119
                                                        -------      -------         -------      -------
     GROSS PROFIT....................................    10,405        8,310          35,735       27,937
Selling, general and administrative expenses.........     4,166        3,665          13,016       11,785
Amortization of goodwill.............................       675          675           2,026        2,026
Restructuring costs..................................        --          222               7          600
                                                        -------      -------         -------      -------
     OPERATING INCOME................................     5,564        3,748          20,686       13,526
Interest expense.....................................     3,358        3,554          10,429       10,871
Other expenses (income), net.........................         1           18              18          (11)
                                                        -------      -------         -------      -------
     INCOME BEFORE INCOME TAXES......................     2,205          176          10,239        2,666
Income taxes.........................................     1,113          328           4,700        1,810
                                                        -------      -------         -------      -------
     NET INCOME (LOSS)...............................   $ 1,092      $  (152)        $ 5,539      $   856
                                                        =======      =======         =======      =======

            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              OCTOBER 1,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS
  Cash......................................................   $  5,778        $  6,427
  Receivables, net..........................................     12,480          13,086
  Inventories...............................................     13,398          11,371
  Prepaid expenses and other current assets.................      1,364           1,313
                                                               --------        --------
     Total current assets...................................     33,020          32,197
Property, plant and equipment, net..........................     19,563          19,270
Goodwill, net...............................................     74,845          77,032
Deferred tax assets.........................................     49,026          53,626
Other assets................................................      4,309           4,828
                                                               --------        --------
     Total assets...........................................   $180,763        $186,953
                                                               ========        ========
             LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt.........................   $  1,775        $  3,800
  Accounts payable..........................................      5,141           5,280
  Accrued interest payable..................................      3,777           1,090
  Accrued expenses and other current liabilities............      7,690           6,107
                                                               --------        --------
     Total current liabilities..............................     18,383          16,277
Long-term debt less the current portion.....................    119,073         132,605
Other liabilities...........................................      2,170           2,190
                                                               --------        --------
     Total liabilities......................................    139,626         151,072
STOCKHOLDER'S EQUITY
  Common stock -- par value $0.01 per share; authorized
     1,000 shares; issued and outstanding 100 shares........         --              --
  Additional paid in capital................................     40,326          40,326
  Retained earnings (accumulated deficit)...................        811          (4,445)
                                                               --------        --------
     Total stockholder's equity.............................     41,137          35,881
                                                               --------        --------
     Total liabilities and stockholder's equity.............   $180,763        $186,953
                                                               ========        ========

            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                    FOR THE NINE
                                                                    MONTHS ENDED
                                                              ------------------------
                                                              OCTOBER 1,    OCTOBER 3,
                                                                 2000          1999
                                                              ----------    ----------
OPERATING ACTIVITIES
  Net income................................................   $  5,539      $   856
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      4,610        4,546
     Amortization of deferred financing costs...............        469          441
     Loss (gain) on disposal of property, plant and
      equipment.............................................         58           (9)
     Deferred taxes.........................................      4,600        1,721
     Other noncash activities...............................         75           --
     Changes in operating assets and liabilities, net.......      2,786          768
                                                               --------      -------
       Net cash provided by operating activities............     18,137        8,323
INVESTING ACTIVITIES
  Purchase of property, plant and equipment.................     (2,948)      (1,392)
  Proceeds from sales of property, plant and equipment......         13           48
                                                               --------      -------
       Net cash used in investing activities................     (2,935)      (1,344)
FINANCING ACTIVITIES
  Principal payments on bank debt...........................    (15,557)        (582)
  Principal payments on capital leases......................        (47)         (93)
  Payment of debt issuance costs............................         --         (195)
  Dividends paid............................................       (283)          --
  Other.....................................................         36         (331)
                                                               --------      -------
       Net cash used in financing activities................     15,887       (1,201)
Net (decrease) increase in cash.............................       (649)       5,778
Cash at beginning of period.................................      6,427        2,265
                                                               --------      -------
Cash at end of period.......................................   $  5,778      $ 8,043
                                                               ========      =======

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

     In December 1999 the Securities & Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues. The Company has recently completed an evaluation of its internal revenue recognition policies and procedures, and found them to be consistent with the views of the staff as outlined in SAB 101.

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

     In addition, the Company recorded restructuring expenses of $7 during the first quarter of 2000 related to costs incurred as a result of the transition of manufacturing operations from the Olive Branch facility to the El Cajon facility. No such restructuring expenses were incurred during the second or third quarters of 2000.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

4) INVENTORIES

                                                              OCTOBER 1,    DECEMBER 31,
                                                                 2000           1999
                                                              ----------    ------------
Raw materials...............................................   $ 1,456        $ 1,345
Work in process.............................................     2,584          2,042
Finished goods..............................................     9,358          7,984
                                                               -------        -------
Total.......................................................   $13,398        $11,371
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

                                                      FOR THE THREE             FOR THE NINE
                                                      MONTHS ENDED              MONTHS ENDED
                                                 -----------------------   -----------------------
                                                 OCTOBER 1,   OCTOBER 3,   OCTOBER 1,   OCTOBER 3,
                                                    2000         1999         2000         1999
                                                 ----------   ----------   ----------   ----------
Net sales:
  Golf shafts..................................   $23,883      $19,433      $84,482      $67,959
  Performance tubing...........................       946        1,073        3,099        3,097
                                                  -------      -------      -------      -------
     Total.....................................   $24,829      $20,506      $87,581      $71,056
                                                  =======      =======      =======      =======
Gross profit:
  Golf shafts..................................   $10,100      $ 8,065      $34,922      $27,228
  Performance tubing...........................       305          245          813          709
                                                  -------      -------      -------      -------
     Total.....................................   $10,405      $ 8,310      $35,735      $27,937
                                                  =======      =======      =======      =======

     Following is a reconciliation of total reportable segment gross profit to total Company income before income taxes:

                                                      FOR THE THREE             FOR THE NINE
                                                      MONTHS ENDED              MONTHS ENDED
                                                 -----------------------   -----------------------
                                                 OCTOBER 1,   OCTOBER 3,   OCTOBER 1,   OCTOBER 3,
                                                    2000         1999         2000         1999
                                                 ----------   ----------   ----------   ----------
Total reportable segment gross profit..........   $10,405       $8,310      $35,735      $27,937
Less:
  SG&A expenses................................     4,166        3,665       13,016       11,785
  Amortization of goodwill.....................       675          675        2,026        2,026
  Restructuring costs..........................        --          222            7          600
  Interest expense.............................     3,358        3,554       10,429       10,871
  Other expenses, net..........................         1           18           18          (11)
                                                  -------       ------      -------      -------
Total Company income before income taxes.......   $ 2,205       $  176      $10,239      $ 2,666
                                                  =======       ======      =======      =======

6) RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the presentation of the October 1, 2000 financial statements included in this Form 10-Q. The reclassifications had no effect on net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the more detailed information in our 1999 Annual Financial Statements, including the notes thereto, appearing most recently in our 1999 Annual Report on Form 10-K, filed with the SEC on March 30, 2000.

COMPANY OVERVIEW

     True Temper Sports, Inc. or "True Temper", a wholly owned subsidiary of True Temper Corporation, is a leading designer, manufacturer and marketer of both steel and composite graphite golf club shafts for original equipment manufacturers and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance tubing products that offer high strength and tight tolerance tubular components to the bicycle, automotive and recreational sports markets. In calendar 1999, golf shaft sales represented 96% of total revenues, and performance tubing sales represented 4%. This sales split has remained relatively consistent during the first nine months of 2000.

     On September 30, 1998 True Temper Corporation was recapitalized in a transaction that was accounted for as a leveraged recapitalization. Prior to that date, True Temper operated as a wholly owned subsidiary of the Black & Decker Corporation. For a more detailed discussion of the accounting treatment for this transaction, see Note 3 to our 1999 Annual Financial Statements, included in our 1999 Annual Report on Form 10-K, filed with the SEC on March 30, 2000.

RESULTS OF OPERATIONS

     The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                                          FOR THE THREE                FOR THE NINE
                                                          MONTHS ENDED                 MONTHS ENDED
                                                     -----------------------      -----------------------
                                                     OCTOBER 1,   OCTOBER 3,      OCTOBER 1,   OCTOBER 3,
                                                        2000         1999            2000         1999
                                                     ----------   ----------      ----------   ----------
Net sales..........................................    100.0%       100.0%          100.0%       100.0%
Cost of sales......................................     58.1         59.5            59.2         60.7
Gross profit.......................................     41.9         40.5            40.8         39.3
SG&A expenses......................................     16.8         17.9            14.9         16.6
Amortization of goodwill...........................      2.7          3.3             2.3          2.9
Restructuring costs................................       --          1.1             0.0          0.8
     Operating income..............................     22.4         18.3            23.6         19.0
Interest expenses..................................     13.5         17.3            11.9         15.3
Other expenses, net................................      0.0          0.1             0.0         (0.0)
     Income before income taxes....................      8.9          0.9            11.7          3.8
Income taxes.......................................      4.5          1.6             5.4          2.5
     Net income....................................      4.4%        (0.7)%           6.3%         1.2%

Other Information:
EBITDA.............................................     28.5%        25.7%           28.9%        25.4%
Adjusted EBITDA....................................     29.0%        27.4%           29.3%        27.4%

     (See definitions of EBITDA and Adjusted EBITDA contained herein.)

  THIRD QUARTER ENDED OCTOBER 1, 2000 COMPARED TO THE THIRD QUARTER ENDED OCTOBER 3, 1999

     NET SALES for the third quarter of 2000 increased $4.3 million, or 21.1%, to $24.8 million from $20.5 million in the third quarter of 1999. Golf shaft sales increased $4.5 million, or 22.9%, to $23.9 million in the third quarter of 2000 from $19.4 million in the third quarter of 1999. We believe this increase is driven by several factors, including an increase in consumer demand resulting from innovative new product introductions we made in late 1999; an estimated increase in market share; and a resurgence in the golf industry in general, which had begun showing signs of recovery during the second half of 1999.

     Performance tubing sales were down slightly during the third quarter of 2000, as compared to the third quarter of 1999. The Company currently expects improved performance in this segment over the coming months based upon positive incoming order trends.

     Net sales to international customers increased approximately $1.2 million, or 34.7%, to $4.9 million in the third quarter of 2000 from $3.6 million in the third quarter of 1999. This increase was driven primarily by sales growth in Asia and substantial gains in the UK/Europe, where it appears that the industry is strengthening and True Temper is gaining market share.

     GROSS PROFIT for the third quarter of 2000 increased $2.1 million, or 25.2%, to $10.4 million from $8.3 million in the third quarter of 1999. Gross profit as a percentage of net sales increased to 41.9% in the third quarter of 2000 from 40.5% in the third quarter of 1999. This increase in gross profit margin was driven by several factors, including cost reduction and productivity improvement programs at both our steel and graphite manufacturing plants and the added fixed cost leverage provided by the increase in unit sales volume between the two periods.

     SELLING, GENERAL AND ADMINISTRATIVE expenses for the third quarter of 2000 increased approximately $0.5 million, to $4.2 million from $3.7 million in the third quarter of 1999. We continue to leverage our overall SG&A cost base, and as a result, SG&A as a percentage of net sales has declined to 16.8% in the third quarter of 2000 from 17.9% in the third quarter of 1999. A substantial portion of the increased SG&A expense related to an increase in our provision for uncollectable accounts receivable, that was driven by the recent bankruptcy filings of two on-line (dot.com) golf equipment distribution customers.

     OPERATING INCOME for the third quarter of 2000 increased approximately $1.8 million, or 48.5%, to $5.6 million from $3.7 million in the third quarter of 1999. Operating income as a percentage of net sales increased to 22.4% in the third quarter of 2000 from 18.3% in the third quarter of 1999. In addition to the impact on operating income from the gross profit and SG&A items discussed above, the 1999 operating income was negatively impacted by restructuring costs of $0.2 million related to the consolidation of our composite manufacturing operations. Excluding the impact of these restructuring costs operating income would have increased by $1.6 million, or 40.2%, to $5.6 million in 2000 from $4.0 million in 1999, and operating income as a percentage of net sales would have increased to 22.4% from 19.4%.

     INTEREST EXPENSE for the third quarter of 2000 decreased to $3.4 million from $3.6 million in the third quarter of 1999. This decrease is the result of the continued reduction of our outstanding bank debt offset in part by the higher weighted average interest rate on our variable rate debt during the third quarter of 2000, which was caused by a general rise in interest rates in the U.S. economy.

     INCOME TAXES for the third quarter of 2000 increased to $1.1 million from $0.3 million in the third quarter of 1999. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the pre-tax income added back for the non-deductible portion of goodwill amortization and the incremental tax rate for state and foreign income tax purposes.

     NET INCOME for the third quarter of 2000 increased by approximately $1.2 million to net income of $1.1 million in the third quarter of 2000 from a net loss of ($0.2) million in the third quarter of 1999. This increase is reflective of the profit impact from the items described above. Excluding the impact of the 1999 restructuring costs, net income would have increased to $1.1 million in 2000 from $0.0 million in 1999.

     EBITDA AND ADJUSTED EBITDA are measurements used by some to gauge our operating performance. EBITDA represents operating income plus depreciation and amortization of goodwill. Adjusted EBITDA represents EBITDA plus restructuring costs and management service fees. EBITDA and Adjusted EBITDA for the third quarter of 2000 and 1999 are calculated as follows:

                                                                FOR THE THREE MONTH
                                                                    PERIOD ENDED
                                                              ------------------------
                                                              OCTOBER 1,    OCTOBER 3,
                                                                 2000          1999
                                                              ----------    ----------
Operating income............................................    $5,564        $3,748
Plus:
  Depreciation..............................................       844           839
  Amortization of goodwill..................................       675           675
                                                                ------        ------
EBITDA......................................................     7,083         5,262
Plus:
  Restructuring costs.......................................        --           222
  Management services fee...................................       125           125
                                                                ------        ------
ADJUSTED EBITDA.............................................    $7,208        $5,609
                                                                ======        ======

     The increase in adjusted EBITDA of $1.6 million, or 28.5%, is reflective of the profit impact of the operating income items described above, as well as the impact of the items identified in the preceding table.

  NINE MONTH PERIOD ENDED OCTOBER 1, 2000 COMPARED TO THE NINE MONTH PERIOD ENDED OCTOBER 3, 1999

     NET SALES for the first nine months of 2000 increased $16.5 million, or 23.3%, to $87.6 million from $71.1 million in the first nine months of 1999. Golf shaft sales increased $16.5 million, or 24.3%, to $84.5 million in the first nine months of 2000 from $68.0 million in the first nine months of 1999. We believe this increase is driven by several factors, including an increase in consumer demand resulting from innovative new product introductions we made in late 1999; an estimated increase in market share; and a resurgence in the golf industry in general, which had begun showing signs of recovery during the second half of 1999.

     Performance tubing sales were relatively unchanged during the first nine months of 2000, at $3.1 million, when compared to the first nine months of 1999.

     Net sales to international customers increased approximately $5.0 million, or 46.7%, to $15.6 million in the first nine months of 2000 from $10.6 million in the first nine months of 1999. This increase was driven primarily by sales growth in Asia and substantial gains in the UK/Europe, where it appears that the industry is strengthening and True Temper is gaining market share.

     GROSS PROFIT for the first nine months of 2000 increased $7.8 million, or 27.9%, to $35.7 million from $27.9 million in the first nine months of 1999. Gross profit as a percentage of net sales increased to 40.8% in the first nine months of 2000 from 39.3% in the first nine months of 1999. This increase in gross profit margin was driven by several factors, including cost reduction and productivity improvement programs at both our steel and graphite manufacturing plants, continued savings in labor and overhead from the consolidation of our graphite shaft manufacturing operations into our El Cajon facility, and the added fixed cost leverage provided by the increase in unit sales volume experienced during the first nine months of 2000.

     In addition to the impact of the gross profit drivers discussed above, gross profit for the first nine months of 1999 was negatively impacted by the payment of a contract ratification bonus to the union members at our steel golf shaft plant in Mississippi. The ratification bonus was paid in conjunction with a four-year collective bargaining agreement that expires in June 2003. Excluding the impact of this ratification bonus, gross profit for the first nine months of 2000 would have increased $7.4 million, or 26.1%, to $35.7 million from $28.3 million in the first nine months of 1999. Gross profit as a percentage of net sales would have increased to 40.8% in the first nine months of 2000 from 40.0% in the first nine months of 1999.

     SELLING, GENERAL AND ADMINISTRATIVE expenses for the first nine months of 2000 increased approximately $1.2 million, to $13.0 million from $11.8 million in the first nine months of 1999. We continue to leverage our overall SG&A cost base, and as a result, SG&A as a percentage of net sales has declined to 14.9% in the first nine months of 2000 from 16.6% in the first nine months of 1999. Most of the increase in SG&A expense relates to a growth in management programs and an increase in our provision for uncollectable accounts receivable. This increase in our allowance for potentially uncollectable accounts receivable was driven by the recent bankruptcy filings of two on-line (dot.com) golf equipment distribution customers.

     OPERATING INCOME for the first nine months of 2000 increased approximately $7.2 million, or 52.9%, to $20.7 million from $13.6 million in the first nine months of 1999. Operating income as a percentage of net sales increased to 23.6% in the first nine months of 2000 from 19.0% in the first nine months of 1999. In addition to the impact on operating income from the gross profit and SG&A items discussed above, the 1999 operating income was negatively impacted by restructuring costs of $0.6 million related to the consolidation of our composite manufacturing operations. Excluding the impact of these restructuring costs and the union contract ratification bonus described above, operating income would have increased by $6.2 million, or 42.4%, to $20.7 million in 2000 from $14.5 million in 1999, and operating income as a percentage of net sales would have increased to 23.6% from 20.4%.

     INTEREST EXPENSE for the first nine months of 2000 decreased to $10.4 million from $10.9 million in the first nine months of 1999. This decrease is the result of the continued reduction of our outstanding bank debt, offset in part by the higher weighted average interest rate on our variable rate debt during the first nine months of 2000, which was caused by a general rise in interest rates in the U.S. economy.

     INCOME TAXES for the first nine months of 2000 increased to $4.7 million from $1.8 million in the first nine months of 1999. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the pre-tax income added back for the non-deductible portion of goodwill amortization and the incremental tax rate for state and foreign income tax purposes.

     NET INCOME for the first nine months of 2000 increased approximately $4.7 million to $5.5 million from $.9 million in the first nine months of 1999. This increase is reflective of the profit impact from the items described above. Excluding the impact of the 1999 union contract ratification bonus and restructuring costs, net income would have increased by approximately $4.1 million to $5.5 million in 2000 from $1.5 million in 1999.

     EBITDA AND ADJUSTED EBITDA are measurements used by some to gauge our operating performance. EBITDA represents operating income plus depreciation and amortization of goodwill. Adjusted EBITDA represents EBITDA plus restructuring costs, management service fees and the union contract ratification bonus. EBITDA and Adjusted EBITDA for the first nine months of 2000 and 1999 are calculated as follows:

                                                                 FOR THE NINE MONTH
                                                                    PERIOD ENDED
                                                              ------------------------
                                                              OCTOBER 1,    OCTOBER 3,
                                                                 2000          1999
                                                              ----------    ----------
Operating income............................................   $20,686       $13,526
Plus:
  Depreciation..............................................     2,584         2,520
  Amortization of goodwill..................................     2,026         2,026
                                                               -------       -------
EBITDA......................................................    25,296        18,072
Plus:
  Restructuring costs.......................................         7           600
  Management services fee...................................       375           375
  Union Contract Ratification Bonus.........................        --           400
                                                               -------       -------
ADJUSTED EBITDA.............................................   $25,678       $19,447
                                                               =======       =======

     The increase in adjusted EBITDA of $6.2 million, or 32.0%, is reflective of the profit impact of the operating income items described above, as well as the impact of the items identified in the preceding table.

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

     Both the Credit Facility and the Notes contain customary covenants and events of default, including substantial restrictions and provisions which, among other things, limit our ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The Credit Facility also requires us to maintain certain specified financial ratios and tests including minimum EBITDA levels, minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. At October 1, 2000 we were in compliance with all of the covenants in both the Credit Facility and the Notes. Furthermore, the Credit Facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of our excess cash flow.

  NINE MONTH PERIOD ENDED OCTOBER 1, 2000 COMPARED TO THE NINE MONTH PERIOD ENDED OCTOBER 3, 1999

     In the first nine months of 2000 cash provided by operating activities increased by approximately $9.8 million to $18.2 million from $8.3 million in 1999. This increase was driven by an increase in earnings from operations as well as a decrease in cash required for working capital needs.

     We used $2.9 million of cash to invest in property, plant and equipment in the first nine months of 2000, compared to the $1.4 million we spent in 1999. Most of the increase in capital spending between years is related to the purchase of machinery and equipment from one of our former competitors in the golf shaft industry who was placed into receivership in early 2000.

     We also repaid $15.6 million of the principal on our Credit Facility during the first nine months of 2000, compared to the $0.6 million that we repaid during the first nine months of 1999. This year's payments included a $2.4 million mandatory prepayment of principal made on January 31, 2000, as required by the terms of our Credit Facility. The mandatory prepayment is based upon the excess cash flow generated in calendar 1999, as defined in the credit agreement. In addition to this mandatory prepayment we also made voluntary prepayments of $4.0 million in April, $2.0 million in June, $4.2 million in July and $2.0 million in September.

     Currently, we intend to use existing cash and cash provided from future operations, if any, to repay our Credit Facility or other long term debt (as allowed within the covenants of our Credit Facility and our Notes) and/or to make additional investments in the business to generate growth or profit improvements. Consistent with this cash plan, along with the $14.6 million prepayments described above, we made an additional voluntary principal prepayment of $2.0 million on our Credit Facility in October 2000.

     In addition to the debt service obligations for principal and interest payments created by the Credit Facility and the Notes described above, our liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. We intend to fund our current and long term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of October 1, 2000 we have the full amount of the $20.0 million revolving credit facility available for future cash requirements.

     Depending on the size, any future acquisitions, joint ventures, capital expenditures or similar transactions may require significant capital resources in excess of cash provided by operations, and potentially in excess of cash available under the revolving credit facility. There can be no assurance that the Company will be able to obtain the necessary capital under acceptable terms, from creditors or other sources, that will be sufficient to execute any such business investment or capital expenditure.

MANAGEMENT INFORMATION SYSTEMS AND THE IMPACT OF YEAR 2000

     During 1999 we completed all phases of an action plan designed to minimize the impact of the year 2000 ("Y2K") issue. As of November 10, 2000 we have experienced no internal or external business disruptions associated with the Y2K issue. There can be, however, no assurance that future unforeseen Y2K problems will not cause disruptions to our internal business systems, or those of our trading partners. In the event that these disruptions are significant, they could have a material adverse effect on the results of our operations.

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

     This information has been omitted from this report as there have been no material changes to our market risks as of October 1, 2000.

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

     -- Not applicable --

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     -- None --

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended October 1, 2000.

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

     b. Reports on Form 8-K

          No reports or Form 8-K were filed during the quarter ended October 1, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on November 13, 2000.

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