Form 10-K405
period 2000-12-31
TRUE TEMPER SPORTS INC
filed 2001-03-28
CIK 1078547

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                        COMMISSION FILE NUMBER 333-72343
                            ------------------------

                            TRUE TEMPER SPORTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                          3949                         52-2112620
 (STATE OF OTHER JURISDICTION    (PRIMARY STANDARD INDUSTRIAL          (I.R.S. EMPLOYER
     OF INCORPORATION OR         CLASSIFICATION CODE NUMBER)        IDENTIFICATION NUMBER)
        ORGANIZATION)

                             8275 TOURNAMENT DRIVE
                                   SUITE 200
                            MEMPHIS, TENNESSEE 38125
                           TELEPHONE: (901) 746-2000
              (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
       INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                            ------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by checkmark if disclosure by delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 28, 2001 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding. All of the Registrant's outstanding shares were held by True Temper Corporation, the Registrant's parent company, as of March 28, 2001.
                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part IV incorporates certain information by reference from the Registrant's Registration Statement on Form S-4, as filed with the Securities & Exchange Commission on June 7, 1999, and declared effective on June 10, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TRUE TEMPER SPORTS, INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I
  Item 1   Business....................................................    1
  Item 2   Properties..................................................   11
  Item 3   Legal Proceedings...........................................   12
  Item 4   Submission of Matters to a Vote of Security Holders.........   12

PART II
  Item 5   Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   13
  Item 6   Selected Financial Data.....................................   13
  Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   15
  Item 7A  Quantitative and Qualitative Disclosures About Market
           Risk........................................................   25
  Item 8   Financial Statements and Supplementary Data.................   26
  Item 9   Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosures...................................   49

PART III
  Item 10  Directors and Executive Officers of the Registrant..........   49
  Item 11  Executive Compensation......................................   50
  Item 12  Security Ownership of Certain Beneficial Owners and
           Management..................................................   53
  Item 13  Certain Relationships and Related Transactions..............   54

PART IV
  Item 14  Exhibits, Financial Statements Schedule, and Reports on Form
           8-K.........................................................   56

SIGNATURES.............................................................   58

EXHIBIT INDEX..........................................................   59

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are the world's leading designer, manufacturer and marketer of golf club shafts. Since the 1930's we have manufactured golf club shafts under the widely recognized True Temper brand. In 2000, over 70% of our revenues were generated through the sale of steel golf club shafts, a market in which we have an estimated worldwide share of over 65%. We are a major supplier of steel shafts to the top 20 domestic golf club designers and distributors, including Callaway, PING, Titleist, Mizuno, Wilson, Cleveland, Adams, Spalding, TaylorMade and Golfsmith. In addition, we are a leading manufacturer of premium graphite shafts in the highly fragmented graphite golf club shaft market.

     Our products include over 1,000 proprietary (models that have our customers brand name, label or trademark affixed to the shaft) and 2,000 branded (models that have the True Temper and/or Grafalloy brand name, label or trademark affixed to the shaft) models of golf club shafts, including a full range of commercial and premium grade steel shafts and a full line of premium graphite shafts. True Temper offers a wide range of steel shaft lines, including:

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

     (3) Tri-Gold, which utilizes an innovative design and weighting technology; and

     (4) co-branded products, including Callaway's Memphis 10, PING's JZ and ZZ Lite and Wilson's Fat Shaft.

     From 1990 to 2000, our steel shafts were played by over 82% of the PGA's major championship winners, including 9 of the last 11 Masters champions.

     We also design, manufacture and market approximately 75 lines of graphite (carbon fiber based composite) shafts under the True Temper and Grafalloy brand names, including EI-70, Dynamic Gold Graphite, Sensicore Graphite, TT Lite, Tri-Gold Graphite, ProLite, ProLogic, AttackLite and PowerLite. Our graphite shafts also have a strong presence on the professional tours, where they have been used by players such as David Duval, Davis Love III and Justin Leonard, each of whom have won professional tour events during the past three years playing our graphite shafts.

     In addition, we manufacture a variety of high strength, high tolerance tubular components for the bicycle, automotive and recreational sports markets. During 2000 we expanded the design and manufacturing capability of our performance tubing business segment to include not only steel tubing applications but also composite tubing. Our first product offerings in this new market are graphite hockey stick shafts designed for Christian and Vic, two premier names in the hockey industry.

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

BUSINESS STRATEGY

     Our goal is to increase revenues and operating performance by capitalizing on our position as the leading worldwide designer, manufacturer and marketer of technologically innovative, performance-oriented golf club shafts. Our business strategy to achieve this goal consists of the following objectives:

     - Continue to Increase Our Share of the Steel and Graphite Shaft
       Markets. We intend to continue to increase our share of the steel and graphite shaft markets by leveraging the True Temper and Grafalloy brands and continuing to introduce new products and technologies tailored to the specific needs of golfers. Our plans are to continue to develop innovative premium steel shafts with performance characteristics and features that support higher than average selling prices and gross margins. We also expect our lower-priced commercial golf club shaft business to grow due to increased consumer interest in golf, particularly by women, junior and minority golfers. We expect to increase our share of the highly fragmented graphite shaft market by capitalizing on our technological leadership to introduce new, higher performance premium products under the True Temper and Grafalloy brands. In addition, we expect to leverage our brand and international distribution capabilities to increase our share of the growing international market, which represents approximately one-third of the worldwide golf club shaft market.

     - Leverage Technological Leadership to Introduce New Products. We intend to capitalize on our design expertise and couple our internal resources with our supplier partnerships to continue to develop and introduce new products for the future as we have in the past. In 2000, over 30% of our revenues were derived from products introduced during the past 3 years. In 1996, True Temper developed and introduced Sensicore, a highly successful line of premium steel shafts that incorporates our patented vibration damping technology. We believe the Sensicore technology incorporates the performance characteristics and consistency of steel with the feel of graphite, while offering the lowest vibration levels of any steel or graphite shaft on the market. In 1998 True Temper successfully expanded the patented Sensicore technology into graphite shafts and in 1999 we continued the product line development with the launch of Sensicore Gold, with variable damping technology. 1999 also saw the launch of Tri-Gold, which utilizes new ascending mass technology. During the past several years we developed the revolutionary new BiMatrx technology, which combines the favorable performance characteristics of both steel and graphite into one shaft. The BiMatrx driver and fairway wood products were launched at the January 2001 PGA merchandise show in Orlando, Florida.

     - Capitalize on the Long-Term Favorable Trends Affecting the Golf Equipment Industry. We expect to continue to benefit from the long-term positive trends affecting the golf equipment industry. These trends include:

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

     - Enhance Long-Term Customer Relationships. We are a major supplier to the top 20 domestic golf club manufacturers. We intend to continue to play a critical role in designing new shaft technologies to meet the specific performance requirements of our customers' new products. We utilize a computer-aided design program that evaluates a new shaft's design with respect to weight, torque, flex point, tip and butt flexibility, swing weight and other critical shaft design criteria. In addition, we further enhance our customer relationships by developing co-branded products, such as the Memphis 10 for Callaway, the Fat Shaft for Wilson, the JZ and ZZ Lite for PING and the EI-70+ for Orlimar, among others.

     - Continue to Build the True Temper and Grafalloy Brands. We intend to continue to increase awareness of the True Temper and Grafalloy brands and to support our new product introductions with targeted consumer advertising campaigns. From 1998 to 2000 we increased advertising expenditures by approximately 10.7% to $4.6 million, or approximately 4.2% of our 2000 revenues. We are currently the only golf club shaft manufacturer that consistently advertises on network/national television. Our marketing programs also include:

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

     - Continue to Improve Productivity and Operating Margins. From 1998 to the year ended December 31, 2000, we increased our gross profit margins from 35.2% to 40.9% and our Adjusted EBITDA (as defined in Item 7 of this annual report) margins from 23.6% to 29.3%, primarily as a result of reducing our cost structure and increasing sales of new higher margin products. Management believes there are opportunities to improve future gross profit margins through:

      (1) new product introductions;

      (2) productivity improvements from enhanced manufacturing processes and work flow designs; and

      (3) reduced scrap and product waste expenses from improved quality standards and processes.

PRODUCTS

     We design, manufacture and market steel and graphite golf club shafts, as well as a variety of high strength, high tolerance tubular components for the bicycle, automotive and recreational sports markets. We manufacture over 1,000 custom and 2,000 standard golf club shafts featuring different combinations of performance characteristics, including weight, flex, torque and bend profile. Our custom (proprietary) shafts, which accounted for approximately 33% of revenues in 2000, are designed, and frequently co-branded in partnership with our customers, to accommodate specific golf club designs. Our branded products with the True Temper and Grafalloy names and designs are typically sold to golf club manufacturers, distributors and various custom club assemblers, and are used to either assemble new clubs or to replace the shafts in existing clubs.

     Steel Golf Club Shafts. We manufacture a wide range of steel golf club shaft lines, including shafts with the Sensicore and Sensicore Gold insert, which are well-recognized as the leading shafts to combine the performance advantages of steel with the vibration damping characteristics of graphite; the Dynamic Gold shaft, which has been one of the most widely used shafts on the PGA Tour for the last 20 years; and the Tri-Gold shaft, which utilizes new ascending mass technology.

     Our steel golf club shafts can be divided into the following two primary product lines:

     (1) premium steel shafts; and

     (2) commercial steel shafts.

     Premium steel shafts, such as our Sensicore, Dynamic Gold and Tri-Gold product lines, are high performance products and generally yield higher profit margins than commercial steel shafts. Our commercial steel shafts, however, are more attractively priced for entry level golfers, resulting in lower per unit margins coupled with higher production volume and unit sales.

     Graphite Golf Club Shafts. We manufacture a wide range of graphite golf club shaft lines, which are offered in a variety of weights, torques and flexes. Our graphite golf club shafts include the EI-70 and ProLite which are currently being played by over 100 touring professionals on the PGA and Senior PGA Tours; the Sensicore Graphite shaft, which utilizes our patented vibration damping technology, and the Grafalloy ProLite, which is the winningest ultralight graphite shaft on tour. Our graphite shafts are also sold under the True Temper and Grafalloy product brands such as, Dynamic Gold Graphite, TT Lite, ProLogic and Attacklite.

     Golf Club Shafts With Combined Materials. During the last several years we have been working to develop golf club shafts that combine multiple materials such as steel and graphite into one shaft. Late in 2000 we introduced a custom product for Adams Golf that combines a graphite tip with a steel butt section to produce a shaft primarily used in iron golf clubs.

     We used this same technology to introduce the True Temper branded product known as BiMatrx in January 2001. The BiMatrx shaft consists of a steel tip with a graphite butt that is currently designed for use in driver and fairway wood applications.

     Performance Tubing Products. We also manufacture and sell a wide variety of high performance tubular components for the bicycle, automotive and recreational sports markets. In 2000, we sold our performance tubing products to a broad range of original equipment manufacturers, including Trek Bicycle, Dana Corporation, Autodyne Manufacturing, Starline Baton and Christian Hockey.

CUSTOMERS

     We maintain long-standing relationships with a highly diversified customer base consisting of the premier golf club manufacturers and distributors in the world. We are a major supplier of shafts to each of the top 20 domestic golf club designers in the world, including Callaway, PING, Titleist, Mizuno, Wilson, Cleveland, Adams, Orlimar, TaylorMade and Golfsmith. In 2000, True Temper had in excess of 800 customers, including approximately 700 golf club manufacturers and more than 100 distributors.

     We believe that our close customer relationships and responsive service have been significant elements to our success and that our engineering and manufacturing expertise provide us with a strong competitive advantage. We have developed and co-branded several proprietary shafts with our customers, which include customized steel shafts for Callaway, under the Memphis 10 brand; for PING, under the JZ and ZZ Lite brands; for Wilson to produce the Fat Shaft line of clubs; and for Orlimar, under the EI-70+ brand.

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

     - our ability to develop and produce innovative new products that provide performance features which benefit golfers of all skill levels.

     We estimate that we have over 65% of the worldwide steel shaft market, and that our next largest steel competitor has about one third of our volume. Until recently, we estimated that we competed with four other steel golf shaft manufacturers: Royal Precision, Inc., a domestic based steel shaft manufacturer, two smaller manufacturers located in Far East Asia, and Coyote Sports Inc., the owner of the Apollo Sports steel shaft brand. However, late in 1999, Coyote Sports Inc. filed for bankruptcy, and a creditor placed its steel shaft subsidiary, Apollo, into Receivership under the laws in the United Kingdom. In early 2000, the Apollo shaft manufacturing operations were shut down and the majority of its steel shaft manufacturing equipment was purchased by True Temper.

     Unlike steel, the graphite shaft manufacturing industry is highly fragmented with a large number of suppliers selling to only a few customers. We believe there are anywhere from fifty to eighty graphite shaft manufacturers worldwide. Many of these companies are located in North America and Far East Asia. We do not believe that there are any graphite suppliers currently with a market share in graphite that is in any way comparable to the market share True Temper has in steel. In addition to True Temper, we believe the larger graphite suppliers include Aldila, HST, UST, Graphite Design and Fujikura. With the addition of Grafalloy in October of 1998, we believe that we rank within the top five highest volume graphite shaft producers in the world.

     We believe we are the only major shaft supplier that produces both steel and graphite shafts in significant volumes for the OEM and distributor markets.

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

     Using computer aided design, we generate a design which is then analyzed by computer for stiffness and strength properties. Our research and development efforts focus on technology development and new materials as an essential precursor to successful new product development. Our design research focuses on improvements in graphite shaft asthetics since cosmetic appearance has become increasingly important to customers. To supplement our design and development we employ extensive testing that includes laboratory durability and stress tests, robotic testing and individual player evaluation.

     In addition, our pursuit of strategic vendor alliances complement our abilities and needs, an approach which allows us to exploit technical capabilities beyond our own while minimizing the risk and investment required to enter the market with new products.

     Research and development costs for the years ended December 31, 2000, 1999 and 1998 were $1.6 million, $1.8 million and $2.2 million, respectively.

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

     Graphite Shaft Manufacturing Process. There are two processes which are used to manufacture a graphite shaft: flag-wrapping and filament-winding. Most of our graphite shafts are produced using the flag-wrapping process. The flag-wrapping process uses graphite fiber materials or "prepreg" in sheet form which requires refrigeration until use. Each new roll of prepreg is allowed to reach room temperature before the material is cut into pennant-shaped patterns called flags for each particular shaft design. Layer by layer, various combinations of prepreg flags are wrapped around mandrels specified for each particular shaft design. The layered materials are then encased in thin layers of clear tape for compaction and heated at high temperatures to harden the material. At the end of the process, the shafts are painted and stylized using a variety of colors, patterns and designs. The filament-winding process, on the other hand, begins with a spool, rather than a sheet, of graphite fiber, which is fed onto the reel of a machine which then wraps the fiber around a mandrel by turning the mandrel and simultaneously moving the graphite fiber from one end of the mandrel to the other. Once the mandrel is wrapped, the process uses the same encasing and heating techniques as the flag wrapping process.

     Raw Materials. We use several raw materials to produce steel golf shafts, including several steel alloys sourced from two or three primary vendors, nickel and plating chemicals, Sensicore inserts and various sundry supplies, boxes and labels. Graphite shafts are produced with a variety of graphite fiber materials in both sheet and spool form that we source from several different vendors. In addition, graphite shafts are finished with a wide variety of paints and inks. We believe that there are adequate alternative suppliers of these materials, and, therefore, we do not believe that we are dependent on any one supplier. See "Business Risks -- Risk Associated with Fluctuations in Raw Material Cost and Availability" and "Qualitative and Quantitative Disclosures About Market
Risk -- Commodity Risk" for risks relating to price increases in raw materials and to delays in receiving supplies.

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

     For example, we have maintained a strong presence among PGA Tour players, particularly since 1981, when we began sending our PGA Tour van to all major PGA events. The Tour van functions as a golf club repair shop on wheels, visiting over 50 professional tour events during 2000. Typically, the van is located on the practice tee and lends technical support to the tour professionals while simultaneously promoting the True Temper and Grafalloy brands with representatives of original equipment manufacturers. In addition, we provide technical support to the players on the Senior PGA Tour, the LPGA Tour, and the Buy.Com Tour (formerly the Nike Tour).

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

     Much of our advertising and promotional spending is dedicated to print and television advertising, including cooperative advertising with our customers. We believe we are currently the only golf club shaft manufacturer that consistently advertises on network/national television. Additional advertising and promotional spending is allocated to promotional events such as trade shows, consumer golf shows and PGA Tour activities. In a 1998 New York Times research poll, True Temper was ranked as the top golf shaft company in terms of brand familiarity. Of those surveyed, 93% recognized the True Temper brand.

     Advertising and promotional costs for the years ended December 31, 2000, 1999 and 1998 were $4.6 million, $4.6 million and $4.2 million, respectively.

DISTRIBUTION & SALES

     We primarily sell our shafts to golf club manufacturers and distributors. Typically, distributors resell our products to custom club assemblers, pro shops and individuals. Sales to golf club manufacturers accounted for approximately 75% of revenues in 2000.

     We believe that we have one of the most experienced and respected sales staffs in the industry. Our sales and marketing department includes domestic sales managers, international sales managers, a customer service group and a team of design professionals who provide field support to our sales representatives. We believe that our international market presence, which comprised approximately 20% of our total 2000 revenues, provides an opportunity for future growth. We market our products in Japan, Europe and Southeast Asia and maintain a sales office and a distribution operation in each region.

EMPLOYEES

     As of December 31, 2000, we had 667 full-time employees, including 24 in sales and marketing, 30 in research, development and manufacturing engineering, 573 in production and the balance in administrative and support roles. In addition, as of December 31, 2000, we had 122 individuals working in production at our El Cajon facility through a temporary employment agency. The El Cajon plant has historically used a certain portion of temporary workers in order to more effectively match the workforce level with the required production level at various times of the year.

     The hourly employees at our steel plant in Amory, Mississippi are represented by the United Steel Workers of America. In May 1999, the United Steel Workers union at our Amory, Mississippi facility voted to accept a new collective bargaining agreement that covers a four year period beginning in May 1999 and expiring in July 2003. We believe that our relationships with the union and our employees are good. See "Risk Factors -- Labor Relations" for a description of how our company would be adversely affected in the event of a labor disruption or work stoppage affecting our employees.

INTELLECTUAL PROPERTY

     As of December 31, 2000 we held 29 U.S. patents relating to various products and proprietary technologies, including the Sensicore technology, and had 19 patent applications pending. We also hold numerous trademarks related to, among other things, our True Temper and Grafalloy branded products.

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

SUBSTANTIAL LEVERAGE -- Our substantial indebtedness could adversely affect the financial health of our company. For example, it could:

     - make it more difficult for us to satisfy our obligations with respect to our Senior Subordinated Notes;

     - increase our vulnerability to increases in interest rates because our secured credit facility, under which our indebtedness was $18.4 million as of December 31, 2000, is subject to a variable interest rate;

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

ABILITY TO SERVICE DEBT -- Due largely to factors beyond our control, we may not in the future be able to generate the cash we need to service our indebtedness. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our senior bank facilities will be adequate to meet our future liquidity needs.

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

DEPENDENCE ON DISCRETIONARY CONSUMER SPENDING -- Sales of golf clubs are dependent on discretionary consumer spending which may be affected by general economic conditions such as a decrease in consumer spending on golf equipment. In addition, our future results of operations could be affected adversely by a number of other factors that influence discretionary consumer spending including, unseasonal weather patterns, demand for our existing and future products, new product introductions by our competitors, an overall decline in participation in golf activities, shifting consumer preferences for graphite, steel golf club shafts or other materials that we currently do not produce, and competitive pressures that otherwise result in lower than expected average selling prices. Any one or more of these factors could result in our failure to achieve our expectations as to future sales or earnings. Because most operating expenses are relatively fixed in the short-term, we may be unable to adjust spending to compensate for any unexpected sales shortfall, which could adversely affect our results of operations.

NEW PRODUCT INTRODUCTION -- There can be no assurance that we will continue to develop competitive products, develop or use technology on a timely or competitive basis or otherwise respond to emerging market trends. Because the introduction of new golf club shafts using steel, graphite or other composite and combined materials is critical to our future success, our continued growth will depend, in large part, on our ability to successfully develop and introduce new products in the marketplace. Should golf consumers prefer to use golf clubs made from materials other than steel or graphite, there could be a material adverse effect on the results of our operations. In addition, the design of new golf clubs is also greatly influenced by the rules and interpretations of the U.S. Golf Association ("USGA"). Although the golf equipment standards established by the USGA generally apply mainly to competitive events sanctioned by that organization, we believe that it is critical for our future success that our new shafts comply with USGA standards. No assurance can be given that any new products will receive USGA approval or that existing USGA standards will not be altered in ways that adversely affect the sales of our current or future products.

LABOR RELATIONS -- If any labor disruption or work stoppages affect our employees, the results of our operation could be adversely affected. At December 31, 2000, we employed approximately 667 full-time individuals. Of these, approximately 408 hourly employees at our Amory, Mississippi facility are represented by the United Steel Workers of America. Although we believe that relations with our employees and the union are generally good, there can be no assurance that we will not be subject to work stoppages or other labor disruption and, if such events were to occur, that there would not be a material adverse effect on our results of operations.

LIMITED EXPERIENCE AS A STAND ALONE COMPANY -- Since we have operated as an independent company for only the past 27 months, we cannot assure you that we will continue to be self-sufficient in our ability to provide general and administrative services or be able to continue to obtain them at favorable prices. In the past we have benefited from Black & Decker's provision of general and administrative services. These services include treasury, tax, risk management, employee benefits administration, certain legal services, internal audit and other administrative functions. We entered into a transition services agreement with Black & Decker pursuant to which Black & Decker agreed to continue providing us with some of these services, specifically related to our foreign operations, for up to 12 months after the date on which the recapitalization occurred, September 30, 1998. Upon the expiration of this agreement on September 30, 1999 we began obtaining these services through internal and external sources apart from Black & Decker.

COMPETITION WITH OTHER GOLF CLUB SHAFT DESIGNERS AND MANUFACTURERS -- We operate in a highly competitive environment and compete against a number of established golf club shaft designers, manufacturers and distributors. We also compete indirectly with manufacturers that produce shafts internally and face potential competition from golf club manufacturers that currently purchase golf club shaft components from third parties but which may have, develop or acquire the ability to manufacture shafts internally. Unlike the steel shaft industry, the graphite shaft industry is highly fragmented. As a result, we compete with many players involved in the design and manufacture of graphite shafts. See "Business -- Competition" for a description of the bases on which we compete and the number of competitors in our industry.

INDUSTRY CONSOLIDATION -- If the industry and customer base continues to consolidate, then it is possible a consolidation of several of our existing customers into one company could represent a significant portion of our annual revenues. If this were to occur, and this customer selected an alternative shaft supplier, it could have a material adverse effect on our results of operations. If this consolidated company were to remain a True Temper customer it could represent an increased credit risk due to its size in relation to our total accounts receivable.

FLUCTUATIONS IN COST AND AVAILABILITY OF RAW MATERIAL -- Since our company is dependent upon certain suppliers for steel, nickel, graphite prepreg and other materials, we are subject to price increases and delays in receiving materials. Although we have several sources for most of the key raw materials we purchase, and we attempt to establish purchase price commitments for one-year periods, we are subject to price increases for raw materials used in the manufacture of golf club shafts and to delays in receiving these materials. As key components to the manufacture of golf club shafts, a substantial price increase to one or more of these raw materials or any extended delay in their delivery could result in a material adverse effect on our results of operations.

FLUCTUATIONS IN COST AND AVAILABILITY OF ENERGY SOURCES -- Our graphite shaft manufacturing operation is located in Southern California and is dependent upon a consistent and affordable supply of electricity. If there is a prolonged shortage of electrical supply to our California facility and/or a significant increase in the cost of electrical power, it could result in the temporary or permanent closure of our graphite shaft operations, which could have a material adverse affect on the results of our operations.

     In addition, our steel shaft manufacturing plant located in Mississippi relies upon a consistent and affordable supply of both natural gas and electrical power in order to conduct normal operations. If the Mississippi facility should experience a shortage in supply of either power source, or a significant increase in cost, it could have a material adverse affect on our results of operations.

FLUCTUATION IN AVAILABILITY OF ENERGY TO CUSTOMERS -- There are a significant number of golf equipment assemblers who are headquartered and conduct manufacturing operations in Southern California. In aggregate these companies account for a significant share of the golf equipment market and also account for a considerable portion of True Temper's sales revenue. With the recent disruption of electrical power to California and other Western states there is a risk that our customer's manufacturing operations may be adversely affected by power shortages. If this were to occur they may reduce their purchases of shafts from True Temper causing a significant adverse impact to our revenues and results of operations.

PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY -- There can be no assurance that the patents we hold relating to certain of our products and technologies offer complete protection against infringement of our proprietary rights by others. As of December 31, 2000 we held 29 U.S. patents relating to various products and proprietary technologies, including the Sensicore technology, and had 19 patent applications pending. There can be no assurance, however, as to the degree of protection afforded by these patents or as to the likelihood that patents will be issued from the pending patent applications. Moreover, these patents may have limited commercial value or may not protect our products. Additionally, the U.S. patents that we hold do not preclude competitors from developing or marketing products similar to our products in international markets.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS -- We are subject to federal, state, and local environmental and workplace health and safety laws, regulations and requirements which, if contravened, could result in significant costs to our company. Our manufacturing operations involve the use of hazardous substances and should there be a release of such substances from our facilities, we may be held liable. Although we believe we are in material compliance with all such laws, regulations and requirements, instances of noncompliance could occur or be identified in the future. The penalties or corrective action costs associated with noncompliance could be material. In addition, we may receive notices of potential liability pursuant to federal or state laws for cleanup costs associated with waste recycling or disposal facilities at which wastes associated with our operations have allegedly come to be located.

RESTRICTIONS IMPOSED BY OUR SENIOR CREDIT FACILITIES AND THE INDENTURE FOR OUR 10 7/8% SENIOR SUBORDINATED NOTES DUE 2008 (THE "NOTES") -- As more fully described in Note 9 to the financial statements located elsewhere in this annual report, we are subject to restrictions contained in our senior bank facilities and in the indenture. Failure to comply with any of the restrictions could result in acceleration of our debt. The senior credit facilities and the indenture restrict our ability to:

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

ITEM 2.  PROPERTIES

     Our administrative offices and manufacturing facilities currently occupy approximately 440,000 square feet. Our shafts are manufactured at two separate facilities, a steel shaft facility located in Amory, Mississippi and a composite graphite shaft facility located in El Cajon, California. In addition, we have a multi-material shaft assembly facility located in Olive Branch, Mississippi. Our executive offices are located in a leased facility in Memphis, Tennessee. The following table sets forth certain information regarding significant facilities operated by True Temper as of December 31, 2000:

                                                                                      LEASE
                                                             APPROX.    OWNED/     EXPIRATION
FACILITY                                LOCATION             SQ. FT.    LEASED        DATE
--------                                --------             -------    ------    -------------
Corporate Offices.............  Memphis, Tennessee            13,500    Leased    December 2003(1)
Steel Shaft/Tubing Mfg........  Amory, Mississippi           335,000    Leased     January 2063(2)
Composite Shaft Mfg...........  El Cajon, California          45,907    Leased       March 2004
Building......................  Olive Branch, Mississippi     45,000    Owned                --

---------------
(1) The corporate offices lease has a lease extension option of 2 additional years terminating December 31, 2005.

(2) The Amory, Mississippi lease is structured in 5 year automatically renewable terms, extending through January 2063. The lease covers the original land and building of the Amory facility.

     In addition, we promote our products in international markets through sales offices in Australia, Japan and the United Kingdom.

     To the extent that any such properties are leased, we expect to be able to renew such leases or to lease comparable facilities on terms commercially acceptable to us.

ITEM 3.  LEGAL PROCEEDINGS

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

     There were no matters submitted to a vote of security holders during 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public market for the Company's equity securities. All of the Company's capital stock is owned by True Temper Corporation.

     The Company declared and paid dividends on its shares of common stock during fiscal 2000. The amount paid was $1.2 million. The various debt instruments impose restrictions on the payment of dividends by means of covenants. The Company was in compliance with all debt covenants as of December 31, 2000.

     The Company did not declare any dividends on its shares of common stock during fiscal year 1999.

ITEM 6.  SELECTED FINANCIAL DATA

     Set forth below are our selected historical financial data for the five fiscal years ended December 31, 2000. The historical financial data were derived from our audited financial statements and the notes thereto, for which the December 31, 2000, 1999 and 1998 financial statements are included herein.

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        2000        1999      1998(1)       1997        1996
                                      --------    --------    --------    --------    --------
                                                       (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Net sales.........................  $110,636    $ 92,215    $ 91,450    $ 82,597    $ 71,603
  Gross profit......................    45,254      36,131      32,198      28,711      21,975
  Selling, general and
     administrative expenses........    16,899      15,156      13,464      13,324      11,145
  Allocated corporate expenses(2)...        --          --         763         927         668
  Amortization of goodwill..........     2,701       2,701       2,505       3,746       3,746
  Goodwill writeoff(3)..............        --          --      40,000          --          --
  Recapitalization transaction
     expenses.......................        --          --       5,698          --          --
  Impairment charge on long lived
     assets(4)......................     1,053          --         750          --          --
  Restructuring charges(5)..........         7         622         400         520         492
  Operating income (loss)...........    24,594      17,652     (31,382)     10,194       5,924
  Interest expense, net of interest
     income.........................    13,693      14,341       3,462          --          --
  Net income (loss).................  $  5,627    $  1,002    $(37,811)   $  4,863    $  2,205
BALANCE SHEET DATA (AT END OF
  PERIOD):
  Working capital(6)................  $  9,881    $ 11,200    $  8,942    $  6,418    $  6,627
  Total assets......................   175,888     186,963     189,626     160,341     163,186
  Total debt(7).....................   118,448     136,522     137,545         349         362
  Total stockholder's equity........  $ 40,320    $ 35,881    $ 34,879    $146,716    $151,907
OTHER FINANCIAL DATA:
  EBITDA(8).........................  $ 30,830    $ 23,857    $ 14,449    $ 17,543    $ 13,233
  EBITDA margin.....................      27.9%       25.9%       15.8%       21.2%       18.5%
  Adjusted EBITDA(8)................  $ 32,390    $ 25,087    $ 21,622    $ 18,063    $ 13,725
  Adjusted EBITDA Margin(8).........      29.3%       27.2%       23.6%       21.9%       19.2%
  Cash from operating activities....  $ 20,607    $  7,619    $  4,661    $ 12,999    $  9,582
  Cash used in investing
     activities.....................    (3,543)     (1,572)     (8,531)     (2,439)     (2,784)
  Cash from (used in) financing
     activities.....................   (19,323)     (1,885)      4,836     (10,054)     (6,462)

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        2000        1999      1998(1)       1997        1996
                                      --------    --------    --------    --------    --------
                                                       (DOLLARS IN THOUSANDS)
  Depreciation and amortization.....     6,236       6,205       5,831       7,349       7,309
  Capital expenditures..............  $  3,621    $  1,620    $  2,366    $  2,452    $  2,784
  Ratio of earnings to fixed
     charges(9).....................      1.8x        1.2x          --          --          --

---------------
(1) On June 29, 1998, Black & Decker Corporation, along with its True Temper Sports Division, and True Temper Sports LLC (an affiliate of Cornerstone Equity Investors LLC), entered into an agreement pursuant to which True Temper Sports LLC acquired, effective on September 30, 1998, an 89% equity interest in True Temper Corporation, our parent company (collectively referred to as the "Recapitalization"). The Recapitalization was accounted for as a leveraged recapitalization, and accordingly our assets and liabilities remained at their historical bases for financial reporting purposes; however, for income tax purposes the transaction was treated as a taxable business combination.

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

(3) In connection with Black & Decker's change in accounting policy with respect to the measurement of goodwill impairment, $40,000 of goodwill related to True Temper was written off, effective January 1, 1998, as a change in accounting estimate inseparable from a change in principle. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to the financial statements included elsewhere in this annual report.

(4) Impairment charge on long lived assets reflects the 2000 write-down of the roller hearth oven, and the 1998 write-down of certain fixed assets associated with the transfer of composite shaft manufacturing from our Olive Branch, Mississippi facility to our El Cajon, California facility; both of which are more fully described in Note 5 to the financial statements, located elsewhere in this annual report.

(5) Reflects severance and other costs related to the consolidation of manufacturing and administrative facilities. Charges in 2000, 1999 and 1998 are directly related to the consolidation of True Temper's Olive Branch, Mississippi composite manufacturing operations into the El Cajon, California facility. See Note 5 to the financial statements included elsewhere in this annual report.

(6) Working capital excludes cash and cash equivalents.

(7) Total debt includes both the current and long-term portions of debt and capital lease obligations.

(8) EBITDA represents operating income or loss plus depreciation, amortization and goodwill write-off. Adjusted EBITDA represents EBITDA plus recapitalization transaction expenses, restructuring charges, management services fee, the union ratification bonus and impairment charge on long-lived assets; less the non-cash pension curtailment gain. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA and Adjusted EBITDA are not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

(9) Information relating to the ratio of earnings to fixed charge for 1996 and 1997 has been excluded as the fixed charges were less than $200 for each of 1996 and 1997 and thus immaterial for each of those years. Earnings were not sufficient to cover fixed charges by $34,924 in 1998, due to a $40,000 goodwill write-off taken as of January 1, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE MORE DETAILED INFORMATION IN THE AUDITED FINANCIAL STATEMENTS, INCLUDING THE RELATED NOTES, APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

COMPANY OVERVIEW

     True Temper Sports, Inc. or "True Temper", a wholly owned subsidiary of True Temper Corporation, is a leading designer, manufacturer and marketer of both steel and composite graphite golf club shafts for original equipment manufacturers and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance tubing products that offer high strength and tight tolerance tubular components to the bicycle, automotive and recreational sports markets. In 2000, golf shaft sales represented 96% of total revenues, and performance-tubing sales represented 4%.

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

     On October 26, 1998 True Temper acquired substantially all of the assets, and assumed certain liabilities, of Grafalloy Corporation, a wholly owned subsidiary of The American Materials & Technologies Corporation, located in El Cajon, California, for approximately $6.1 million in cash. For the purposes of the financial statements, the acquisition was accounted for as a purchase and, accordingly, Grafalloy's results are included in the accompanying financial information as of the date of acquisition.

YEAR IN REVIEW -- 2000

     The golf equipment industry entered 2000 in the midst of an upward sales trend which began to develop during the third quarter of 1999. We believe that industry performance began to strengthen during the later half of 1999 because OEM's and retailers had reduced their inventories during the first half of 1999 of the older product that had been overbuilt in 1998. This improvement in the golf equipment industry was somewhat short-lived, however, as the market for golf equipment appeared to slow down during the second half of 2000, with retail sales showing only modest increases to flat results on a full year over year basis. We believe this slow down during the third and fourth quarters of 2000 reflected the general softening of the U.S. economy and moderating growth of the overall golf industry.

     While the golf equipment industry has been impacted by this general economic slow down, True Temper has continued to post substantial revenue gains throughout all four quarters of 2000. While we were not completely immune to the effects of the softening industry during the second half of 2000, we believe that our continual stream of new product innovations contributed to both sales and market share growth. Our revenue growth by quarter during 2000, as compared to the same quarters in 1999, increased by 22.2%, 25.8%, 21.1% and 9.0%, respectively.

     In addition, we continue to maintain a strong presence and successful record on the four major U.S. professional golf tours: the PGA Tour, the Senior PGA Tour, the LPGA Tour and the Buy.Com Tour. During 2000 players using True Temper and/or Grafalloy shafts won over 70% of all tournament events on the PGA Tour, Senior PGA Tour and the Buy.Com Tour; including the men's U.S. Open, British Open and PGA Championship. We feel this performance, combined with our continuing stream of new product offerings, will add to True Temper's position as the number one golf shaft on tour.

     The year 2000 was very active for our operational facilities as well. During the second half of 2000 we re-opened our Olive Branch, Mississippi plant to assemble our combined material shafts such as the

GT iron for Adams Golf and the new BiMatrx driver and fairway wood shafts. We also increased production at both our Mississippi steel shaft plant and our California graphite shaft plant, while at the same time implementing various productivity and cost reduction programs company wide. The combination of this increased volume and our cost reduction efforts resulted in a substantial increase in profitability as compared to our 1999 performance. As a result, our profitability grew at a faster rate than our sales growth. Gross profit increased 25.2% and Adjusted EBITDA (as defined elsewhere) increased 29.1% versus a sales revenue increase of 20.0% during 2000.

RESULTS OF OPERATIONS

     The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   59.1     60.8     64.8
  Gross profit..............................................   40.9     39.2     35.2
Selling, general and administrative expenses................   15.3     16.4     15.6
Amortization of goodwill....................................    2.4      2.9      2.7
Write-off of goodwill.......................................     --       --     43.7
Recapitalization transaction expenses.......................     --       --      6.2
Impairment charge on long-lived assets......................    1.0       --      0.8
Restructuring costs.........................................    0.0      0.7      0.4
  Operating income (loss)...................................   22.2     19.1    (34.3)
Interest expenses, net of interest income...................   12.4     15.6      3.8
Other expenses, net.........................................    0.1      0.0      0.1
  Earnings (loss) before income taxes.......................    9.8      3.6    (38.2)
Income taxes................................................    4.7      2.5      3.2
  Net income (loss).........................................    5.1%    1.1%    (41.3)%
EBITDA......................................................   27.9%   25.9%     15.8%
Adjusted EBITDA.............................................   29.3%   27.2%     23.6%

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     NET SALES for 2000 increased $18.4 million, or 20.0%, to $110.6 million from $92.2 million in 1999. Golf shaft sales increased $18.4 million, or 20.8%, to $106.6 million in 2000 from $88.2 million in 1999. We believe this increase was driven by several factors, including an increase in consumer demand resulting from innovative new product introductions we made in late 1999 such as TriGold and SensiCore Gold; an estimated increase in our steel market share; and a resurgence during the first half of 2000 in the golf industry in general, which had begun showing signs of recovery during the second half of 1999. In particular, the industry showed considerable momentum towards iron products. During this "year of the iron" several major OEM's and other True Temper customers introduced new iron products. Since the majority of irons are sold with steel shafts, we realized a substantial increase in sales of premium grade steel shafts to these accounts. Finally, our sales of graphite shafts also increased as we continued to post solid results with our branded products such as EI-70 and ProLite, as well as the proprietary graphite products we produce for certain OEM's.

     Performance tubing sales increased to $4.1 million in 2000 from $4.0 million in 1999. We attribute this modest increase, primarily, to the growth in our recreational product categories which was partially offset by general weakness in the industrial base of our tubing product lines. During 2000 we repositioned our performance tubing segment and entered several new markets, including hockey, which we believe can provide more aggressive growth rates in future years.

     Net sales to international customers increased $6.0 million, or 42.2% to $20.2 million in 2000 from $14.2 million in 1999. This increase was driven primarily by sales growth in Asia and substantial gains in the UK/Europe, where it appears that True Temper has gained market share. In addition to the underlying gain in market share, we believe that some of the growth in our international sales, specifically in Asia, reflects the movement of golf equipment assembly operations from the United States into far east regions such as China.

     GROSS PROFIT for 2000 increased approximately $9.1 million, or 25.2%, to $45.3 million from $36.1 million in 1999. Gross profit as a percentage of net sales increased to 40.9% in 2000 from 39.2% in 1999. This increase in gross profit margin was driven by several factors, including cost reduction and productivity improvement programs at both our steel and graphite manufacturing plants and the added fixed cost leverage provided by the increase in unit sales volume experienced during 2000. This improvement in gross profit margin was partially offset by the negative impact of foreign currency rates in the United Kingdom and Australia, as well as the unfavorable shift in the mix of products we sell. During 2000 the sales of our lower margin commercial grade steel shafts increased at a greater rate than our higher margin premium grade steel shafts.

     In addition, during the second quarter of 1999 we paid a ratification bonus of $0.4 million to the union members at our steel golf shaft plant in Mississippi, in conjunction with the signing of a four year collective bargaining agreement that expires in July 2003. In the fourth quarter of 1999 we recorded a non-cash pension curtailment gain of $0.3 million associated with the closure of our composite manufacturing facility in Mississippi. Upon acceptance by the Internal Revenue Service, we completed the termination of one of our defined benefit plans in the fourth quarter of 2000. After we satisfied all liabilities of the terminated plan and reverted the remaining assets back to the Company, we recorded a net settlement/curtailment gain of $0.7 million in the fourth quarter of 2000 associated with the plan termination of which $0.4 million was recorded against cost of sales.

     Excluding the 1999 impact of the ratification bonus and curtailment gain, and the 2000 impact of the gain associated with the termination and reversion of certain defined benefit plan assets, gross profit for 2000 would have increased $8.6 million, or 23.7%, to $44.8 million from $36.2 million in 1999. Gross profit as a percentage of net sales would have increased to 40.5% from 39.3%

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") expenses increased $1.7 million, to $16.9 million from $15.2 million in 1999, and as a result of the continued leverage to our overall SG&A cost base SG&A as a percentage of net sales declined to 15.3% in 2000 from 16.4% in 1999. A substantial portion of the increased SG&A expense related to an increase in our provision for uncollectable accounts receivable, that was driven by the bankruptcy filings in 2000 of two on-line (dot.com) golf equipment distribution customers and one golf equipment OEM. As a result of the substantial gains in both sales and profitability during 2000, the Company also recorded an increase in certain employee compensation programs.

     As described above, we completed the termination of one of our defined benefit plans. After satisfying all liabilities of the terminated plan and reverting the remaining assets back to the Company, we recorded during the fourth quarter of 2000 a net settlement/curtailment gain of $0.7 million, of which $0.3 million was recorded as a reduction of SG&A.

     OPERATING INCOME for 2000 increased $6.9 million, or 39.3%, to $24.6 million from $17.7 million in 1999. Operating income as a percentage of net sales increased to 22.2% in 2000 from 19.1% in 1999. In addition to the impact on operating income from the gross profit and SG&A items discussed above, the 1999 operating income was negatively impacted by restructuring costs of $0.6 million related to the consolidation of our composite manufacturing operations, and the 2000 operating income was negatively impacted by the recognition of a $1.1 million charge on impairment of long-lived assets, as more fully described in the footnotes to the 2000 financial statements.

     Excluding the impact of the restructuring costs and impairment charge, as well as the ratification bonus, the 1999 non-cash curtailment gain and the 2000 net curtailment/settlement gain related to the termination/ reversion of the defined benefit plan, as described above, operating income would have increased approximately $6.6 million, or 35.7%, to $24.9 million in 2000 from $18.4 million in 1999, and operating income as a percentage of net sales would have increased to 22.5% from 19.9%.

     INTEREST EXPENSE for 2000 decreased to $13.7 million from $14.3 million in 1999. This decrease is the result of the continued reduction of our outstanding bank debt offset in part by higher weighted average interest rates on our variable rate debt during 2000, which was caused by a general rise in interest rates in the U.S. economy.

     INCOME TAXES for 2000 increased to $5.2 million from $2.3 million in 1999. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the add back of the non-deductible portion of goodwill amortization to pretax income to arrive at taxable income for the Company and the incremental tax rate for state and foreign income tax purposes.

     NET INCOME for 2000 increased approximately $4.6 million, to $5.6 million in 2000 from $1.0 million in 1999. This increase is reflective of the profit impact from the items described above.

     Excluding the impact of the 1999 restructuring costs, ratification bonus and curtailment gain, and the 2000 impairment loss and termination/reversion of the defined benefit plan, as described above, operating income would have increased approximately $4.4 million, to $5.8 million in 2000 from $1.5 million in 1999.

     EBITDA and Adjusted EBITDA are measurements used by some to gauge our operating performance. EBITDA represents operating income plus depreciation and amortization of goodwill. Adjusted EBITDA represents EBITDA plus restructuring costs, management service fees, the ratification bonus and the impairment charge on long-lived assets, less the non-cash curtailment gain.

     EBITDA and Adjusted EBITDA for the years ended December 31, 2000 and 1999 are calculated as follows:

                                                               2000       1999
                                                              -------    -------
Operating income............................................  $24,594    $17,652
Plus:
  Depreciation..............................................    3,535      3,504
  Amortization of goodwill..................................    2,701      2,701
                                                              -------    -------
EBITDA......................................................   30,830     23,857
Plus:
  Restructuring costs.......................................        7        622
  Management services fee...................................      500        500
  Ratification bonus........................................       --        400
  Impairment charge on long-lived assets....................    1,053         --
Less:
  Non-cash curtailment gain.................................       --       (292)
                                                              -------    -------
Adjusted EBITDA.............................................  $32,390    $25,087
                                                              =======    =======

     The increase in Adjusted EBITDA of $7.3 million, or 29.1%, is reflective of the profit impact of the operating income items described above, as well as the impact of the items identified in the preceding table.

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

     In the fourth quarter of 1998 we recorded an expense of $0.2 million to cost of sales, related to the consolidation of our graphite manufacturing operations in El Cajon. In the second quarter of 1999 we paid a ratification bonus of $0.4 million to the union members at our steel golf shaft plant in Mississippi. This ratification bonus was paid in conjunction with a new four-year collective bargaining agreement that expires in June 2003. Additionally, in the fourth quarter of 1999 we recorded a non-cash pension curtailment gain of $0.3 million associated with the closure of our Olive Branch facility.

     Excluding the 1998 impact of the restructuring costs, and the 1999 impact of the ratification bonus and curtailment gain, gross profit for 1999 would have increased $3.8 million, or 11.9%, to $36.2 million from $32.4 million in 1998, and gross profit as a percentage of net sales would have increased to 39.3% from 35.4%.

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

     OPERATING INCOME (LOSS) for 1999 increased by approximately $49.0 million, to operating income of $17.7 million from an operating loss of $31.4 million in 1998. In addition to the impact on operating income from the gross profit and SG&A items discussed above, our 1998 operating income was negatively impacted by a $40.0 million write-off of True Temper's goodwill, and $5.7 million in expenses associated with the leveraged recapitalization. The goodwill write-off was recorded in January 1998 by Black & Decker (our former parent company), while the recapitalization expenses were recorded during the fourth quarter of 1998. Also, the 1999 and 1998 operating income was negatively impacted by restructuring costs of $0.6 million and $1.2 million, respectively, related to the consolidation of our graphite manufacturing operations.

     Excluding the impact of the 1998 goodwill write-off and recapitalization expenses, the 1999 ratification bonus and curtailment gain (discussed above), and the restructuring costs in both years, operating income would have increased $2.7 million, or 17.3%, to $18.4 million from $15.7 million in 1998, and operating income as a percentage of net sales would have increased to 19.9% from 17.1%.

     INTEREST EXPENSES for 1999 increased to $14.3 million from $3.5 in 1998. As explained further in the notes to the financial statements, none of Black & Decker's consolidated indebtedness was directly attributable to the assets of True Temper and, accordingly, no debt of Black & Decker or related interest expense was allocated to True Temper. Subsequent to the recapitalization on September 30, 1998, we began to record interest expense in the fourth quarter related to our Senior Subordinated Notes and senior credit facilities. In 1999 we recorded a full year's worth of interest expense related to this debt.

     INCOME TAXES for 1999 decreased to $2.3 million from $2.9 million in 1998. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the add back of the non-deductible portion of goodwill amortization to arrive at taxable income for the Company.

     NET INCOME (LOSS) for 1999 increased by $38.8 million to net income of $1.0 million from a net loss of $37.8 million in 1998. Excluding the impact of the 1998 goodwill write-off and recapitalization expenses, the 1999 ratification bonus and curtailment gain, and the restructuring costs in both years, net income would have decreased by $5.1 million to $1.5 million in 1999 from $6.6 million in 1998. This decrease is the result of increased SG&A spending and the additional $10.9 million in interest expense in 1999, offset by the gross profit improvements described above.

     EBITDA & ADJUSTED EBITDA are financial measurements used by some to gauge our operating performance. EBITDA represents operating income plus depreciation, amortization of goodwill and goodwill write-off. Adjusted EBITDA represents EBITDA plus recapitalization costs, restructuring costs, management services fee, and the ratification bonus; less the non-cash curtailment gain.

     EBITDA and Adjusted EBITDA for the years ended December 31, 1999 and 1998 are calculated as follows:

                                                           1999        1998
                                                          -------    --------
Operating income (loss).................................  $17,652    $(31,382)
Plus:
  Depreciation..........................................    3,504       3,326
  Amortization of goodwill..............................    2,701       2,505
  Goodwill write-off....................................       --      40,000
                                                          -------    --------
EBITDA..................................................   23,857      14,449
Plus:
  Recapitalization costs................................       --       5,698
  Restructuring costs...................................      622         400
  Impairment charge on long-lived assets and
     inventory..........................................       --         950
  Management services fee...............................      500         125
  Ratification bonus....................................      400          --
Less:
  Non-cash curtailment gain.............................      292          --
                                                          -------    --------
Adjusted EBITDA.........................................  $25,087    $ 21,622
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

     ALLOCATED CORPORATE EXPENSES. Prior to the recapitalization, Black & Decker provided us with certain corporate services including cash management, tax reporting, risk management and internal audit. Allocated expenses for such services, amounting to $0.8 million for 1998 have been included in our statements of operating income under SG&A expenses. Charges for these corporate services were based upon a general allocation methodology determined by Black & Decker that was used to allocate all corporate overhead expenses to Black & Decker's operating divisions and subsidiaries. These charges have not necessarily been allocated on a basis which approximates our estimated usage of such services as a stand-alone entity. We originally estimated that stand alone costs to replace the services previously provided by Black & Decker's corporate staff would be approximately $0.5 million annually. Our actual experience through 2000 is substantially consistent with our original estimates.

     See Note 11 to the financial statements, "Related Party Transactions", included elsewhere in this filing, for further discussion of the allocated corporate expenses.

     RESTRUCTURING CHARGES AND ASSET IMPAIRMENT. In the fourth quarter of 1998, we purchased substantially all the assets of Grafalloy Corporation. Among other reasons, we purchased Grafalloy to provide a complimentary line of premium performance, ultra lightweight, graphite shafts to our existing graphite product lines. In addition, the acquisition increased our market share of graphite shafts and created more scale for our marketing and manufacturing operations. In conjunction with the acquisition, we developed a restructuring and integration plan, and publicly announced our plan to our employees and customers in December 1998. As of December 31, 2000, we have completed all phases of the restructuring. All production of graphite shafts has been transitioned to our El Cajon facility.

     We had developed an estimate for the combination of restructuring costs and asset impairment, and in conjunction with our December 1998 announcement, recorded total charges of $1.35 million to accrue for the allowable severance and related expenses under EITF 94-3, and to record asset impairment associated with this 1998 restructuring plan. We had estimated that approximately $0.4 million would be cash expenditures for employee severance and related matters and $0.95 million in asset impairment charges. The impairment charge consisted of a $0.2 million write-off of inventory reflected in cost of sales and $0.75 million write-down of long-lived assets.

     Direct charges to the accrual for severance and related matters, which totaled $0.4 million, were recorded during 1999 and 1998.

     In addition, we incurred costs in 2000 and 1999 for some or all of the following items related to the 1998 restructuring that were outside the scope of EITF 94-3:

     (1) machinery, equipment and inventory relocation;

     (2) employee training;

     (3) process re-engineering;

     (4) travel and temporary living for the integration team; and

     (5) certain capital expenditures.

     We spent less than ten thousand dollars on these items in 2000. During 1999 we spent $1.1 million on these items, with $0.6 million recognized as period costs as incurred during 1999, and $0.5 million capitalized as property, plant and equipment.

     See Note 5 to the financial statements, "Restructuring and Asset Impairment", included elsewhere in this filing, for further discussion of the restructuring charges and reserve activity.

     OLIVE BRANCH FACILITY. In 1998 we announced the Olive Branch restructuring in which we planned to move the graphite shaft production operations to El Cajon, close the facility, and sell the Olive Branch building. During the first half of 1999 we completed the relocation of the graphite production operations from Olive Branch to El Cajon and began to actively market the building for sale. However in 2000 we completed the development of our new combined material products, the GT iron shaft for Adams Golf and the BiMatrx driver and fairway wood shaft. After considering our options for the manufacture and assembly of this new and unique shaft design, we decided in 2000 to re-open the Olive Branch plant to become the assembly site for these new products and began to increase our production capabilities on a limited basis during the second half of 2000.

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

     Both the senior credit facility and the Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit our ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The senior credit facility also requires us to maintain certain specified financial ratios and tests including minimum EBITDA levels, minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. At December 31, 2000 we were in compliance with all of the covenants in both the senior credit facility and the Notes. Furthermore, the senior credit facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of our excess cash flow.

  Year Ended December 31, 2000

     In calendar 2000, our cash provided by operating activities increased by $13.0 million to $20.6 million from $7.6 million in 1999. This increase was driven primarily by an increase in earnings from operations, but was also enhanced by a decrease in cash required for working capital purposes.

     The $20.6 million of cash provided from operations during 2000 was generated from $18.8 million in earnings from operations and by $1.8 million in decreased working capital levels. In contrast, the $7.6 million of cash provided from operations during 1999 was generated from $10.0 million in earnings from operations offset by $2.4 million in additional working capital needs.

     We used $3.6 million of cash to invest in property, plant and equipment in 2000, compared to the $1.6 million we spent in 1999. Most of the increase in capital spending between the two years is related to the purchase of machinery and equipment from one of our former competitors in the steel golf shaft industry who was placed into receivership in early 2000.

     We also repaid $18.0 million of the principal on our senior credit facility during 2000, compared to the $0.9 million we repaid during 1999. This year's payments included a $2.4 million mandatory prepayment of principal made on January 31, 2000, as required by the terms of our senior credit facility. The mandatory prepayment was based on the excess cash flow, as defined in the credit agreement, generated during 1999. In addition to this mandatory prepayment of $2.4 million from our 1999 excess cash flow, and the $1.4 million of mandatory principal payments in 2000, we also made voluntary prepayments of $6.0 million in the second quarter, $6.2 million in the third quarter and $2.0 million in the fourth quarter of 2000.

     In November, 2000 we amended the terms of our senior credit facility to provide additional flexibility to make larger investments in capital expenditures, business acquisitions, etc. Among the changes contained within the Amendment, the Company can increase the amount of cash dividends to its parent company, True Temper Corporation within stipulated monetary limits. The Company declared and paid cash dividends totaling $1.2 million in 2000 to True Temper Corporation. True Temper Corporation used a majority of the proceeds from these cash dividends to begin paying cash interest on it's $27.0 million Senior Discount Notes, thereby reducing the effective interest rate on those notes by 100 basis points.

     Currently, our intention is to use existing cash and cash provided from future operations, if any, to:

     - Repay our senior credit facility or other long term debt (as allowed within the covenants of our senior credit facility and our notes),

     - Issue quarterly cash dividends to our parent company, True Temper Corp., for its use to pay cash interest on its Senior Discount Notes, and/or

     - To make additional investments in the business for growth or profit improvements.

     In addition to the debt service obligations for principal and interest payments created by the Credit Facility and the Notes described above, our liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. We intend to fund our current and long term working capital, capital expenditures and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of December 31, 2000 we have the full amount of the $20.0 million revolving credit facility available for future cash requirements.

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

SEASONALITY

     In general, the component supplier sales to golf equipment companies and distributors are seasonal, and tend to precede the warm weather golf season. However, there are exceptions, especially for those suppliers that sell to the high volume opening price point golf club manufacturers who sell their product through mass market retail channels and generate strong volumes during the holiday gift-giving season. Although our business generally does experience seasonal fluctuations, in general approximately 55% of our net sales are generated in the first half of the year, and the remaining 45% of net sales are generated in the second half.

INFLATION

     We do not believe that inflation has had a material impact on our historical results of operations.

     During the last several months there have been significant increases to the cost of electricity that we purchase and use for our graphite plant operations in El Cajon, California. In addition there has been a dramatic increase in the cost of natural gas that we use for our steel plant operations in Amory, Mississippi. Although the changes in the cost for these energy sources have been relatively minor in years past, if the current rates for both electricity and natural gas continue for the remainder of 2001, we expect that our 2001 utility expenses will increase at rates greater than the historical trends.

DEFERRED TAX ASSET

     In conjunction with the leveraged recapitalization and the issuance of the Senior Subordinated Notes, we have recognized an increase in our deferred tax assets, since the recapitalization was treated as a taxable business combination for federal and state income tax purposes. This results in a step-up in our tax basis. This step-up in tax basis will provide approximately $185.6 million in future tax deductions and a reduction of approximately $52.9 million in future tax payments over the 15 year period beginning with 1998, net of a valuation reserve of approximately $17.6 million. We elected to make a Section 338(h)(10) election under the Internal Revenue Code resulting in an anticipated annualized cash tax benefit of approximately $4.7 million, if fully utilized.

     See Notes 4 and 10 to the financial statements, "Recapitalization" and "Income Taxes", included elsewhere in this filing, for a more complete discussion of this deferred tax asset and the related valuation reserve.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2000, FASB Statement 138, "Accounting for Derivative Instruments and Hedging Activity -- Deferral of the Effective Date of FASB Statement 133", was issued. This statement shall be effective for all fiscal quarters of all fiscal years beginning after January 1, 2001. This statement requires recognition of the fair value of all derivative instruments, including certain derivative instruments embedded in other contracts, on the balance sheet and establishes new accounting rules for hedging activities. The Company has only limited involvement with derivative financial instruments, and does not use them for trading purposes. This new accounting statement is not expected to have a material impact on the Company's results of operations, cash flows or financial position.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 provides guidance on recognition, presentation and disclosure of revenues in financial statements. SAB 101, as amended by the SEC, was adopted by us in the 2000 fourth quarter. Our existing accounting policies conformed to the requirements of SAB 101; therefore, adoption of this guidance did not impact our results of operations, cash flows or financial position.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by our Company. This document includes forward-looking statements. All statements which address operating performance, events or developments that we expect, plan, believe, hope, wish, forecast, predict, intend, or anticipate will occur in the future are forward looking statements within the meaning of the Act.

     The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. However there are many risk factors, including but not limited to, the general state of the economy, the Company's ability to execute its plans, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in our Company's forward-looking statements. Additional information concerning the Company's risk factors is contained from time to time in the Company's public filings with the SEC; and most recently in the Business Risk section of Item 1 of Part 1 of this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     The table below provides information about our debt obligations as of December 31, 2000 that are sensitive to changes in interest rates. The table presents cash flows and related weighted average interest rates by expected maturity dates (dollars in millions).

                                                    EXPECTED MATURITY DATE
                                        ----------------------------------------------
                                                                                THERE-               FAIR
                                        2001    2002    2003    2004    2005    AFTER     TOTAL     VALUE
                                        ----    ----    ----    ----    ----    ------    ------    ------
LONG-TERM DEBT
Fixed Rate 10.875% Senior Subordinated
  Notes...............................  $ --    $ --    $ --    $ --    $ --    $100.0    $100.0    $ 86.8(a)
  Average Interest Rate...............                                           10.88%    10.88%
Variable Rate Bank Credit Facility....  $1.9    $2.3    $0.6    $6.7    $6.9    $   --    $ 18.4    $ 18.4
  Average Interest Rate(b)............

---------------
(a) As of March 7, 2001 the fair value of the 10.875% Senior Subordinated Notes was $99.8.

(b) Variable rate long-term debt is comprised of both term A and term B loans under the senior credit facility. The senior credit facility provides for interest at our option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 1.00% on term A and 1.25% on term B, or (2) under a LIBOR option with borrowing spreads of LIBOR plus 0.00% to LIBOR plus 2.25% on term A, depending on our leverage ratio, and LIBOR plus 2.50% on term B.

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

     Assuming a hypothetical 10% adverse change in all foreign currencies, with the resulting functional currency gains and losses translated into U.S. dollars at the spot rate, the loss in fair value of exchange contracts held on December 31, 2000, would be $0.3 million. Those losses would be offset by gains on the underlying receivables being hedged. See footnote to the financial statements 2(h) for discussion of hedging activity.

COMMODITY RISK

     We have some exposure to risks associated with fluctuations in prices for commodities used to manufacture our products, primarily for nickel, which is used in the plating of steel golf shafts. In addition we have some exposure to the price of natural gas which is used as an energy source primarily in our steel manufacturing operations. In order to mitigate these commodity risks we do, from time to time, enter into forward purchase contracts with our major providers of both nickel and natural gas.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
True Temper Sports, Inc.

     We have audited the accompanying balance sheets of True Temper Sports, Inc. as of December 31, 2000 and 1999 and the related statements of operations, changes in stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audit of the financial statements, we also audited the accompanying financial statement schedule. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of True Temper Sports, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Memphis, Tennessee
February 16, 2001

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2000         1999        1998
                                                              ---------    --------    ---------
NET SALES...................................................  $110,636     $92,215     $ 91,450
Cost of sales...............................................    65,382      56,084       59,252
                                                              --------     -------     --------
  GROSS PROFIT..............................................    45,254      36,131       32,198
Selling, general and administrative expenses................    16,899      15,156       14,227
Amortization of goodwill....................................     2,701       2,701        2,505
Write-off of goodwill.......................................        --          --       40,000
Recapitalization transaction expenses.......................        --          --        5,698
Impairment of long-lived assets.............................     1,053          --          750
Restructuring costs.........................................         7         622          400
                                                              --------     -------     --------
  OPERATING INCOME (LOSS)...................................    24,594      17,652      (31,382)
Interest expense, net of interest income....................    13,693      14,341        3,462
Other expenses, net.........................................        56          (9)          80
                                                              --------     -------     --------
  INCOME (LOSS) BEFORE INCOME TAXES.........................    10,845       3,320      (34,924)
Income taxes................................................     5,218       2,318        2,887
                                                              --------     -------     --------
  NET INCOME (LOSS).........................................  $  5,627     $ 1,002     $(37,811)
                                                              ========     =======     ========

                See accompanying notes to financial statements.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $  4,168   $  6,427
  Receivables, net..........................................     9,948     13,086
  Inventories...............................................    14,408     11,371
  Deferred financing costs..................................       618        607
  Prepaid expenses and other assets.........................     1,744        706
                                                              --------   --------
          Total current assets..............................    30,886     32,197
Property, plant and equipment, net..........................    18,078     19,280
Goodwill, net...............................................    74,114     77,032
Deferred tax assets, net....................................    48,586     53,626
Deferred financing costs, net...............................     3,803      4,376
Other assets................................................       421        452
                                                              --------   --------
          Total assets......................................  $175,888   $186,963
                                                              ========   ========
                       LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt.........................  $  1,900   $  3,800
  Current portion of capital lease liability................        19         89
  Accounts payable..........................................     7,492      5,280
  Accrued expenses and other liabilities....................     7,426      7,118
                                                              --------   --------
          Total current liabilities.........................    16,837     16,287
Long-term debt, net of current portion......................   116,505    132,605
Capital lease liability, net of current portion.............        24         28
Post-retirement medical obligation..........................     2,202      2,162
                                                              --------   --------
          Total liabilities.................................   135,568    151,082
STOCKHOLDER'S EQUITY
Common stock -- par value $0.01 per share; authorized 1,000
  shares; issued and outstanding 100 shares.................        --         --
Additional paid-in capital..................................    40,326     40,326
Accumulated deficit.........................................        (6)    (4,445)
                                                              --------   --------
          Total stockholder's equity........................    40,320     35,881
                                                              --------   --------
          Total liabilities and stockholder's equity........  $175,888   $186,963
                                                              ========   ========

                See accompanying notes to financial statements.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                     NET INVESTED
                                        COMMON STOCK      ADDITIONAL                  CAPITAL OF
                                     ------------------    PAID-IN     ACCUMULATED   FORMER PARENT
                                     SHARES   PAR VALUE    CAPITAL       DEFICIT        COMPANY       TOTAL
                                     ------   ---------   ----------   -----------   -------------   --------
BALANCE AT DECEMBER 31, 1997.......    --        $--       $    --       $    --       $146,716      $146,716
  Issuance of common shares........   100        --             --            --             --            --
  Net loss for the period from
     January 1, 1998 to September
     29, 1998......................    --        --             --            --        (32,364)      (32,364)
  Net loss for the period from
     September 30, 1998 to December
     31, 1998......................    --        --             --        (5,447)            --        (5,447)
  Net financing activities with
     former parent company.........    --        --             --            --         (7,689)       (7,689)
  Effect of recapitalization.......    --        --             --            --        (66,337)      (66,337)
  Transfer to additional paid-in
     capital on September 30,
     1998..........................    --        --         40,326            --        (40,326)           --
                                      ---        --        -------       -------       --------      --------
BALANCE AT DECEMBER 31, 1998.......   100        --         40,326        (5,447)            --        34,879
  Net income.......................    --        --             --         1,002             --         1,002
                                      ---        --        -------       -------       --------      --------
BALANCE AT DECEMBER 31, 1999.......   100        --         40,326        (4,445)            --        35,881
  Net income.......................                                        5,627                        5,627
  Dividends paid to parent
     company.......................                                       (1,188)                      (1,188)
                                      ---        --        -------       -------       --------      --------
BALANCE AT DECEMBER 31, 2000.......   100        $--       $40,326       $    (6)      $     --      $ 40,320
                                      ===        ==        =======       =======       ========      ========

                See accompanying notes to financial statements.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000       1999        1998
                                                             --------    -------    ---------
OPERATING ACTIVITIES
  Net income (loss)........................................  $  5,627    $ 1,002    $ (37,811)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization.........................     6,236      6,205        5,831
     Amortization of deferred financing costs..............       628        592          109
     Provision for restructuring costs.....................        --         --          400
     Write-off of goodwill.................................        --         --       40,000
     Loss (gain) on disposal of property, plant and
       equipment...........................................        96         (9)          89
     Impairment charge on long-lived assets and
       inventory...........................................     1,053         --          950
     Deferred taxes........................................     5,040      2,196       (2,927)
     Other noncash activities..............................        75         --           --
     Changes in assets and liabilities, net of effects from
       business acquired in 1998:
       Receivables, net....................................     3,138       (495)      (3,747)
       Inventories.........................................    (3,037)      (385)       1,711
       Prepaid expenses and other assets...................    (1,084)       365         (700)
       Accounts payable....................................     2,212     (2,460)        (672)
       Accrued interest....................................      (174)      (360)       1,450
       Other liabilities...................................       797        968          (22)
                                                             --------    -------    ---------
       Net cash provided by operating activities...........    20,607      7,619        4,661
INVESTING ACTIVITIES
  Purchase of property, plant and equipment................    (3,621)    (1,620)      (2,366)
  Proceeds from the sales of property, plant and
     equipment.............................................        22         48           --
  Purchase of Grafalloy....................................        --         --       (6,165)
  Other investing activities...............................        56         --           --
                                                             --------    -------    ---------
       Net cash used in investing activities...............    (3,543)    (1,572)      (8,531)
FINANCING ACTIVITIES
  Proceeds from issuance of long term bank debt............        --         --       37,500
  Proceeds from issuance of senior subordinated notes......        --         --      100,000
  Principal payments on bank debt..........................   (18,000)      (900)        (194)
  Principal payments on capital leases.....................       (74)      (122)        (187)
  Payment of debt issuance costs...........................       (64)      (472)      (5,212)
  Dividends paid...........................................    (1,188)        --           --
  Other financing activity.................................         3       (391)        (185)
  Recapitalization.........................................        --         --     (119,197)
  Net proceeds to former parent company....................        --         --       (7,689)
                                                             --------    -------    ---------
       Net cash provided by (used in) financing
          activities.......................................   (19,323)    (1,885)       4,836
Net (decrease) increase in cash............................    (2,259)     4,162          966
Cash at beginning of year..................................     6,427      2,265        1,299
                                                             --------    -------    ---------
Cash at end of year........................................  $  4,168    $ 6,427    $   2,265
                                                             ========    =======    =========

                See accompanying notes to financial statements.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

(1)      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

          (a)     DESCRIPTION OF BUSINESS

              True Temper Sports, Inc. (True Temper or the Company) is primarily engaged in the design, manufacture and sale of steel and composite golf club shafts as well as a variety of other high strength, high tolerance tubular components for the bicycle, automotive and recreational sports markets. True Temper's manufacturing plants and related facilities are located in Memphis, Tennessee, Amory and Olive Branch, Mississippi and El Cajon, California. The majority of True Temper's sales are to golf club manufacturers and distributors primarily located in the United States, Europe, Japan, Australia and Southeast Asia. True Temper operates as a wholly-owned operating subsidiary of True Temper Corporation.

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

              True Temper's results were included in Black & Decker's consolidated income tax returns in the various taxing jurisdictions in which it operates through September 29, 1998. The amount of income tax payable or receivable due to/from Black & Decker for the period January to September 1998 was included as a component of owner's net invested capital. The provision for income taxes, the related assets and liabilities, and the related footnote disclosures are presented as if True Temper had filed separate tax returns for these periods, and are in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (a)     REVENUE RECOGNITION

              Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the revenue amount is determinable and collection is reasonably assured. Liabilities are established for estimated returns, allowances and discounts at the time revenue is recognized.

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

              All of the accounting judgments, estimations and allocations used in preparation of the Company's financial statements prior to the leveraged recapitalization on September 30, 1998, are based on assumptions that Black & Decker management believed were reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if True Temper had been operated as a separate entity.

          (c)     TRADE ACCOUNTS RECEIVABLE

              Trade receivables are net of allowance for doubtful accounts of $1,433 and $499 as of December 31, 2000 and 1999, respectively.

          (d)     INVENTORIES

              Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

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

          (f)     PROPERTY, PLANT AND EQUIPMENT

              Property, plant and equipment is stated on a historical cost basis, net of accumulated depreciation. Depreciation is provided over the estimated useful life of each asset using the straight-line method. Leasehold improvements are amortized over the shorter of the useful life or the applicable lease term. In general the estimated useful lives are as follows:

               ASSET CATEGORY                                                   LIFE
               --------------                                                -----------
               Buildings...................................................  15-40 years
               Furniture and office equipment..............................  10-15 years
               Machinery and equipment.....................................   8-15 years
               Computers and related equipment.............................    2-4 years
               Leasehold improvements......................................   6-15 years
               Assets held for use -- not currently used for production....      8 years

          (g)     GOODWILL

              The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through discounted future cash flows of the businesses to which goodwill relates. As more fully described in Note 13, effective January 1, 1998, Black and Decker changed its method for measuring impairment of goodwill from an undiscounted cash flow approach to a discounted cash flow approach.

              ACQUISITION OF TRUE TEMPER SPORTS, INC. BY BLACK & DECKER: The excess of the purchase price of True Temper by Black & Decker over the fair value of the net assets acquired was recorded as goodwill. Amortization of goodwill is recorded on the straight-line method over a period of 40 years. Accumulated amortization was approximately $40,500 and $38,000 at December 31, 2000 and 1999, respectively. Accumulated amortization at December 31, 2000 does not include a write-off of $40,000, as described in the following paragraph and in note 13.

              ACQUISITION OF GRAFALLOY CORPORATION BY TRUE TEMPER SPORTS,
              INC.: The excess of the purchase price of Grafalloy over the fair value of the net assets acquired was recorded as goodwill. Amortization of goodwill is recorded on the straight-line method over a period of 20 years. Goodwill related to the Grafalloy acquisition was $4,114 and $4,568, net of accumulated amortization of $513 and $277, at December 31, 2000 and 1999, respectively.

          (h)     FOREIGN CURRENCIES

              Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the U.S. Dollar are included currently in the results of operations as a component of cost of sales. The loss on foreign currency in the years ended December 31, 2000, 1999 and 1998 was $496, $326 and $111, respectively. True Temper hedges its foreign currency transaction exposure through the use of forward exchange contracts. Gains and losses on foreign currency transaction hedges are recognized in income and offset the foreign exchange gains and losses on the underlying transaction.

              The following table summarizes the contractual notional amounts of True Temper's forward exchange contracts as of December 31, 2000 and 1999:

                                                                              2000      1999
                                                                             ------    ------
               Pound Sterling..............................................  $1,533    $1,396
               Yen.........................................................     947     1,014
               Australian dollar...........................................     943     1,557
                                                                             ------    ------
                         Total.............................................  $3,423    $3,967
                                                                             ======    ======

          (i)     IMPAIRMENT OF LONG-LIVED ASSETS

              The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

          (j)     ADVERTISING AND PROMOTIONAL COSTS

              Advertising and promotional costs are accounted for in accordance with Statement of Position 93-7 "Reporting on Advertising Costs", which requires that the cost of producing advertisements be expensed at the time of the first showing of the advertisement or as incurred. True Temper's policy is to expense costs associated with the production of advertising at the time of first showing of the advertisement. Advertising and promotional costs primarily consist of trade show costs, media spots including print, radio and television, advertising production and agency fees, sponsorships, and product and promotional samples. Advertising and promotional expense for 2000, 1999 and 1998 were $4,633, $4,568 and $4,186, respectively.

          (k)     RESEARCH AND DEVELOPMENT COSTS

              Costs associated with the development of new products and changes to existing products are expensed as incurred and are included in selling, general, and administrative expenses. Research and development costs for the 2000, 1999 and 1998 were $1,614, $1,757 and $2,155, respectively.

          (l)     POST-RETIREMENT BENEFITS

              True Temper's hourly union employees at our Amory, Mississippi plant are covered by a non-contributory defined benefit plan. The defined benefit plan is funded in conformity with funding requirements of applicable government regulations. Benefits are based on a negotiated, fixed amount multiplied by the employee's length of service. In addition to the defined benefit plan, these same employees receive certain post-retirement medical, dental and life insurance benefits.

              In 2000 the Company completed the termination of the True Temper Sports Inc. salaried pension plan (see Note 12 for further discussion.) It was replaced by a non-contributory defined contribution plan. Company contributions to this plan are based on the employee's age and are calculated as a percentage of compensation. This plan is funded on a current basis. In addition to the non-contributory defined contribution plan, certain post-retirement medical, dental and life insurance benefits are provided to those salaried employees who were employed by the Company prior to the termination of the salaried pension plan.

              All employees of True Temper are eligible to participate in a company sponsored 401(k) plan. The Company's contribution to this plan is calculated as a percentage of the employee's compensation and the employee's contribution. This plan is funded on a current basis.

          (m)     INCOME TAXES

              PRIOR TO SEPTEMBER 30, 1998 -- Prior to the recapitalization on September 30, 1998, True Temper was included in the consolidated tax return of Black & Decker. Income tax expense was provided as if True Temper had filed a separate tax return. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Income taxes payable/receivable and deferred tax assets and liabilities were included as a component of net invested capital.

              SUBSEQUENT TO SEPTEMBER 30, 1998 -- Beginning on September 30, 1998, income tax expense is recorded including deferred income taxes provided for the differences in the financial statement and tax bases of assets and liabilities. The tax effect of the temporary differences created as a result of the leveraged recapitalization, which resulted in a "step-up" in tax bases (see Notes 3 and 10) has been reflected in stockholder's equity at December 31, 1998.

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

              The following methods and assumptions were used by True Temper in estimating fair value disclosures for financial instruments:

              Cash, Trade Receivables and Payables -- The amounts reported in the balance sheets approximate fair value.

              Long-Term Debt -- The carrying values of the Company's variable rate debt approximates fair value. The estimated fair value of the Company's fixed rate debt is based upon interest rates available for the issuance of debt with similar terms and remaining maturities. As of December 31, 2000, the Company's Senior Subordinated Notes have an estimated fair value of $86.8 million.

              Foreign Currency Contracts -- The fair value of forward exchange contracts is estimated using prices established by financial institutions for comparable instruments and approximates carrying value, which was approximately $0.1 million.

              The fair value estimates presented herein are based on information available to management as of December 31, 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

          (o)     RECENT ACCOUNTING PRONOUNCEMENTS

              In June 2000, FASB Statement 138, "Accounting for Derivative Instruments and Hedging Activity -- Deferral of the Effective Date of FASB Statement 133", was issued. This statement shall be effective for all fiscal quarters of all fiscal years beginning after January 1, 2001. This statement requires recognition of the fair value of all derivative instruments, including certain derivative instruments embedded in other contracts, on the balance sheet and establishes new accounting rules for hedging activities. The Company has only limited involvement with derivative financial instruments, and does not use them for trading purposes. This new accounting statement is not expected to have a material impact on the Company's results of operations, cash flows or financial position.

              In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides guidance on recognition, presentation and disclosure of revenues in financial statements. SAB 101, as amended by the SEC, was adopted by us in the 2000 fourth quarter. Our existing accounting policies conformed to the requirements of SAB 101; therefore, adoption of this guidance did not impact our results of operations, cash flows or financial position.

          (p)     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

              Cash payments for income taxes and interest for the years ended December 31, 2000, 1999 and 1998, are as follows:

                                                                  2000       1999       1998
                                                                 -------    -------    ------
               Income taxes....................................  $   124         --    $5,814
               Interest........................................  $14,464    $14,334    $1,965

          (q)     RECLASSIFICATIONS

              Certain prior year amounts have been reclassified to conform with the 2000 Financial Statements included in this Form 10-K. The reclassifications had no effect on net income.

(3)      RECAPITALIZATION

        On June 29, 1998, Black & Decker Corporation, along with its True Temper Sports Division, and True Temper Sports LLC (an affiliate of Cornerstone Equity Investors, LLC), entered into an agreement pursuant to which True Temper Sports LLC acquired, effective September 30, 1998, an 89% equity interest in True Temper Corporation (TTC) (collectively referred to as the Recapitalization). True Temper Sports, Inc. was formed as the operating subsidiary of True Temper Corporation. The Recapitalization of TTC was accounted for as a leveraged recapitalization, such that the Company's assets and liabilities remain at their historical bases for financial reporting purposes; however, for income tax purposes, the transaction is treated as a taxable business combination, such that the tax basis financial statements reflect a "step-up" in bases. The following table summarizes cash paid to, equity retained by, and a note and other investments made by Black & Decker in connection with the Recapitalization.

        Cash paid to Black & Decker at the recapitalization
          closing...................................................  $177,700
        Cash paid to Black & Decker pursuant to contractual working
          capital adjustment........................................       561
                                                                      --------
                  Subtotal -- cash portion of recapitalization......   178,261
        Black & Decker note.........................................    25,000
        Black & Decker equity investment retained...................     1,036
        Black & Decker investment in redeemable preferred stock.....     2,700
                                                                      --------
                  Total.............................................  $206,997
                                                                      ========

        The sources and uses of funds for the Recapitalization are summarized as follows:

                                                                TRUE
                                                               TEMPER       TTC      COMBINED
                                                              --------    -------    --------
        Sources of funds:
          Term loan under senior credit facility............  $ 30,000(1) $    --    $ 30,000
          Senior subordinated notes.........................   100,000         --     100,000
          Black & Decker note...............................        --     25,000      25,000
          True Temper Sports LLC equity investment in common
             stock..........................................        --     16,408      16,408
          True Temper Sports LLC investment in redeemable
             preferred stock................................        --     42,300      42,300
          B&D retained equity investment in common stock....        --      1,036       1,036
          B&D investment in redeemable preferred stock......        --      2,700       2,700
          Company management investment in common stock.....        --        356         356
                                                              --------    -------    --------
                  Total sources of funds....................  $130,000    $87,800    $217,800
                                                              ========    =======    ========
        Uses of funds:
          Recapitalization..................................  $119,197    $87,800    $206,997
          Transaction costs.................................    10,803         --      10,803
                                                              --------    -------    --------
                  Total uses of funds.......................  $130,000    $87,800    $217,800
                                                              ========    =======    ========

---------------
        (1) Excludes $7.5 million of incremental borrowing that was added to the Senior Credit Facility to finance the Grafalloy acquisition.

                Transaction costs include (i) expenses associated with the Recapitalization, (ii) financing costs associated with the issuance of the Senior Subordinated Notes and the Bank Credit Facility (as more fully described in note (9), and (iii) $3,500 paid to Cornerstone Equity Investors, LLC for transaction and advisory fees.

                The initial impact on equity, for both True Temper and its parent company, TTC, is as follows:

                                                         TRUE TEMPER       TTC       CONSOLIDATED
                                                         -----------    ---------    ------------
               Cash dividend to TTC from True Temper...   $(125,916)    $ 125,916     $      --
               Cash paid to Black & Decker pursuant to
                 contractual working capital
                 adjustment............................        (561)           --          (561)
               Establish deferred tax asset, net of
                 valuation allowance...................      52,895            --        52,895
               True Temper liabilities retained by
                 Black & Decker........................       2,200            --         2,200
               Establishment of certain liabilities....      (2,050)           --        (2,050)
               TTC investment in True Temper...........       7,095        (7,095)           --
               Purchase price (excluding working
                 capital adjustment)...................          --      (206,436)     (206,436)
                                                          ---------     ---------     ---------
                         Total impact on equity........   $ (66,337)    $ (87,615)    $(153,952)
                                                          =========     =========     =========

(4)      ACQUISITION OF GRAFALLOY CORPORATION

         On October 26, 1998, True Temper acquired substantially all of the assets, and assumed certain liabilities, of Grafalloy Corporation (Grafalloy), a wholly-owned subsidiary of The American Materials & Technologies Corporation. In conjunction with this acquisition the Company recorded a liability of $500 primarily to cover severance costs for certain Grafalloy employees. As of December 31, 2000, 1999 and 1998, cumulative charges to this accrual totaled $339, $289 and $40, respectively. The $161 unused portion of the $500 liability along with the purchase price adjustment of $57 were recorded as a reduction to goodwill during 2000.

(5)      RESTRUCTURING AND ASSET IMPAIRMENT

        As described in note 4 above, the Company acquired substantially all of the assets of Grafalloy on October 26, 1998. In December 1998, the Company announced a restructuring program, the principal component of which was the consolidation of the Company's Olive Branch, Mississippi composite manufacturing operations into the El Cajon, California facility. In the second quarter of 1999 the Company completed its shutdown of the Olive Branch composite manufacturing operation and its expansion of the El Cajon facility. The remainder of the restructuring program, which was undertaken to reduce overhead and better leverage the investment the Company has in the composite business, was substantially completed during the third quarter of 1999.

        In the fourth quarter of 1998, as part of the restructuring program described above, the Company recorded restructuring and asset impairment charges primarily to cover costs associated with the shutdown of the Olive Branch, Mississippi composite manufacturing operation. These restructuring costs included an accrual for severance and related costs, in accordance with EITF 94-3, of $400, and asset impairment charges of $950 associated with this restructuring program. Direct charges to the accrual for severance and related payments, which totaled $400, were recorded during 1999 and 1998.

        The following tables set forth the components of the original restructuring accrual and asset write-downs recognized in 1998:

        Employee severance..........................................  $310
        Other.......................................................    90
                                                                      ----
                  Total restructuring accrual.......................  $400
                                                                      ====
        Write-down Olive Branch Building to fair value, less costs to sell...................................................  $600
        Write-down duplicate machinery and equipment to fair value,
          less costs to sell........................................   150
        Write-off of inventory as a result of the restructuring
          program...................................................   200
                                                                      ----
                  Total asset write-downs...........................  $950
                                                                      ====

        The total charge of $1,350 representing restructuring costs and asset impairments was reflected in the 1998 statement of operations as follows: (i) $200 for inventory write-off was recorded in cost of sales,
        (ii) $400 of restructuring costs were listed as a separate line item in the operating expense section and (iii) $750 for the building and equipment write-down was included in impairment of long-lived assets.

        In addition, the Company recorded restructuring expenses as incurred of $7 and $622 during 2000 and 1999, respectively, related to compensation, moving and other integration costs incurred as a result of the transition of manufacturing operations from the Olive Branch facility to the El Cajon facility.

        In the fourth quarter of 2000 the Company recognized a non-cash pretax charge of $1,053 associated with the impairment of a roller hearth oven located in its Amory, Mississippi steel manufacturing plant. The impairment loss was recognized when it became clear that the roller hearth oven, which had been idle and awaiting installation, was not the most cost effective nor an operationally sound alternative to the Company's production needs; and as a result the undiscounted future net cash flows expected to be generated by this asset were less than its carrying value. The Company calculated the impairment loss by comparing the carrying value of the asset to its estimated fair market value, which was determined based on the Company's internal expertise and discussions with the original manufacturer of the oven. While the Company feels the most likely disposition of this oven will be a sale to a third party, as of December 31, 2000 a formal plan of sale had not been sufficiently detailed to warrant classification as "held for sale". Accordingly, the Company will continue to depreciate the revised carrying value.

(6)      INVENTORIES

        Inventories, as of December 31 of the year indicated, consist of the following:

                                                                       2000       1999
                                                                      -------    -------
        Raw materials...............................................  $ 1,303    $ 1,345
        Work in process.............................................    2,643      2,042
        Finished goods..............................................   10,462      7,984
                                                                      -------    -------
                  Total.............................................  $14,408    $11,371
                                                                      =======    =======

(7)      PROPERTY, PLANT AND EQUIPMENT

        Major classes of property, plant and equipment, as of December 31 of the year indicated, are summarized as follows:

                                            2000       1999
                                           -------    -------
Land improvements........................  $   332    $   332
Buildings................................    6,903      6,778
Furniture and office equipment...........      803        747
Machinery and equipment..................   39,773     39,584
Computer equipment and capitalized
  software...............................    2,236      2,184
Leasehold improvements...................    2,073      2,746
Assets held for use -- not currently used
  in production..........................    1,884         --
Construction in progress.................    1,014        449
                                           -------    -------
                                            55,018     52,820
Less accumulated depreciation............   36,940     33,540
                                           -------    -------
Net property, plant and equipment........  $18,078    $19,280
                                           =======    =======

        Depreciation expense for the years ended December 31, 2000, 1999 and 1998, was $3,535, $3,504, and $3,326, respectively. Total cost of property obtained under capital leases was $996 at both December 31, 2000 and 1999, respectively. Accumulated depreciation on assets obtained under capital leases was $960 and $929 at December 31, 2000 and 1999, respectively. Amortization of assets acquired under capital leases is included in depreciation expense in all years presented.

(8)      OTHER CURRENT LIABILITIES

        Other current liabilities, as of December 31 of the year indicated, consist of the following:

                                            2000        1999
                                           ------      ------
Accrued compensation, benefits and
  related payroll taxes..................  $3,835      $3,293
Accrued interest.........................     916       1,090
Other....................................   2,675       2,735
                                           ------      ------
          Total..........................  $7,426      $7,118
                                           ======      ======

(9)      BORROWINGS

          (a)     LONG-TERM DEBT

              Long-term debt at December 31, 2000 and 1999 consisted of the following:

                                                                           2000        1999
                                                                         --------    --------
               10.875% Senior Subordinated Notes due 2008..............  $100,000    $100,000
               Bank Credit Facility with an average interest rate of
                 9.03% at December 31, 2000............................    18,405      36,405
                                                                         --------    --------
               Total debt..............................................   118,405     136,405
               Less current maturities.................................     1,900       3,800
                                                                         --------    --------
               Long-term debt..........................................  $116,505    $132,605
                                                                         ========    ========

              The 10.875% Senior Subordinated Notes due 2008 (the Notes) were issued in connection with the Recapitalization. The Notes provide for semi-annual interest payments, in arrears, commencing on June 1, 1999. At the option of the Company, up to 35% of the Notes are redeemable prior to December 1, 2001, at 110.875%, with the net cash proceeds of one or more public equity offerings. From December 1, 2001 to November 30, 2003 the Notes may be redeemed, at the option of the Company, in whole or in part, at a premium, upon the occurrence of a change of control. Subsequent to November 30, 2003 the Notes may be redeemed, at the option of the Company, in whole or in part, at a redemption price of 105.438% beginning December 1, 2003 and declining ratably thereafter to 100.0% on December 1, 2006.

              The loans outstanding under the Bank Credit Facility (the Credit Agreement) are comprised of $4,025 of Term A and $14,381 of Term
              B. The Credit Agreement provides for interest, at the Company's option, at (i) the base rate of the bank acting as administrative agent plus a margin adder of 1.00% on Term A and 1.25% on Term B, or (ii) under a LIBOR option with borrowing spreads of LIBOR plus 0.00% to LIBOR plus 2.25% on Term A, depending on the Company's leverage ratio (as defined in the Credit Agreement), and LIBOR plus 2.50% for Term B.

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

              At December 31, 1999 the current maturities of $3,800 included $2,400 of mandatory principal prepayments as stipulated under the Excess Cash Flow provision. No such annual mandatory prepayment of principle was required at December 31, 2000.

              The loans under the Credit Agreement are senior to the Notes, and are secured by substantially all of the Company's assets.

              The Credit Agreement and the Notes contain provisions which, among other things, limit the Company's ability to (i) incur additional indebtedness, (ii) make acquisitions and capital expenditures,
              (iii) sell assets, (iv) create liens or other encumbrances, (v) make certain payments and dividends, or (vi) merge or consolidate. The Bank Credit Facility also requires the Company to maintain certain specified financial ratios and tests including, (i) minimum EBITDA levels, (ii) minimum interest coverage and fixed charge coverage ratios, and (iii) maximum leverage ratios. At December 31, 2000 the Company was in compliance with all of the covenants in both the Credit Agreement and the Notes.

              At December 31, 2000, future minimum principal payments on long-term debt were as follows:

               2001........................................................  $  1,900
               2002........................................................     2,275
               2003........................................................       675
               2004........................................................     6,669
               2005........................................................     6,886
               Thereafter..................................................   100,000
                                                                             --------
                         Total.............................................  $118,405
                                                                             ========

          (b)     LINE OF CREDIT

              The Company may borrow, through September 30, 2004, up to $20,000 under a revolving credit agreement included in the Bank Credit Facility. Borrowings under the agreement are subject to the same provisions described in the long-term debt section of this footnote.

              Interest rates are floating, but in no event will be greater than prime plus 1.25% or LIBOR plus 2.50%. The Company has no outstanding borrowings under this line of credit at December 31, 2000.

(10)     INCOME TAXES

        The current and deferred provision for income taxes, for the years ended December 31, 2000, 1999 and 1998, is as follows:

                                                                   2000      1999      1998
                                                                  ------    ------    -------
        Current:
          Federal...............................................  $   48    $   --    $ 4,896
          State.................................................      --        --        918
          Foreign...............................................     129       122         --
                                                                  ------    ------    -------
                  Total current.................................     177       122      5,814
        Deferred:
          Federal...............................................   4,238     1,849     (2,464)
          State.................................................     802       347       (463)
                                                                  ------    ------    -------
                  Total deferred................................   5,040     2,196     (2,927)
                                                                  ------    ------    -------
                  Total.........................................  $5,218    $2,318    $ 2,887
                                                                  ======    ======    =======

        The actual income tax expense differs from the amounts computed by applying the U.S. federal tax rate of 34% to the pretax earnings as a result of the following:

                                                                 2000       1999         1998
                                                                ------    ---------    --------
        Computed "expected" tax expense.......................  $3,687     $1,129      $(11,874)
        State tax, net of federal benefit.....................     529        229           300
        Write-off of goodwill.................................      --         --        13,600
        Amortization of goodwill..............................     838        838           838
        Foreign taxes.........................................     129        122            --
        Other.................................................      35         --            23
                                                                ------     ------      --------
        Actual income tax expense.............................  $5,218     $2,318      $  2,887
                                                                ======     ======      ========

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

        Historically the Company has generated operating income and realization of the deferred tax assets are dependant upon the Company's ability to generate sufficient future taxable income, which management believes is more likely than not. The Company anticipates future taxable income sufficient to realize the recorded deferred tax asset, net of the existing valuation allowance at December 31, 2000. Future taxable income is based on management's forecast of the operating results of the Company, and there can be no assurance that such results will be achieved.

        Management continually reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income may not be generated to fully realize the deferred tax asset, the Company will increase the valuation allowance by a charge to income tax expense in the period of such determination.

        The components of deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                           2000        1999
                                                         --------    --------
Deferred tax assets:
  Acquisition costs....................................  $    874    $  1,192
  Goodwill.............................................    59,855      64,582
  Accrued liabilities..................................     1,186         592
  Asset impairment.....................................       704         259
  Net operating loss carryforwards.....................     3,863       4,712
                                                         --------    --------
     Gross deferred tax assets.........................    66,482      71,337
  Less valuation allowance.............................   (17,644)    (17,632)
                                                         --------    --------
     Deferred tax assets, net of valuation allowance...    48,838      53,705
                                                         --------    --------
Deferred tax liabilities:
  Property, plant and equipment........................      (224)        (55)
  Other................................................       (28)        (24)
                                                         --------    --------
     Gross deferred liabilities........................      (252)        (79)
     Net deferred tax asset............................  $ 48,586    $ 53,626
                                                         ========    ========

        At December 31, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $10,050 which expire between 2018 and 2020 and $50 alternative minimum tax credit carry forward which is carried forward indefinitely.

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

        Corporate Expense Allocation -- Prior to September 30, 1998, True Temper received certain services provided by Black & Decker that include cash management, tax reporting, risk management and internal audit. Allocated expenses for such services, amounting to $763 for the year ended December 31, 1998, have been included in the accompanying statements of operations. Charges for these corporate services were based upon a general allocation methodology determined by Black & Decker (used to allocate all corporate overhead expenses to Black & Decker's operating divisions and subsidiaries), and have not necessarily been allocated on a basis which approximates True Temper's estimated usage of such services. Management believes the estimated stand-alone expenses for such services would have been, for the nine month period ended September 29, 1998, $375.

        Corporate Pass-Through Charges -- Black & Decker provided certain common services for True Temper and other Black & Decker affiliates, including group self-insurance programs and blanket insurance coverage. Many of these services represent services provided by third parties whereby Black & Decker incurred the cost of the service on behalf of True Temper. Black & Decker charged True Temper for the estimated cost of these services. The costs for these services and/or expenses have been allocated to True Temper by Black & Decker based upon certain allocation methodologies determined by Black & Decker. Management believes the estimated stand-alone expenses for such services would have been, for the nine month period ended September 29, 1998, $4,889.

        Reflected in the statements of operations are the following pass-through costs:

                                                                       1998
                                                                      ------
        Product liability and general insurance.....................  $  555
        Human resources.............................................   2,872
        Other.......................................................   1,903
                                                                      ------
                  Total.............................................  $5,330
                                                                      ======

        Shared Direct Services with Black & Decker Affiliates -- Prior to September 30, 1998, True Temper utilized certain direct services provided by other Black & Decker affiliates mainly in conjunction with the Company's non-domestic sales. The direct services primarily include payroll and benefit processing, accounts receivable support, and inventory warehousing. Total charges for these services, for the nine month period ended September 29, 1998 were $47.

        Net Investment -- The net invested capital account includes transactions of an intercompany nature, related to deferred income taxes, post-retirement benefits, other intercompany transactions and the residual net investment balance in True Temper. The following table sets forth the components of the net investment reflected in the Statement of Changes In Stockholder's Equity as of December 31, 1998:

        Deferred income taxes.......................................   $   (236)
        Post-retirement benefits....................................      7,456
        Residual investment.........................................    139,496
                                                                       --------
                  Total.............................................   $146,716
                                                                       ========

        All transactions between Black & Decker and True Temper have been accounted for as settled in cash at the time the transactions were recorded by True Temper for the purposes of the statement of cash flows.

(12)     EMPLOYEE BENEFIT PLANS

        True Temper Sports, Inc. has a qualified pension plan and a postretirement benefit plan for the hourly union employees at its Amory, Mississippi plant. During 2000 the True Temper Sports, Inc. Pension Plan, which covered the majority of salaried employees, was terminated and all assets were distributed. The following tables provide a reconciliation of the changes in the plans' benefit obligation and fair value of asset for the years ended December 31, 2000 and 1999, and a statement of the plans' funded status as of December 31 for each year:

                                                                       2000       1999
                                                                      -------    -------
        Reconciliation of benefit obligation:
        Benefit obligation at beginning of year.....................  $12,387    $13,336
        Service cost................................................      317        683
        Interest cost...............................................      851        864
        Actuarial losses (gains)....................................    1,194     (2,172)
        Benefit payments............................................     (188)        --
        Curtailments................................................     (897)      (324)
        Settlements.................................................   (4,314)        --
                                                                      -------    -------
          Benefit obligation at end of year.........................  $ 9,350    $12,387
                                                                      =======    =======

                                                                       2000       1999
                                                                      -------    -------
        Reconciliation of fair value of plan assets:
          Fair value of plan assets at beginning of year............  $15,249    $14,609
          Actual return on plan assets..............................    3,387        640
          Employer contributions....................................       46         --
          Benefit payments..........................................     (188)        --
          Asset reversion...........................................     (869)        --
          Settlements...............................................   (4,314)        --
                                                                      -------    -------
             Fair value of plan assets at end of year...............  $13,311    $15,249
                                                                      =======    =======
        Funded status:
          Funded status at December 31..............................  $ 3,961    $ 2,862
          Unrecognized net actuarial gain...........................   (4,147)    (3,156)
                                                                      -------    -------
             Net amount recognized..................................  $  (186)   $  (294)
                                                                      =======    =======

        Pension plan assets exceeded the accumulated benefit obligation at December 31, 2000 and December 31, 1999.

        The following table provides the components of net periodic benefit cost for the defined benefit pension plans for the years ended December 31:

                                                                       2000       1999
                                                                      -------    -------
        Service cost of benefits earned during the year.............  $   317    $   683
        Interest cost on projected benefit obligation...............      851        864
        Expected return on plan assets..............................   (1,134)    (1,101)
        Recognized net gains........................................     (168)       (44)
        Recognized curtailment gain.................................     (897)      (267)
        Recognized settlement loss..................................      970         --
                                                                      -------    -------
             Net periodic pension cost..............................  $   (61)   $   135
                                                                      =======    =======
        Weighted average assumptions:
          Discount rate:
             Pension cost...........................................     7.75%      6.50%
             Benefit obligation.....................................     7.50%      7.75%
             Expected return on plan assets.........................     8.50%      7.50%
             Rate of compensation increase..........................     5.00%      5.00%

        During 2000 True Temper completed the termination of its pension plan for salaried employees. As of December 31, 2000 all liabilities of the plan were satisfied, and the cash remaining in the plan reverted to the Company. As a result, the Company recognized a net curtailment/settlement gain of $666, net of excise taxes totaling $130. Of the total gain approximately $406 was recognized in cost of sales and $260 in selling, general and administrative expenses.

        During 1999, True Temper recognized a curtailment gain totaling $267 associated with the closure of its Olive Branch, Mississippi manufacturing facility.

        Assets of the remaining defined benefit plan for hourly union employees consist primarily of investments in equity securities, debt securities, and cash equivalents.

        In addition to the remaining defined benefit pension plan for hourly employees, the Company also maintains a defined contribution plan which covers substantially all employees. Expenses for defined contribution plans amounted to $709, $247 and $174 in 2000, 1999 and 1998, respectively.

        The Company also participates in certain unfunded health care plans that provide post-retirement medical, dental, and life insurance to most hourly employees. The post-retirement plans are contributory, and include certain cost-sharing features, such as deductibles and co-payments.

        The following table sets forth the benefit obligation of the unfunded post-retirement health plans as of December 31:

                                                                       2000        1999
                                                                      ------      ------
        Reconciliation of benefit obligation:
          Benefit obligation at beginning of year...................  $2,020      $1,965
          Service cost..............................................      37          92
          Interest cost.............................................     137         130
          Actuarial gains...........................................     (91)       (133)
          Benefits paid.............................................     (75)         (2)
          Curtailments..............................................     (52)        (32)
                                                                      ------      ------
          Benefit obligation at end of year.........................   1,976       2,020
          Unrecognized net actuarial loss...........................     226         142
                                                                      ------      ------
          Accrued benefit costs.....................................  $2,202      $2,162
                                                                      ======      ======

        The following table provides the components of net periodic benefit expense for the unfunded post retirement health plans for the years ended December 31:

                                                                      2000         1999
                                                                      -----        -----
        Service cost................................................  $  37        $  92
        Interest cost...............................................    137          130
        Amortization of prior service costs.........................     (7)          --
        Recognized curtailment gain.................................    (52)         (25)
                                                                      -----        -----
          Net periodic cost.........................................  $ 115        $ 197
                                                                      =====        =====
        Discount Rate:
          Pension cost..............................................   7.75%        6.50%
          Benefit obligation........................................   7.50%        7.75%

        The healthcare cost trend rate used to determine the post-retirement benefit obligation was 7.0% for 2001. This rate decreases gradually to an ultimate rate of 5.0% in 2006, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. The following table sets forth the impact of a 1.00% change in the trend rate:

        Effect of 1.00% increase in trend rate on:
          Net periodic cost.........................................  $   9
          Post-retirement benefit obligation........................  $  99
        Effect of 1.00% decrease in trend rate on:
          Net periodic cost.........................................  $ (10)
          Post-retirement benefit obligation........................  $(102)

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

              Future minimum payments under non-cancelable operating and capital leases with initial terms of one year or more as of December 31, 2000 are as follows:

                                                                           CAPITAL     OPERATING
                                                                           LEASES       LEASES
                                                                           -------     ---------
               2001......................................................    $29        $  874
               2002......................................................     21           491
               2003......................................................     --           401
               2004......................................................     --            88
                                                                             ---        ------
                    Total minimum lease payments.........................     50        $1,854
                                                                                        ======
               Less: amount representing interest........................     (7)
                                                                             ---
                    Present value of net minimum capital lease
                      payments...........................................    $43
               Less: current installments of obligations under capital
                 leases..................................................    $19
                                                                             ---
                    Obligation under capital leases excluding current
                      installments.......................................    $24
                                                                             ===

              Rental expense on operating leases, excluding sublease rent received, was $940, $845, and $547 for 2000, 1999 and 1998, respectively.

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

                                                               AS OF AND FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                 2000       1999       1998
                                                               --------    -------    -------
               Net sales:
                 Golf shafts.................................  $106,530    $88,204    $87,399
                 Performance tubing..........................     4,106      4,011      4,051
                                                               --------    -------    -------
                         Total...............................  $110,636    $92,215    $91,450
                                                               ========    =======    =======
               Gross profit:
                 Golf shafts.................................  $ 44,140    $35,213    $30,869
                 Performance tubing..........................     1,114        918      1,329
                                                               --------    -------    -------
                         Total...............................  $ 45,254    $36,131    $32,198
                                                               ========    =======    =======
               Total assets:
                 Jointly used assets.........................  $  5,294    $ 5,955
                 Golf shafts.................................    37,339     36,742
                 Performance tubing..........................     1,652      1,978
                                                               --------    -------
                         Total...............................  $ 44,285    $44,675
                                                               ========    =======

              Revenues from one customer of True Temper's golf shafts segment represent approximately $12,000 of the Company's consolidated 1999 revenues. No single customer had revenues greater than 10% of the total Company consolidated revenues for 2000 and 1998.

              Following are reconciliations of total reportable segment assets to total Company assets, and total reportable segment gross profit to total Company income (loss) before income taxes:

                                                                          AS OF DECEMBER 31,
                                                                         --------------------
                                                                           2000        1999
                                                                         --------    --------
               Total assets:
                 Total from reportable segments........................  $ 44,285    $ 44,675
                 General corporate.....................................   131,603     142,288
                                                                         --------    --------
                         Total.........................................  $175,888    $186,963
                                                                         ========    ========

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                 2000        1999        1998
                                                               --------    --------    ---------
               Total reportable segment gross profit.........  $45,254     $36,131     $ 32,198
               Less:
                 Selling, general and administrative
                    expenses.................................   16,899      15,156       14,227
                 Amortization of goodwill....................    2,701       2,701        2,505
                 Write-off of goodwill.......................       --          --       40,000
                 Recapitalization transaction expenses.......       --          --        5,698
                 Impairment charge on long-lived assets......    1,053          --          400
                 Restructuring costs.........................        7         622          750
                 Interest expense............................   13,693      14,341        3,462
                 Other expense (income), net.................       56          (9)          80
                                                               -------     -------     --------
               Total Company income (loss) before income
                 taxes.......................................  $10,845     $ 3,320     $(34,924)
                                                               =======     =======     ========

          (b)     SALES BY GEOGRAPHIC REGION

              The geographic distribution of the Company's net sales, by location of customer, is summarized as follows:

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                 2000         1999        1998
                                                               ---------    --------    --------
               U.S. .........................................  $ 90,404     $77,984     $76,689
               International.................................    20,232      14,231      14,761
                                                               --------     -------     -------
                         Total...............................  $110,636     $92,215     $91,450
                                                               ========     =======     =======

              No individual country or geographic area outside the U.S. accounts for 10% or more of total sales. Assets by location are not disclosed, as assets located outside the U.S. are immaterial.

(16)     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2000 and 1999.

                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
        2000
        Net sales...................................  $28,611    $34,141    $24,829    $23,055
        Gross profit................................   10,958     14,372     10,405      9,519
        Net income..................................    1,415      3,032      1,092         88

        1999
        Net sales...................................  $23,406    $27,144    $20,506    $21,159
        Gross profit................................    9,177     10,450      8,310      8,194
        Net income..................................      129        879       (152)       146

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of True Temper as of December 31, 2000 are as follows:

    NAME                             AGE                           POSITION
    ----                             ---                           --------
    Scott C. Hennessy..............  41     Chief Executive Officer, President and Director
    Fred H. Geyer..................  40     Vice President, Chief Financial Officer and Treasurer
    Raymond J. Johnson.............  44     Vice President of Operations and Engineering
    David N. Hallford..............  47     Vice President of Sales/Golf Products
    Stephen M. Brown...............  35     Director of Human Resources
    Bill R. Beatty.................  40     Director of Marketing
    Adrian H. McCall...............  42     Vice President of International Sales and Marketing
    Andy York......................  36     Director and General Manager of Performance Tubing
    Mark Rossi.....................  44     Director
    Robert A. Knox.................  48     Director
    Raymond A. DeVita..............  64     Director
    Patrick N.W. Turner............  40     Director

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

     Raymond J. Johnson has been Vice President of Operations and Engineering of True Temper since July 1999. From August 1998 to July 1999 Mr. Johnson was Vice President and General Manager of the Diversified Products Division of Technimark. From 1983 to 1998 Mr. Johnson held various management positions at Black & Decker in engineering and operations. Mr. Johnson received a B.A. from the University of North Carolina at Chapel Hill.

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

     Mark Rossi became a director of True Temper in connection with the Recapitalization. Mr. Rossi has served as Senior Managing Director of Cornerstone Equity Investors L.L.C. since December 1996. From 1983 to 1996, Mr. Rossi was affiliated with the general partners of various private equity funds managed by Prudential. Mr. Rossi is also a director of Maxwell Technologies, Inc., Novatel Wireless, Inc. and several private companies. Mr. Rossi received a B.A. from Saint Vincent College and an M.B.A. from Northwestern University.

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

     Raymond A. DeVita became a director of True Temper in connection with the recapitalization. Mr. DeVita served as President of True Temper from 1994 to 1996 and Executive Vice President of Black & Decker from 1989 to 1996. Mr. DeVita retired in 1996. Prior to 1989, Mr. DeVita was Executive Vice President of Emhart. Mr. DeVita is also a director of Black & Decker Health Care Management Corp. Mr. DeVita received a B.S. and M.S. from Tufts University.

     Patrick N.W. Turner became a director in connection with the refinancing of True Temper Corporation Notes. Mr. Turner is co-managing partner of Canterbury Mezzanine Capital I and II where he has been since July 1996. Mr. Turner was a director at Barclays Mezzanine Group a part of Barclays Bank PLC from 1989 to 1995. Currently, Mr. Turner is a director of one other private company. Mr. Turner received an M.A. from Oxford University in England and an M.B.A. from New York University.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to True Temper for 2000 and 1999 of those persons who served as (1) the Chief Executive

Officer during 2000 and (2) the other four most highly compensated executive officers of True Temper for 2000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION
                                             ---------------------------------------
                                                          BONUS       OTHER ANNUAL        ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR     SALARY      EARNED     COMPENSATION(1)   COMPENSATION(2)
---------------------------          ----    --------    --------    ---------------   ---------------
Scott C. Hennessy..................  2000    $273,958    $683,000(5)    $101,236(3)        $8,500
  Chief Executive Officer,           1999    $261,458    $358,000(5)    $ 27,995           $6,109
  President and Director
Fred H. Geyer......................  2000    $141,167    $165,000       $    151           $8,500
  Vice President, Chief Financial    1999    $131,000    $ 55,000       $    136           $4,268
  Officer and Treasurer
Raymond J. Johnson.................  2000    $154,583    $140,000       $  4,524           $8,500
  Vice President, of Operations      1999    $ 91,058    $ 30,000       $ 35,120(4)            --
  and Engineering
Adrian H. McCall...................  2000    $135,542    $ 75,000       $    143           $8,500
  Vice President of International    1999    $129,958    $ 38,000       $    182           $4,248
  Sales and Marketing
David N. Hallford..................  2000    $121,125    $ 66,000       $ 10,611           $7,556
  Vice President of Sales/Golf       1999    $116,583    $ 30,000       $  9,150           $3,813
  Products

---------------
(1) Includes certain life insurance benefits; and where applicable, country club dues and use of company car.

(2) Includes company contributions under our 401(k) plan.

(3) Includes the dollar value of the difference between the price paid for common stock of True Temper Corporation and the fair market value of such stock at the time of purchase.

(4) Amount includes moving and relocation benefits.

(5) Amount includes a $500,000 and $175,000 performance bonus for 2000 and 1999 respectively and a service payment of $183,000 for each year. The two service payments for 2000 and 1999 were issued pursuant to an agreement that was made with Mr. Hennessy in conjunction with the Recapitalization agreement between Black & Decker and True Temper Sports LLC.

PENSION PLANS

     True Temper Sports, Inc. sponsors one tax qualified defined benefit pension plan. Only the hourly employees at the Amory, Mississippi manufacturing plant, who are part of the collective bargaining unit, are eligible to participate in the plan. Benefits are calculated based primarily on years of service, among other factors. As of December 31, 2000 none of True Temper Corporation's named executive officers were eligible to participate in the plan.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth all options granted To Named Executive Officers during 2000.

                                                  INDIVIDUAL GRANTS
                                -----------------------------------------------------         POTENTIAL
                                                % OF                                      REALIZED VALUE AT
                                               TOTAL                                       ASSUMED ANNUAL
                                NUMBER OF     OPTIONS                                   RATES OF STOCK PRICE
                                SECURITIES   GRANTED TO   EXERCISE                          APPRECIATION
                                UNDERLYING   EMPLOYEES    OR BASE                          FOR OPTION TERM
                                 OPTIONS     IN FISCAL     PRICE        EXPIRATION      ---------------------
NAME                             GRANTED        YEAR       ($/SH)          DATE            5%          10%
----                            ----------   ----------   --------   ----------------   ---------   ---------
Hennessy, Scott...............    20,326        80.3%       2.50     January 19, 2010    $31,957     $80,986
Geyer, Fred...................        --          --          --                   --         --          --
Johnson, Raymond..............        --          --          --                   --         --          --
McCall, Adrian................        --          --          --                   --         --          --
Hallford, David...............        --          --          --                   --         --          --

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

     The annual incentive compensation element is based on the Company's attainment of certain levels of profitability. The long-term stock-based element is developed by reference to competitive practices and trends of other companies which use stock options as a component of executive compensation. Long-term stock-based incentives are to incentivize executive officers to increase shareholder value. Accordingly, the Committee has taken into account the amount and value of options held by each of the executive officers when considering new grants to assure that deserving executives have an equity participation in the Company. In fixing the stock option grants for fiscal 2000, the Committee considered the current stock holdings of each individual, their responsibilities and historical and anticipated future contributions to True Temper's performance.

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

                                         COMPENSATION COMMITTEE

                                            Raymond A. DeVita
                                            Scott C. Hennessy
                                            Robert A. Knox

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the outstanding shares of our capital stock are owned by True Temper Corporation. The following table sets forth information with respect to the beneficial ownership of True Temper Corporation's capital stock as of March 23, 2001 by:

     (1) all stockholders of True Temper Corporation that own more than 5% of any class of such voting securities,

     (2) each director and named executive officer, and

     (3) all directors and executive officers as a group.

                                                                                    PERCENTAGE OF
                                         NUMBER OF    NUMBER OF    PERCENTAGE OF     OUTSTANDING    PERCENTAGE OF
                                         PREFERRED     COMMON       OUTSTANDING        COMMON       VOTING CAPITAL
NAME OF BENEFICIAL OWNER(1)                SHARES      SHARES     PREFERRED STOCK       STOCK           STOCK
---------------------------              ----------   ---------   ---------------   -------------   --------------
True Temper Sports LLC(2)..............  11,750,000   8,192,163        100.0%           85.1%            85.1%
  c/o Cornerstone Equity Investors,
    L.L.C.
  717 Fifth Avenue
    Suite 1100
  New York, New York 10022
Scott C. Hennessy......................          --     682,849           --             7.1%             7.1%
Fred H. Geyer..........................          --      62,893           --           *                *
Raymond J. Johnson.....................          --      23,958           --           *                *
Adrian H. McCall.......................          --      49,273           --           *                *
David N. Hallford......................          --      31,097           --           *                *
Raymond A. DeVita......................          --       7,667           --           *                *
All directors and executive officers as
  a group (9 persons)(3)...............          --     902,269           --             9.4%             9.4%

---------------
 *  Less than 1%.

(1) Except as otherwise indicated, the address for all persons shown on this table is c/o True Temper Sports, Inc., 8275 Tournament Drive, Suite 200, Memphis, TN 38125.

(2) Membership interests in True Temper Sports, LLC are held by Cornerstone Equity Investors IV, L.P. (73.9%), GS Private Equity Partners, L.P. (17.2%), GS Private Equity Partners Offshore, L.P. (8.3%) and other investors (0.5%).

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

          1. Financial Statements. The following financial statements of True Temper Sports, Inc. have been included in part II, item 8 of this report on Form 10-K.

              Independent Auditors' Report
              Statements of Operations for the three years ended December 31,
              2000
              Balance Sheets at December 31, 2000 and 1999
              Statements of Changes in Stockholder's Equity for the three years ended December 31, 2000
              Statements of Cash Flows for the three years ended December 31,
              2000
              Notes to Financial Statements

          2. Financial Statement Schedule.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                ADDITIONS
                                                         -----------------------
                                            BALANCE AT   CHARGED TO   CHARGED TO                   BALANCE AT
                                            BEGINNING    COSTS AND      OTHER                        ENDED
DESCRIPTION                                 OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS(3)   OF PERIOD
-----------                                 ----------   ----------   ----------   -------------   ----------
                                                                  DOLLARS IN THOUSANDS
                                                                     (DEBIT)/CREDIT
ALLOWANCE FOR DOUBTFUL ACCOUNTS
          Year Ended December 31, 1998....      268           69         284(1)          (29)          592
          Year Ended December 31, 1999....      592          173          --            (266)          499
          Year Ended December 31, 2000....      499        1,124          --            (190)        1,433
ALLOWANCE FOR OBSOLETE INVENTORY
          Year Ended December 31, 1998....      332          307         234(2)         (178)          695
          Year Ended December 31, 1999....      695          396          --            (475)          616
          Year Ended December 30, 2000....      616          400          --            (412)          604
RESTRUCTURING RESERVES
          Year Ended December 31, 1998....      175(4)       400          --             (37)          538
          Year Ended December 31, 1999....      538           --          --            (378)          160
          Year Ended December 31, 2000....      160           --          --            (160)(5)        --

---------------
     (1) Represents (i) $136 from the acquisition of Grafalloy Corporation and
         (ii) $148 to reclassify outstanding credit memos.

     (2) From the acquisition of Grafalloy Corporation.

     (3) Deductions represent (i) uncollectible accounts charged against the allowance for doubtful accounts, (ii) the cost of obsolete inventory disposed of and (iii) actual costs incurred for restructuring activities.

     (4) Represents costs associated with exiting the Company's Seneca, South Carolina production facility.

     (5) Represents (i) $42 of actual costs incurred for restructuring activities and (ii) the remaining balance of the Seneca plant restructuring reserve of $118 was netted against impairment charge on long-lived assets.

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          3. EXHIBITS.

           See the Index to Exhibits.

     (b) REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2001

                                          True Temper Sports, Inc.

                                          By: /s/   SCOTT C. HENNESSY
                                            ------------------------------------
                                            Name: Scott C. Hennessy
                                            Title:   President and
                                                 Chief Executive Officer

                                          By: /s/     FRED H. GEYER
                                            ------------------------------------
                                            Name: Fred H. Geyer
                                            Title:   Vice President,
                                                 Chief Financial Officer
                                                 and Treasurer

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 28, 2001.

                                          By: /s/    ROBERT A. KNOX
                                            ------------------------------------
                                            Name: Robert A. Knox
                                            Title:   Director

                                          By: /s/      MARK ROSSI
                                            ------------------------------------
                                            Name: Mark Rossi
                                            Title:   Director

                                          By: /s/  PATRICK N.W. TURNER
                                            ------------------------------------
                                            Name: Patrick N.W. Turner
                                            Title:   Director

                                          By: /s/   RAYMOND A. DEVITA
                                            ------------------------------------
                                            Name: Raymond A. DeVita
                                            Title:   Director

                               INDEX TO EXHIBITS

EXHIBIT
-------
  2.1     Reorganization, Recapitalization and Stock Purchase
          Agreement dated as of June 29, 1998 by and between The Black
          & Decker Corporation, True Temper Sports, Inc. and TTSI LLC
          ("Recapitalization Agreement") (filed as exhibit 2.1 to the
          Company's Registration Statement on Form S-4 (No.
          333-72343), as filed with the Securities and Exchange
          Commission (the "SEC") on February 12, 1999 (the "Form
          S-4").*
  2.2     Amendment No. 1 to Recapitalization Agreement dated August
          1, 1998 (filed as exhibit 2.2 to Form S-4).*
  2.3     Amendment No. 2 to Recapitalization Agreement dated
          September 30, 1998 (filed as exhibit 2.3 to Form S-4).*
  2.4     Assignment and Assumption Agreement by and between True
          Temper Corporation ("TTC") and the Company dated September
          30, 1998 (filed as exhibit 2.4 to Form S-4).*
  3.1     Amended and Restated Certificate of Incorporation of the
          Company, dated September 29, 1988 (filed as Exhibit 3.1 to
          Form S-4).*
  3.2     By-laws of the Company (filed as Exhibit 3.2 to Form S-4).*
  4.1     Indenture dated November 23, 1998 between the Company United
          States Trust of New York (filed as Exhibit 4.1 to Form
          S-4).*
  4.2     Purchase Agreement dated November 18, 1998 between the
          Company and Donaldson, Lufkin and Jenrette (filed as Exhibit
          4.2 to Form S-4).*
  4.3     Registration Rights Agreement dated as of November 23, 1998 between the Company and Donaldson, Lufkin and Jenrette
          (filed as Exhibit 4.3 to Form S-4).*
 10.1     Management Services Agreement dated as of September 30, 1998 between the Company and Cornerstone Equity Investors, LLC
          ("Management Services Agreement") (filed as Exhibit 10.1 to
          Form S-4).*
 10.2     Amendment to Management Services Agreement dated November
          23, 1998 (filed as Exhibit 10.2 to Form S-4).*
 10.3     Credit Agreement dated as of September 30, 1998 among the
          Company, various financial institutions, DLJ Capital
          Funding, Inc. and The First National Bank of Chicago (filed as Exhibit 10.3 to Form S-4).*
 10.4     Securities Purchase Agreement dated as of September 30, 1998 among TTC and the Purchase Party thereto (filed as Exhibit
          10.4 to Form S-4).*
 10.5     Amendment No. 1 to Credit Agreement dated June 11, 1999
          (filed as Exhibit 10.5 to the Company's 1999 Annual Report on Form 10-K, as filed with the SEC on March 30, 2000).*
 10.6     True Temper Corporation 1998 Stock Option Plan (filed as
          Exhibit 10.6 to the Company's 1999 Annual Report on Form
          10-K, as filed with the SEC on March 30, 2000).*
 10.7     Shareholder's Agreement dated as of September 30, 1998
          (filed as Exhibit 10.7 to the Company's 1999 Annual Report on Form 10-K, as filed with the SEC on March 30, 2000).*
 10.8     Amended and Restated Management Services Agreement dated
          March 27, 2000 (filed as Exhibit 10.8 to the Company's
          Quarterly Report on Form 10-Q for the quarterly period ended
          April 2, 2000, as filed with the SEC on May 16, 2000).*
 10.9     Amendment No. 2 to Credit Agreement dated November 17, 2000.
 12.1     Computation of Ratio of Earnings To Fixed Charges.

---------------
* Incorporated by reference