Form 10-Q
period 2001-04-01
TRUE TEMPER SPORTS INC
filed 2001-05-11
CIK 1078547

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001

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

     As of May 11, 2001 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TRUE TEMPER SPORTS, INC.

                                     INDEX

                                                                                   PAGE
                                                                                   ----
PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements
                   Condensed Statements of Operations for the three month
                   periods ended April 1, 2001 (Unaudited) and April 2, 2000
                   (Unaudited).................................................       1
                   Condensed Balance Sheets as of April 1, 2001 (Unaudited) and
                   December 31, 2000 (Unaudited)...............................       2
                   Condensed Statements of Cash Flows for the three month
                   periods ended April 1, 2001 (Unaudited) and April 2, 2000
                   (Unaudited).................................................       3
                   Notes to Condensed Financial Statements (Unaudited).........       4
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................       6
          Item 3.  Quantitative and Qualitative Disclosures About Market
                   Risk........................................................       9
PART II.  OTHER INFORMATION
          Item 1.  Legal Proceedings...........................................      10
          Item 2.  Changes in Securities and Use of Proceeds...................      10
          Item 3.  Defaults Upon Senior Securities.............................      10
          Item 4.  Submission of Matters to a Vote of Security Holders.........      10
          Item 5.  Other Information...........................................      10
          Item 6.  Exhibits and Reports on Form 8-K............................      10
Signatures.....................................................................      12

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 FOR THE THREE
                                                                  MONTHS ENDED
                                                              --------------------
                                                              APRIL 1,    APRIL 2,
                                                                2001        2000
                                                              --------    --------
Net sales...................................................  $34,392     $28,611
Cost of sales...............................................   21,394      17,653
                                                              -------     -------
     GROSS PROFIT...........................................   12,998      10,958
Selling, general and administrative expenses................    4,917       3,939
Amortization of goodwill....................................      675         676
Restructuring costs.........................................       --           7
                                                              -------     -------
     OPERATING INCOME.......................................    7,406       6,336
Interest expense, net of interest income....................    3,219       3,611
Other expenses, net.........................................       11          10
                                                              -------     -------
     INCOME BEFORE INCOME TAXES.............................    4,176       2,715
Income taxes................................................    1,854       1,300
                                                              -------     -------
     NET INCOME.............................................  $ 2,322     $ 1,415
                                                              =======     =======

            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               APRIL 1,      DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................   $  6,338        $  4,168
  Receivables, net..........................................     15,204           9,948
  Inventories...............................................     11,946          14,408
  Prepaid expenses and other current assets.................      2,513           2,362
                                                               --------        --------
     Total current assets...................................     36,001          30,886
Property, plant and equipment, net..........................     17,902          18,078
Goodwill, net...............................................     73,439          74,114
Deferred tax assets, net....................................     46,766          48,586
Other assets................................................      4,101           4,224
                                                               --------        --------
     Total assets...........................................   $178,209        $175,888
                                                               ========        ========
             LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt.........................   $  2,025        $  1,900
  Accounts payable..........................................      6,733           7,492
  Accrued expenses and other current liabilities............      9,547           7,445
                                                               --------        --------
     Total current liabilities..............................     18,305          16,837
Long-term debt less the current portion.....................    115,936         116,505
Other liabilities...........................................      2,211           2,226
                                                               --------        --------
     Total liabilities......................................    136,452         135,568
STOCKHOLDER'S EQUITY
  Common stock -- par value $0.01 per share; authorized
     1,000 shares; issued and outstanding 100 shares........         --              --
  Additional paid in capital................................     40,326          40,326
  Retained earnings (accumulated deficit)...................      1,431              (6)
                                                               --------        --------
     Total stockholder's equity.............................     41,757          40,320
                                                               --------        --------
     Total liabilities and stockholder's equity.............   $178,209        $175,888
                                                               ========        ========

            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 FOR THE THREE
                                                                  MONTHS ENDED
                                                              --------------------
                                                              APRIL 1,    APRIL 2,
                                                                2001        2000
                                                              --------    --------
OPERATING ACTIVITIES
  Net income................................................  $ 2,322      $1,415
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    1,478       1,550
     Amortization of deferred financing costs...............      162         151
     Loss on disposal of property, plant and equipment......       14          48
     Deferred taxes.........................................    1,820       1,271
     Changes in operating assets and liabilities, net.......   (1,614)      1,509
                                                              -------      ------
       Net cash provided by operating activities............    4,182       5,944
INVESTING ACTIVITIES
  Purchase of property, plant and equipment.................     (653)     (2,006)
  Proceeds from sales of property, plant and equipment......       12          13
                                                              -------      ------
       Net cash used in investing activities................     (641)     (1,993)
FINANCING ACTIVITIES
  Principal payments on bank debt...........................     (444)     (2,719)
  Principal payments on capital leases......................       (9)        (17)
  Dividends paid............................................     (885)         --
  Other financing activity..................................      (33)         (2)
                                                              -------      ------
       Net cash used in financing activities................   (1,371)     (2,738)
Net increase in cash........................................    2,170       1,213
Cash at beginning of period.................................    4,168       6,427
                                                              -------      ------
Cash at end of period.......................................  $ 6,338      $7,640
                                                              =======      ======

            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

1) BASIS OF PRESENTATION

     The accompanying unaudited financial statements of True Temper Sports, Inc. ("True Temper" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000. In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for interim periods.

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

2) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, FASB Statement 138, "Accounting for Derivative Instruments and Hedging Activity -- Deferral of the Effective Date of FASB Statement 133", was issued. This statement shall be effective for all fiscal quarters of all fiscal years beginning after January 1, 2001. This statement requires recognition of the fair value of all derivative instruments, including certain derivative instruments embedded in other contracts, on the balance sheet and establishes new accounting rules for hedging activities. The Company has only limited involvement with derivative financial instruments, and does not use them for trading purposes. Adoption of this new accounting statement had no impact on the Company's results of operations, cash flows or financial position.

3) INVENTORIES

                                                              APRIL 1,    DECEMBER 31,
                                                                2001          2000
                                                              --------    ------------
Raw materials...............................................  $ 1,202       $ 1,303
Work in process.............................................    2,925         2,643
Finished goods..............................................    7,819        10,462
                                                              -------       -------
Total.......................................................  $11,946       $14,408
                                                              =======       =======

4) SEGMENT REPORTING

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

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                 FOR THE THREE
                                                                  MONTHS ENDED
                                                              --------------------
                                                              APRIL 1,    APRIL 2,
                                                                2001        2000
                                                              --------    --------
Net sales:
  Golf shafts...............................................  $33,521     $27,485
  Performance tubing........................................      922       1,126
                                                              -------     -------
     Total..................................................  $34,392     $28,611
                                                              =======     =======
Gross profit:
  Golf shafts...............................................  $12,681     $10,710
  Performance tubing........................................      317         248
                                                              -------     -------
     Total..................................................  $12,998     $10,958
                                                              =======     =======

     Following is a reconciliation of total reportable segment gross profit to total Company income before income taxes:

                                                                 FOR THE THREE
                                                                  MONTHS ENDED
                                                              --------------------
                                                              APRIL 1,    APRIL 2,
                                                                2001        2000
                                                              --------    --------
Total reportable segment gross profit.......................  $12,998     $10,958
Less:
  SG&A expenses.............................................    4,917       3,939
  Amortization of goodwill..................................      675         676
  Restructuring costs.......................................       --           7
  Interest expense, net of interest income..................    3,219       3,611
  Other expenses, net.......................................       11          10
                                                              -------     -------
Total Company income before income taxes....................  $ 4,176     $ 2,715
                                                              =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the more detailed information in our 2000 Annual Financial Statements, including the notes thereto, appearing most recently in our 2000 Annual Report on Form 10-K, filed with the SEC on March 28, 2001.

COMPANY OVERVIEW

     True Temper Sports, Inc. or "True Temper", a wholly owned subsidiary of True Temper Corporation, is a leading designer, manufacturer and marketer of both steel and composite graphite golf club shafts for original equipment manufacturers and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance tubing products that offer high strength and tight tolerance tubular components to the bicycle, automotive and recreational sports markets. In calendar 2000, golf shaft sales represented 96% of total revenues, and performance tubing sales represented 4%. This sales split has remained relatively consistent during the first quarter of 2001.

RESULTS OF OPERATIONS

     The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                                                 FOR THE THREE
                                                                  MONTHS ENDED
                                                              --------------------
                                                              APRIL 1,    APRIL 2,
                                                                2001        2000
                                                              --------    --------
Net sales...................................................   100.0%      100.0%
Cost of sales...............................................    62.2        61.7
Gross profit................................................    37.8        38.3
SG&A expenses...............................................    14.3        13.8
Amortization of goodwill....................................     2.0         2.4
Restructuring costs.........................................     0.0         0.0
     Operating income.......................................    21.5        22.1
Interest expenses...........................................     9.4        12.6
Other expenses, net.........................................     0.0         0.0
     Income before income taxes.............................    12.1         9.5
Income taxes................................................     5.4         4.5
     Net income.............................................     6.8%        4.9%

Other Information:
EBITDA......................................................    25.8%       27.6%
Adjusted EBITDA.............................................    26.2%       28.0%

     (See definitions of EBITDA and Adjusted EBITDA contained herein.)

  FIRST QUARTER ENDED APRIL 1, 2001 COMPARED TO THE FIRST QUARTER ENDED APRIL 2, 2000

     NET SALES for the first quarter of 2001 increased $5.8 million, or 20.2%, to $34.4 million from $28.6 million in the first quarter of 2000. Golf shaft sales increased $6.0 million, or 22.0%, to $33.5 million in the first quarter of 2001 from $27.5 million in the first quarter of 2000. This increase was driven by sales of new products introduced in late 2000 and early 2001, most notably our new BiMatrx shaft for drivers and fairway woods. Excluding the impact of these new product sales, the sales of our existing golf shaft products were essentially flat year over year, reflecting the overall sluggish industry demand and poor weather conditions in many of the key geographic regions for golf participation.

     Performance tubing sales decreased $0.2 million, or 18.1%, to $0.9 million in the first quarter of 2001 from $1.1 million in the first quarter of 2000.

     Net sales to international customers increased $2.1 million, or 43.3%, to $6.9 million in the first quarter of 2001 from $4.8 million in the first quarter of 2000. This increase was driven by two primary factors. First, we believe that our market share increased in the United Kingdom/Europe during the first quarter of 2001, and second, our sales into Asia increased because of the trend of some original equipment manufacturer's moving their golf equipment assembly operations from the United States into Far East regions such as China.

     GROSS PROFIT for the first quarter of 2001 increased $2.0 million, or 18.6%, to $13.0 million from $11.0 million in the first quarter of 2000. Gross profit as a percentage of net sales decreased to 37.8% in the first quarter of 2001 from 38.3% in the first quarter of 2000. This decrease in gross profit as a percentage of net sales was driven by several factors, including (i) a shift in sales mix patterns, (ii) costs associated with the initial production ramp-up of our new products, (iii) higher utility costs for both gas and electricity at our manufacturing plants, and (iv) the negative impact from the changes in foreign currency exchange rates in the United Kingdom, Japan and Australia.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the first quarter of 2001 increased $1.0 million, or 24.8%, to $4.9 million from $3.9 million in the first quarter of 2000. SG&A as a percentage of net sales increased to 14.3% in the first quarter 2001 from 13.8% in the first quarter of 2000. This increase was due primarily to increased advertising and promotional expenses incurred for the first quarter 2001 launch of the new BiMatrx multi-material shaft. The Company made a strategic decision to promote this product heavily during the first quarter of 2001 and elected to concentrate its annual promotional spending into the earlier part of the year to stimulate the initial demand for the BiMatrx product. We expect SG&A expenses for the remainder of the year will return to more normal levels and full year 2001 SG&A expenses should be relatively consistent with 2000.

     OPERATING INCOME for the first quarter of 2001 increased by approximately $1.1 million, or 16.9%, to $7.4 million from $6.3 million in the first quarter of 2000. Operating income as a percentage of net sales decreased to 21.5% in the first quarter of 2001 from 22.1% in the first quarter of 2000. These changes in operating income reflect the changes described above in sales, gross profit and SG&A expenses.

     INTEREST EXPENSE for the first quarter of 2001 decreased to $3.2 million from $3.6 million in the first quarter of 2000. This decrease is the result of the reduction of our outstanding bank debt and a lower weighted average interest rate on our variable rate debt during the first quarter of 2001 which is reflective of the general decrease in interest rates in the U.S. economy.

     INCOME TAXES for the first quarter of 2001 increased to $1.9 million from $1.3 million in the first quarter of 2000. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the pre-tax income added back for the non-deductible portion of goodwill amortization and the incremental tax rate for state and foreign income tax purposes.

     NET INCOME for the first quarter of 2001 increased by $0.9 million to $2.3 million from $1.4 million in the first quarter of 2000. This increase is reflective of the profit impact from the items described above.

     EBITDA AND ADJUSTED EBITDA are measurements used by some to gauge our operating performance. EBITDA represents operating income plus depreciation and amortization of goodwill. Adjusted EBITDA represents EBITDA plus restructuring costs and management service fees. EBITDA and Adjusted EBITDA for the first quarter of 2001 and 2000 are calculated as follows:

                                                              FOR THE THREE MONTH
                                                                  PERIOD ENDED
                                                              --------------------
                                                              APRIL 1,    APRIL 2,
                                                                2001        2000
                                                              --------    --------
Operating income............................................   $7,406      $6,336
Plus:
  Depreciation..............................................      803         874
  Amortization of goodwill..................................      675         676
                                                               ------      ------
EBITDA......................................................    8,884       7,886
Plus:
  Restructuring costs.......................................       --           7
  Management services fee...................................      125         125
                                                               ------      ------
ADJUSTED EBITDA.............................................   $9,009      $8,018
                                                               ======      ======

     The increase in Adjusted EBITDA of $1.0 million, or 12.4%, is reflective of the profit impact of the operating income items described above, as well as the impact of the items identified in the table above.

LIQUIDITY AND CAPITAL RESOURCES

  GENERAL

     In 1998 we established a senior credit facility which includes a $20.0 million non-amortizing revolving credit facility, a $10.0 million term A loan due 2004, and a $27.5 million term B loan due 2005. Amounts under the revolving credit facility are available on a revolving basis commencing September 30, 1998, and ending September 30, 2004.

     In addition, we issued $100.0 million in 10 7/8% Senior Subordinated Notes Due 2008 (the "Notes"). The Notes require cash interest payments each June 1 and December 1, beginning June 1, 1999. The Notes are redeemable at certain redemption prices beginning December 1, 2003 and in the event of a change of control or public equity offering prior to December 1, 2003.

     Both the senior credit facility and the Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit our ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The senior credit facility also requires us to maintain certain specified financial ratios and tests including minimum EBITDA levels, minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. At April 1, 2001 we were in compliance with all of the covenants in both the senior credit facility and the Notes. Furthermore, the senior credit facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of our excess cash flow.

  FIRST QUARTER ENDED APRIL 1, 2001 COMPARED TO THE FIRST QUARTER ENDED APRIL 2, 2000

     In the first three months of 2001 cash provided by operating activities decreased by approximately $1.8 million to $4.2 million from $5.9 million in 2000. This decrease was driven by an increase in cash required for working capital needs, primarily trade accounts receivable, offset by an increase in earnings from operations.

     We used $0.7 million of cash to invest in property, plant and equipment in the first quarter of 2001, compared to the $2.0 million we spent in the first quarter of 2000. Most of the decrease in capital spending between years is related to the purchase, during March 2000, of machinery and equipment from one of our former competitors in the golf shaft industry who was placed into receivership in the first quarter of 2000.

     We also repaid $0.4 million of the principal on our senior credit facility during the first quarter of 2001, compared to the $2.7 million that we repaid during the first quarter of 2000. First quarter 2000 payments included a $2.4 million mandatory prepayment of principal as required by the terms of our senior credit facility. The mandatory prepayment is based upon the excess cash flow generated in the prior calendar year, as defined in the credit agreement. Due to the voluntary prepayments of $14.2 million made between April and December 2000 no mandatory prepayment was required in the first quarter 2001.

     Currently, our intention is to use existing cash and cash provided from future operations, if any, as allowed within the covenants of our senior credit facility and our Notes, to:

        - Repay our senior credit facility or other long term debt,

        - Issue quarterly cash dividends to our parent company, True Temper Corporation, for its use to pay cash interest on its Senior Discount Notes, and/or

        - To make additional investments in the business for growth or profit improvements, which may include, among other things, capital expenditures and/or business acquisitions.

     In addition to the debt service obligations for principal and interest payments created by the senior credit facility and the Notes described above, our liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. We intend to fund our current and long term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of April 1, 2001 we have the full amount of the $20.0 million revolving credit facility available for future cash requirements.

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

     The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. However, there are many risk factors, including but not limited to, the Company's substantial leverage, the Company's ability to service its debt, the general state of the economy, the Company's ability to execute its plans, fluctuations of energy prices and availability, fluctuations of raw material prices, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in our Company's forward-looking statements. Additional information concerning the Company's risk factors is contained from time to time in the Company's public filings with the SEC; and most recently in the Business Risks section of Item 1 to Part 1 of our 2000 Annual Report on Form 10-K filed with the SEC on March 28, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information concerning our market risks is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 2000 Annual Report on Form 10-K, as filed with the SEC on March 28, 2001.

     This information has been omitted from this report as there have been no material changes to our market risks as of April 1, 2001.

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

     -- Not applicable --

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     -- None --

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended April 1, 2001.

ITEM 5.  OTHER INFORMATION

     -- Not Applicable --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

         2.1 Reorganization, Recapitalization and Stock Purchase
             Agreement dated as of June 29, 1998 by and between The Black
             & Decker Corporation, True Temper Sports, Inc. and TTSI LLC
             ("Recapitalization Agreement") (filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No.
             333-72343), as filed with the Securities and Exchange
             Commission (the "SEC") on February 12, 1999 (the "Form
             S-4")).*
         2.2 Amendment No. 1 to Recapitalization Agreement dated August
             1, 1998 (filed as exhibit 2.2 to Form S-4).*
         2.3 Amendment No. 2 to Recapitalization Agreement dated
             September 30, 1998 (filed as exhibit 2.3 to Form S-4).*
         2.4 Assignment and Assumption Agreement by and between True
             Temper Corporation ("TTC") and the Company dated September
             30, 1998 (filed as exhibit 2.4 to Form S-4).*
         3.1 Amended and Restated Certificate of Incorporation of the
             Company, dated September 29, 1998 (filed as Exhibit 3.1 to
             Form S-4).*
         3.2 By-laws of the Company (filed as Exhibit 3.2 to Form S-4).*
         4.1 Indenture dated November 23, 1998 between the Company United
             States Trust of New York (filed as Exhibit 4.1 to Form
             S-4).*
         4.2 Purchase Agreement dated November 18, 1998 between the
             Company and Donaldson, Lufkin and Jenrette (filed as Exhibit
             4.2 to Form S-4).*
        10.1 Management Services Agreement dated as of September 30, 1998 between the Company and Cornerstone Equity Investors, LLC
             ("Management Services Agreement") (filed as Exhibit 10.1 to
             Form S-4).*
        10.2 Amendment to Management Services Agreement dated November
             23, 1998 (filed as Exhibit 10.2 to Form S-4).*

        10.3 Credit Agreement dated as of September 30, 1998 among the
             Company, various financial institutions, DLJ Capital
             Funding, Inc. and The First National Bank of Chicago (filed as Exhibit 10.3 to Form S-4).*
        10.4 Securities Purchase Agreement dated as of September 30, 1998 among TTC and the Purchase Party thereto (filed as Exhibit
             10.4 to Form S-4).*
        10.5 Amendment No. 1 to Credit Agreement dated June 11, 1999
             (filed as Exhibit 10.5 to the Company's 1999 Annual Report on Form 10-K, as filed with the SEC on March 30, 2000).*
        10.6 True Temper Corporation 1998 Stock Option Plan (filed as
             Exhibit 10.6 to the Company's 1999 Annual Report on Form
             10-K, as filed with the SEC on March 30, 2000).*
        10.7 Shareholder's Agreement dated as of September 30, 1998
             (filed as Exhibit 10.7 to the Company's 1999 Annual Report on Form 10-K, as filed with the SEC on March 30, 2000).*
        10.8 Amended and Restated Management Services Agreement dated
             March 27, 2000 (filed as Exhibit 10.8 to the Company's
             Quarterly Report on Form 10-Q for the quarterly period ended
             April 2, 2000, as filed with the SEC on May 16, 2000).*
        10.9 Amendment No. 2 to Credit Agreement dated November 17, 2000
             (filed as Exhibit 10.9 to the Company's Annual Report on
             Form 10-K, as filed with the SEC on March 28, 2001).*

     b. Reports on Form 8-K

          No reports or Form 8-K were filed during the quarter ended April 1, 2001.
---------------
* Incorporated by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on May 11, 2001.

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