Form 10-Q
period 2001-07-01
TRUE TEMPER SPORTS INC
filed 2001-08-07
CIK 1078547

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 1, 2001

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

     As of August 10, 2001 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TRUE TEMPER SPORTS, INC.

                                     INDEX

                                                                                   PAGE
                                                                                   ----
PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements
                   Condensed Statements of Operations for the three and six
                   month periods ended July 1, 2001 (Unaudited) and July 2,
                   2000 (Unaudited)............................................       1
                   Condensed Balance Sheets as of July 1, 2001 (Unaudited) and
                   December 31, 2000 (Unaudited)...............................       2
                   Condensed Statements of Cash Flows for the six month periods ended July 1, 2001 (Unaudited) and July 2, 2000
                   (Unaudited).................................................       3
                   Notes to Condensed Financial Statements (Unaudited).........       4
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................       6
          Item 3.  Quantitative and Qualitative Disclosures About Market
                   Risk........................................................      10
PART II.  OTHER INFORMATION
          Item 1.  Legal Proceedings...........................................      11
          Item 2.  Changes in Securities and Use of Proceeds...................      11
          Item 3.  Defaults Upon Senior Securities.............................      11
          Item 4.  Submission of Matters to a Vote of Security Holders.........      11
          Item 5.  Other Information...........................................      11
          Item 6.  Exhibits and Reports on Form 8-K............................      12
Signatures.....................................................................      13

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                        FOR THE THREE          FOR THE SIX
                                                         MONTHS ENDED          MONTHS ENDED
                                                      ------------------    ------------------
                                                      JULY 1,    JULY 2,    JULY 1,    JULY 2,
                                                       2001       2000       2001       2000
                                                      -------    -------    -------    -------
Net sales...........................................  $34,552    $34,141    $68,944    $62,752
Cost of sales.......................................   20,310     19,769     41,704     37,422
                                                      -------    -------    -------    -------
     GROSS PROFIT...................................   14,242     14,372     27,240     25,330
Selling, general and administrative expenses........    4,469      4,911      9,386      8,850
Amortization of goodwill............................      675        675      1,350      1,351
Restructuring costs.................................       --         --         --          7
                                                      -------    -------    -------    -------
     OPERATING INCOME...............................    9,098      8,786     16,504     15,122
Interest expense, net of interest income............    3,141      3,460      6,360      7,071
Other expenses, net.................................        1          7         12         17
                                                      -------    -------    -------    -------
     INCOME BEFORE INCOME TAXES.....................    5,956      5,319     10,132      8,034
Income taxes........................................    2,536      2,287      4,390      3,587
                                                      -------    -------    -------    -------
     NET INCOME.....................................  $ 3,420    $ 3,032    $ 5,742    $ 4,447
                                                      =======    =======    =======    =======

            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                JULY 1,      DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................   $ 10,086        $  4,168
  Receivables, net..........................................     15,712           9,948
  Inventories...............................................     11,454          14,408
  Prepaid expenses and other current assets.................      1,886           2,362
                                                               --------        --------
     Total current assets...................................     39,138          30,886
Property, plant and equipment, net..........................     17,694          18,078
Goodwill, net...............................................     72,764          74,114
Deferred tax assets, net....................................     44,266          48,586
Other assets................................................      3,980           4,224
                                                               --------        --------
     Total assets...........................................   $177,842        $175,888
                                                               ========        ========
             LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt.........................   $  2,150        $  1,900
  Accounts payable..........................................      6,373           7,492
  Accrued expenses and other current liabilities............      7,397           7,445
                                                               --------        --------
     Total current liabilities..............................     15,920          16,837
Long-term debt less the current portion.....................    115,367         116,505
Other liabilities...........................................      2,273           2,226
                                                               --------        --------
     Total liabilities......................................    133,560         135,568
STOCKHOLDER'S EQUITY
  Common stock -- par value $0.01 per share; authorized
     1,000 shares; issued and outstanding 100 shares........         --              --
  Additional paid in capital................................     40,326          40,326
  Retained earnings (accumulated deficit)...................      3,956              (6)
                                                               --------        --------
     Total stockholder's equity.............................     44,282          40,320
                                                               --------        --------
     Total liabilities and stockholder's equity.............   $177,842        $175,888
                                                               ========        ========

            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                  FOR THE SIX
                                                                  MONTHS ENDED
                                                              --------------------
                                                              JULY 1,     JULY 2,
                                                                2001        2000
                                                              --------    --------
OPERATING ACTIVITIES
  Net income................................................  $ 5,742      $4,447
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    2,996       3,091
     Amortization of deferred financing costs...............      324         310
     Loss on disposal of property, plant and equipment......       14          58
     Deferred taxes.........................................    4,320       3,520
     Changes in operating assets and liabilities, net.......   (3,457)       (416)
                                                              -------      ------
       Net cash provided by operating activities............    9,939      11,010
INVESTING ACTIVITIES
  Purchase of property, plant and equipment.................   (1,288)     (2,630)
  Proceeds from sales of property, plant and equipment......       12          13
                                                              -------      ------
       Net cash used in investing activities................   (1,276)     (2,617)
FINANCING ACTIVITIES
  Principal payments on bank debt...........................     (888)     (9,038)
  Principal payments on capital leases......................      (15)        (28)
  Payment of debt issuance costs............................       --         (16)
  Dividends paid............................................   (1,780)         --
  Other financing activity..................................      (62)       (220)
                                                              -------      ------
       Net cash used in financing activities................   (2,745)     (9,302)
Net increase (decrease) in cash.............................    5,918        (909)
Cash at beginning of period.................................    4,168       6,427
                                                              -------      ------
Cash at end of period.......................................  $10,086      $5,518
                                                              =======      ======

            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

1) BASIS OF PRESENTATION

     The accompanying unaudited financial statements of True Temper Sports, Inc. ("True Temper" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000. In the opinion of management, the financial statements include all adjustments which are necessary for the fair presentation of results for interim periods.

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

     In July 2001, FASB Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets", were issued. Statement 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Statement 142 requires goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 must be adopted for fiscal years beginning after December 15, 2001. In conjunction with Statement 142 the Company will perform an assessment of whether goodwill is impaired prior to the date of adoption. These new accounting statements are not expected to have a material impact on the Company's financial statements.

3) INVENTORIES

                                                              JULY 1,     DECEMBER 31,
                                                                2001          2000
                                                              --------    ------------
Raw materials...............................................  $ 1,362       $ 1,303
Work in process.............................................    2,932         2,643
Finished goods..............................................    7,160        10,462
                                                              -------       -------
Total.......................................................  $11,454       $14,408
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

shafts for use exclusively in the golf industry. The performance tubing segment manufactures and sells high strength, tight tolerance tubular components for bicycle, automotive and recreational sports markets. The Company evaluates the performance of these segments based on segment sales and gross profit. The Company has no inter-segment sales.

                                                       FOR THE THREE          FOR THE SIX
                                                       MONTHS ENDED          MONTHS ENDED
                                                    -------------------   -------------------
                                                    JULY 1,    JULY 2,    JULY 1,    JULY 2,
                                                      2001       2000       2001       2000
                                                    --------   --------   --------   --------
Net sales:
  Golf shafts.....................................  $33,355    $33,114    $66,825    $60,599
  Performance tubing..............................    1,197      1,027      2,119      2,153
                                                    -------    -------    -------    -------
     Total........................................  $34,552    $34,141    $68,944    $62,752
                                                    =======    =======    =======    =======
Gross profit:
  Golf shafts.....................................  $13,892    $14,112    $26,573    $24,822
  Performance tubing..............................      350        260        667        508
                                                    -------    -------    -------    -------
     Total........................................  $14,242    $14,372    $27,240    $25,330
                                                    =======    =======    =======    =======

     Following is a reconciliation of total reportable segment gross profit to total Company income before income taxes:

                                                       FOR THE THREE          FOR THE SIX
                                                       MONTHS ENDED          MONTHS ENDED
                                                    -------------------   -------------------
                                                    JULY 1,    JULY 2,    JULY 1,    JULY 2,
                                                      2001       2000       2001       2000
                                                    --------   --------   --------   --------
Total reportable segment gross profit.............  $14,242    $14,372    $27,240    $25,330
Less:
  SG&A expenses...................................    4,469      4,911      9,386      8,850
  Amortization of goodwill........................      675        675      1,350      1,351
  Restructuring costs.............................       --         --         --          7
  Interest expense, net of interest income........    3,141      3,460      6,360      7,071
  Other expenses, net.............................        1          7         12         17
                                                    -------    -------    -------    -------
Total Company income before income taxes..........  $ 5,956    $ 5,319    $10,132    $ 8,034
                                                    =======    =======    =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the more detailed information in our 2000 Annual Financial Statements, including the notes thereto, appearing most recently in our 2000 Annual Report on Form 10-K, filed with the SEC on March 28, 2001.

COMPANY OVERVIEW

     True Temper Sports, Inc. or "True Temper", a wholly owned subsidiary of True Temper Corporation, is a leading designer, manufacturer and marketer of both steel and composite graphite golf club shafts for original equipment manufacturers and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance tubing products that offer high strength and tight tolerance tubular components to the bicycle, automotive and recreational sports markets. In calendar 2000, golf shaft sales represented 96% of total revenues, and performance tubing sales represented 4%. This sales split has remained relatively consistent during the first six months of 2001.

RESULTS OF OPERATIONS

     The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                                       FOR THE THREE          FOR THE SIX
                                                        MONTHS ENDED          MONTHS ENDED
                                                     ------------------    ------------------
                                                     JULY 1,    JULY 2,    JULY 1,    JULY 2,
                                                      2001       2000       2001       2000
                                                     -------    -------    -------    -------
Net sales........................................     100.0%     100.0%     100.0%     100.0%
Cost of sales....................................      58.8       57.9       60.5       59.6
Gross profit.....................................      41.2       42.1       39.6       40.4
SG&A expenses....................................      12.9       14.4       13.5       14.1
Amortization of goodwill.........................       2.0        2.0        2.0        2.2
Restructuring costs..............................       0.0        0.0        0.0        0.0
     Operating income............................      26.3       25.7       23.9       24.1
Interest expenses................................       9.1       10.1        9.2       11.3
Other expenses, net..............................       0.0        0.0        0.0        0.0
     Income before income taxes..................      17.2       15.6       14.7       12.8
Income taxes.....................................       7.3        6.7        6.4        5.7
     Net income..................................       9.9%       8.9%       8.3%       7.1%

Other Information:
EBITDA...........................................      30.7%      30.2%      28.3%      29.0%
Adjusted EBITDA..................................      31.1%      30.6%      28.6%      29.4%

     (See definitions of EBITDA and Adjusted EBITDA contained herein.)

  SECOND QUARTER ENDED JULY 1, 2001 COMPARED TO THE SECOND QUARTER ENDED JULY 2, 2000

     NET SALES for the second quarter of 2001 increased approximately $0.4 million, or 1.2%, to $34.6 million from $34.1 million in the second quarter of 2000. Golf shaft sales increased approximately $0.2 million, or 0.7%, to $33.4 million in the second quarter of 2001 from $33.1 million in the second quarter of 2000. This increase was driven by sales of new products introduced in late 2000 and early 2001, most notably our new BiMatrx shaft technology for drivers and fairway woods. However, this increase was offset by a decrease in the sales of our existing golf shaft products which was the result of poor weather conditions in many of the key geographic regions for golf participation and the softening domestic and worldwide economies.

     Performance tubing sales increased $0.2 million, or 16.6%, to $1.2 million in the second quarter of 2001 from $1.0 million in the second quarter of 2000. This increase was driven primarily by sales of new composite graphite products for the non-golf recreational markets.

     Net sales to international customers decreased approximately $0.1 million, or 2.4%, to $5.8 million in the second quarter of 2001 from $6.0 million in the second quarter of 2000. This decrease was driven primarily by negative changes to the foreign exchange rates in all of our three major foreign operating regions, mitigated by increased sales into Asia as original equipment manufacturer's continue to move their golf equipment assembly operations from the United States into Far East regions such as China.

     GROSS PROFIT for the second quarter of 2001 decreased $0.1 million, or 0.9%, to $14.2 million from $14.3 million in the second quarter of 2000. Gross profit as a percentage of net sales decreased to 41.2% in the second quarter of 2001 from 42.1% in the second quarter of 2000. This decrease in gross profit as a percentage of net sales was driven by several factors, including (i) a change in the mix of sales to lower margin products, (ii) higher utility costs for both natural gas and electricity at our manufacturing plants, and (iii) the negative impact from the changes in foreign currency exchange rates in the United Kingdom, Japan and Australia.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the second quarter of 2001 decreased $0.4 million, or 9.0%, to $4.5 million from $4.9 million in the second quarter of 2000. SG&A as a percentage of net sales decreased to 12.9% in the second quarter 2001 from 14.4% in the second quarter of 2000. The decrease in spending was driven by two key factors. First we concentrated more of our advertising and promotion spending into the first quarter of 2001, versus 2000, to support the early season launch of our new BiMatrx multi-material shaft technology. As a result, some of the change in our year over year quarterly SG&A spending reflects the timing of when these advertising and promotion efforts took place. Second, the Company reduced non-advertising and promotion expenses to help mitigate the negative pressure on our gross profit margins.

     OPERATING INCOME for the second quarter of 2001 increased by $0.3 million, or 3.6%, to $9.1 million from $8.8 million in the second quarter of 2000. Operating income as a percentage of net sales increased to 26.3% in the second quarter of 2001 from 25.7% in the second quarter of 2000. These changes in operating income reflect the changes described above in sales, gross profit and SG&A expenses.

     INTEREST EXPENSE for the second quarter of 2001 decreased to $3.1 million from $3.5 million in the second quarter of 2000. This decrease was generated from the reduction in our outstanding bank debt between comparable periods, and the lower weighted average interest rate on our variable rate debt during the second quarter of 2001 which is reflective of the general decrease in interest rates in the U.S. economy.

     INCOME TAXES for the second quarter of 2001 increased to $2.5 million from $2.3 million in the second quarter of 2000. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the pre-tax income added back for the non-deductible portion of goodwill amortization and the incremental tax rate for state and foreign income tax purposes.

     NET INCOME for the second quarter of 2001 increased by $0.4 million to $3.4 million from $3.0 million in the second quarter of 2000. This increase is reflective of the profit impact from the items described above.

     EBITDA AND ADJUSTED EBITDA are measurements used by some to gauge our operating performance. EBITDA represents operating income plus depreciation and amortization of goodwill. Adjusted EBITDA represents EBITDA plus management service fees. EBITDA and Adjusted EBITDA for the second quarter of 2001 and 2000 are calculated as follows:

                                                              FOR THE THREE MONTH
                                                                  PERIOD ENDED
                                                              --------------------
                                                              JULY 1,     JULY 2,
                                                                2001        2000
                                                              --------    --------
Operating income............................................  $ 9,098     $ 8,786
Plus:
  Depreciation..............................................      843         866
  Amortization of goodwill..................................      675         675
                                                              -------     -------
EBITDA......................................................   10,616      10,327
Plus:
  Management services fee...................................      125         125
                                                              -------     -------
ADJUSTED EBITDA.............................................  $10,741     $10,452
                                                              =======     =======

     The increase in Adjusted EBITDA of approximately $0.3 million, or 2.8%, is reflective of the profit impact of the operating income items described above, as well as the impact of the items identified in the table above.

  SIX MONTH PERIOD ENDED JULY 1, 2001 COMPARED TO THE SIX MONTH PERIOD ENDED JULY 2, 2000

     NET SALES for the first six months of 2001 increased $6.2 million, or 9.9%, to $68.9 million from $62.7 million in the first six months of 2000. Golf shaft sales increased $6.2 million, or 10.2%, to $66.8 million in the first six months of 2001 from $60.6 million in the first six months of 2000. This increase was driven by sales of new products introduced in late 2000 and early 2001, most notably our new BiMatrx shaft technology for drivers and fairway woods. However, this increase was offset by a decrease in the sales of our existing golf shaft products which was the result of poor weather conditions in many of the key geographic regions for golf participation and the softening domestic and worldwide economies.

     Performance tubing sales for the first six months of 2001 were essentially flat to the first six months of 2000.

     Net sales to international customers increased $1.9 million, or 18.0%, to $12.6 million in the first six months of 2001 from $10.7 million in the first six months of 2000. This increase was derived from increased sales into Asia as original equipment manufacturer's continue to move their golf equipment assembly operations from the United States into Far East regions such as China. These increases in international sales volumes were partially offset by the negative changes to foreign currency exchange rates in our three major foreign operating regions.

     GROSS PROFIT for the first six months of 2001 increased $1.9 million, or 7.5%, to $27.2 million from $25.3 million in the first six months of 2000. Gross profit as a percentage of net sales decreased to 39.5% in the first six months of 2001 from 40.4% in the first six months of 2000. This decrease in gross profit as a percentage of net sales was driven by several factors, including (i) a change in the mix of sales to lower margin products, (ii) higher utility costs for both natural gas and electricity at our manufacturing plants, and (iii) the negative impact from the changes in foreign currency exchange rates in the United Kingdom, Japan and Australia.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the first six months of 2001 increased $0.5 million, or 6.1%, to $9.4 million from $8.9 million in the first six months of 2000. SG&A as a percentage of net sales decreased to 13.6% in the first six months 2001 from 14.1% in the first six months of 2000. The increase in spending was due primarily to increased advertising and promotional expenses incurred for the first quarter 2001 launch of the new BiMatrx multi-material shaft technology. The Company made a strategic decision to promote this product heavily during the first quarter of 2001 and elected to concentrate its annual promotional spending into the earlier part of the year to stimulate the initial demand for the BiMatrx product. Our plan is to actively manage our SG&A expenses during the remainder of the year in an effort to mitigate the unfavorable sales and gross profit items described above.

     OPERATING INCOME for the first six months of 2001 increased by $1.4 million, or 9.1%, to $16.5 million from $15.1 million in the first six months of 2000. Operating income as a percentage of net sales decreased to 23.9% in the first six months of 2001 from 24.1% in the first six months of 2000. These changes in operating income reflect the changes described above in sales, gross profit and SG&A expenses.

     INTEREST EXPENSE for the first six months of 2001 decreased to $6.4 million from $7.1 million in the first six months of 2000. This decrease is generated from the reduction in our outstanding bank debt between comparable periods, and the lower weighted average interest rate on our variable rate debt during the first quarter of 2001 which is reflective of the general decrease in interest rates in the U.S. economy.

     INCOME TAXES for the first six months of 2001 increased to $4.4 million from $3.6 million in the first six months of 2000. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the pre-tax income added back for the non-deductible portion of goodwill amortization and the incremental tax rate for state and foreign income tax purposes.

     NET INCOME for the first six months of 2001 increased by $1.3 million to $5.7 million from $4.4 million in the first six months of 2000. This increase is reflective of the profit impact from the items described above.

     EBITDA AND ADJUSTED EBITDA are measurements used by some to gauge our operating performance. EBITDA represents operating income plus depreciation and amortization of goodwill. Adjusted EBITDA represents EBITDA plus restructuring costs and management service fees. EBITDA and Adjusted EBITDA for the first six months of 2001 and 2000 are calculated as follows:

                                                              FOR THE SIX MONTH
                                                                 PERIOD ENDED
                                                              ------------------
                                                              JULY 1,    JULY 2,
                                                               2001       2000
                                                              -------    -------
Operating income............................................  $16,504    $15,122
Plus:
  Depreciation..............................................    1,646      1,740
  Amortization of goodwill..................................    1,350      1,351
                                                              -------    -------
EBITDA......................................................   19,500     18,213
Plus:
  Restructuring costs.......................................       --          7
  Management services fee...................................      250        250
                                                              -------    -------
ADJUSTED EBITDA.............................................  $19,750    $18,470
                                                              =======    =======

     The increase in Adjusted EBITDA of $1.3 million, or 6.9%, is reflective of the profit impact of the operating income items described above, as well as the impact of the items identified in the table above.

LIQUIDITY AND CAPITAL RESOURCES

  GENERAL

     In 1998 we established a senior credit facility which includes a $20.0 million non-amortizing revolving credit facility, a $10.0 million term A loan due 2004, and a $27.5 million term B loan due 2005. Amounts under the revolving credit facility are available on a revolving basis commencing September 30, 1998, and ending September 30, 2004.

     In addition, we issued $100.0 million in 10 7/8% Senior Subordinated Notes Due 2008 (the "Notes"). The Notes require cash interest payments each June 1 and December 1, beginning June 1, 1999. The Notes are redeemable, at the option of the Company, at certain redemption prices beginning December 1, 2003 and in the event of a change of control or public equity offering prior to December 1, 2003.

     Both the senior credit facility and the Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit our ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The senior credit facility also requires us to maintain certain specified financial ratios and tests including minimum EBITDA levels, minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. At July 1, 2001 we were in compliance with all of the covenants in both the senior credit facility and the Notes. Furthermore, the senior credit facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of our excess cash flow.

  SIX MONTH PERIOD ENDED JULY 1, 2001 COMPARED TO THE SIX MONTH PERIOD ENDED JULY 2, 2000

     In the first six months of 2001 cash provided by operating activities decreased by $1.1 million to $9.9 million from $11.0 million in 2000. This decrease was driven by an increase in cash required for working capital needs.

     We used $1.3 million of cash to invest in property, plant and equipment in the first six months of 2001, compared to the $2.6 million we spent in the first six months of 2000. Most of the decrease in capital spending between years is related to the purchase, during March 2000, of machinery and equipment from one of our former competitors in the golf shaft industry who was placed into receivership in the first quarter of 2000.

     We also repaid $0.9 million of the principal on our senior credit facility during the first six months of 2001, compared to the $9.0 million that we repaid during the first six months of 2000. First quarter 2000 payments included a $2.4 million mandatory prepayment of principal as required by the terms of our senior credit facility and $6.0 million in voluntary prepayments. The mandatory prepayment is based upon the excess cash flow generated in the prior calendar year, as defined in the credit agreement. Due to the voluntary prepayments of $8.2 million made between July and December 2000 no mandatory prepayment was required in 2001.

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

     In addition to the debt service obligations for principal and interest payments created by the senior credit facility and the Notes described above, our liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. We intend to fund our current and long term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of July 1, 2001 we have the full amount of the $20.0 million revolving credit facility available for future cash requirements.

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

     The Company's views, estimates, plans and outlook as described within this document may change subsequent to the release of this filing. The Company is under no obligation to modify or update any or all of the statements it has made herein despite any subsequent changes the Company may make in its views, estimates, plans or outlook for the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information concerning our market risks is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 2000 Annual Report on Form 10-K, as filed with the SEC on March 28, 2001.

     This information has been omitted from this report as there have been no material changes to our market risks as of July 1, 2001.

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

     -- Not applicable --

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     -- None --

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended July 1, 2001.

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

     b. Reports on Form 8-K

          No reports or Form 8-K were filed during the quarter ended July 1,
     2001.
---------------
* Incorporated by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on August 10, 2001.

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