Form 10-Q
period 2001-09-30
TRUE TEMPER SPORTS INC
filed 2001-11-09
CIK 1078547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-72343

TRUE TEMPER SPORTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	3949	52-2112620
(State of other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

8275 Tournament Drive

Suite 200
Memphis, Tennessee 38125
Telephone: (901) 746-2000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [ ].

      As of November 9, 2001 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

TRUE TEMPER SPORTS, INC.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	For the Three		For the Nine
	Months Ended		Months Ended

	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

Net sales	$20,012	$24,829	$88,956	$87,581
Cost of sales	12,249	14,424	53,953	51,846

GROSS PROFIT	7,763	10,405	35,003	35,735
Selling, general and administrative expenses	2,989	4,166	12,375	13,016
Amortization of goodwill	675	675	2,025	2,206
Restructuring costs	—	—	—	7

OPERATING INCOME	4,099	5,564	20,603	20,686
Interest expense, net of interest income	3,178	3,358	9,538	10,429
Other expenses, net	(11)	1	1	18

INCOME BEFORE INCOME TAXES	932	2,205	11,064	10,239
Income taxes	651	1,113	5,041	4,700

NET INCOME	$281	$1,092	$6,023	$5,539

See accompanying notes to condensed financial statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2001	2000

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,813	$4,168
Receivables, net	11,816	9,948
Inventories	13,038	14,408
Prepaid expenses and other current assets	1,551	2,362

Total current assets	38,218	30,886
Property, plant and equipment, net	17,407	18,078
Goodwill, net	72,089	74,114
Deferred tax assets, net	43,673	48,586
Other assets	4,097	4,224

Total assets	$175,484	$175,888

LIABILITIES & STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$2,275	$1,900
Accounts payable	3,118	7,492
Accrued expenses and other current liabilities	9,325	7,445

Total current liabilities	14,718	16,837
Long-term debt less the current portion	114,798	116,505
Other liabilities	2,309	2,226

Total liabilities	131,825	135,568
STOCKHOLDER’S EQUITY
Common stock — par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid in capital	40,326	40,326
Retained earnings (accumulated deficit)	3,333	(6)

Total stockholder’s equity	43,659	40,320

Total liabilities and stockholder’s equity	$175,484	$175,888

See accompanying notes to condensed financial statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Nine
	Months Ended

	September 30,	October 1,
	2001	2000

OPERATING ACTIVITIES
Net income	$6,023	$5,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,478	4,610
Amortization of deferred financing costs	486	469
Loss on disposal of property, plant and equipment	3	58
Deferred taxes	4,913	4,600
Changes in operating assets and liabilities, net	(2,331)	2,877

Net cash provided by operating activities	13,572	18,153
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,809)	(2,948)
Proceeds from sales of property, plant and equipment	24	13

Net cash used in investing activities	(1,785)	(2,935)
FINANCING ACTIVITIES
Principal payments on bank debt	(1,332)	(15,557)
Principal payments on capital leases	(19)	(47)
Payment of debt issuance costs	—	(16)
Dividends paid	(2,684)	(283)
Other financing activity	(107)	36

Net cash used in financing activities	(4,142)	(15,867)
Net increase (decrease) in cash	7,645	(649)
Cash at beginning of period	4,168	6,427

Cash at end of period	$11,813	$5,778

See accompanying notes to condensed financial statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands unless otherwise indicated)

1)  Basis of Presentation

      The accompanying unaudited financial statements of True Temper Sports, Inc. (“True Temper” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000. In the opinion of management, the financial statements include all adjustments which are necessary for the fair presentation of results for interim periods.

      The Company’s fiscal year begins on January 1 and ends on December 31 of each year. During the course of the year the Company closes its books on a monthly and quarterly basis following a 4,4,5 week closing calendar. Since the Company uses Sunday as the last day of each period (with the exception of December) the number of days in the first and fourth quarters of any given year can vary depending on which day of the week January 1st falls on.

2)  Recent Accounting Pronouncements

      In June 2000, FASB Statement 138, “Accounting for Derivative Instruments and Hedging Activity — Deferral of the Effective Date of FASB Statement 133”, was issued. This statement is effective for all fiscal quarters of all fiscal years beginning after January 1, 2001. This statement requires recognition of the fair value of all derivative instruments, including certain derivative instruments embedded in other contracts, on the balance sheet and establishes new accounting rules for hedging activities. The Company has only limited involvement with derivative financial instruments, and does not use them for trading purposes. Adoption of this new accounting statement had no impact on the Company’s results of operations, cash flows or financial position.

3)  Inventories

	September 30,	December 31,
	2001	2000

Raw materials	$1,532	$1,303
Work in process	2,175	2,772
Finished goods	9,331	10,333

Total	$13,038	$14,408

4)  Acquisitions

      In September 2001 we acquired the capital equipment assets and intellectual property rights of Advanced Materials Engineering (“AME”) for total consideration of approximately $300,000, subject to certain purchase price adjustments and other matters. AME is a designer and manufacturer of composite carbon fiber bicycle forks for use in high-end road bikes under the Alpha Q brand name.

5)  Segment Reporting

      The Company operates in two reportable business segments: golf shafts and performance tubing. The Company’s reportable segments are based on the type of product manufactured and the application of that product in the marketplace. The golf shaft segment manufactures and sells steel and composite golf club shafts for use exclusively in the golf industry. The performance tubing segment manufactures and sells high

TRUE TEMPER SPORTS, INC.
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

strength, tight tolerance steel and composite tubular components for bicycle, automotive and recreational sports markets. The Company evaluates the performance of these segments based on segment sales and gross profit. The Company has no inter-segment sales.

	For the Three		For the Nine
	Months Ended		Months Ended

	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

Net sales:
Golf shafts	$19,215	$23,883	$86,040	$84,482
Performance tubing	797	946	2,916	3,099

Total	$20,012	$24,829	$88,956	$87,581

Gross profit:
Golf shafts	$7,515	$10,100	$34,088	$34,922
Performance tubing	248	305	915	813

Total	$7,763	$10,405	$35,003	$35,735

      Following is a reconciliation of total reportable segment gross profit to total Company income before income taxes:

	For the Three		For the Nine
	Months Ended		Months Ended

	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

Total reportable segment gross profit	$7,763	$10,405	$35,003	$35,735
Less:
SG&A expenses	2,989	4,166	12,375	13,016
Amortization of goodwill	675	675	2,025	2,026
Restructuring costs	—	—	—	7
Interest expense, net of interest income	3,178	3,358	9,538	10,429
Other expenses, net	(11)	1	1	18

Total Company income before income taxes	$932	$2,205	$11,064	$10,239

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the more detailed information in our 2000 Annual Financial Statements, including the notes thereto, appearing most recently in our 2000 Annual Report on Form 10-K, filed with the SEC on March 28, 2001.

Company Overview

      True Temper Sports, Inc. (“True Temper” or the “Company”), a wholly owned subsidiary of True Temper Corporation, is a leading designer, manufacturer and marketer of both steel and composite graphite golf club shafts for original equipment manufacturers and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance tubing products that offer high strength and tight tolerance steel and composite tubular components to the bicycle, automotive and recreational sports markets. In calendar year 2000, golf shaft sales represented 96% of total revenues, and performance tubing sales represented 4%. This sales split has remained relatively consistent during the first nine months of 2001.

Results of Operations

      The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

	For the Three		For the Nine
	Months Ended		Months Ended

	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.2	58.1	60.7	59.2
Gross profit	38.8	41.9	39.3	40.8
SG&A expenses	14.9	16.8	13.9	14.9
Amortization of goodwill	3.4	2.7	2.3	2.3
Restructuring costs	0.0	0.0	0.0	0.0
Operating income	20.5	22.4	23.2	23.6
Interest expenses	15.9	13.5	10.7	11.9
Other expenses, net	(0.1)	0.0	0.0	0.0
Income before income taxes	4.7	8.9	12.4	11.7
Income taxes	3.3	4.5	5.7	5.4
Net income	1.4%	4.4%	6.8%	5.3%

Other Information:
EBITDA	27.9%	28.6%	28.2%	28.9%
Adjusted EBITDA	28.5%	29.1%	28.6%	29.3%

      (See definitions of EBITDA and Adjusted EBITDA contained herein.)

  Third Quarter Ended September 30, 2001 Compared to the Third Quarter Ended October 1, 2000

      Net Sales for the third quarter of 2001 decreased $4.8 million, or 19.4%, to $20.0 million from $24.8 million in the third quarter of 2000. Golf shaft sales decreased $4.7 million, or 19.6%, to $19.2 million in the third quarter of 2001 from $23.9 million in the third quarter of 2000. This decrease was driven by the softening domestic and worldwide economies, and a general slowdown in the golf equipment market during 2001 which is evidenced primarily by a decrease in the number of rounds of golf played year over year.

      Performance tubing sales decreased $0.1 million, or 15.8%, to $0.8 million in the third quarter of 2001 from $0.9 million in the third quarter of 2000.

      Net sales to international customers decreased $0.4 million, or 8.2%, to $4.5 million in the third quarter of 2001 from $4.9 million in the third quarter of 2000. This decrease was driven primarily by negative changes to the foreign currency exchange rates in Japan and Australia mitigated by increased sales into Asia as original equipment manufacturer’s continue to move a portion of their golf equipment assembly from the United States into Far East Asia.

      Gross Profit for the third quarter of 2001 decreased $2.6 million, or 25.4%, to $7.8 million from $10.4 million in the third quarter of 2000. Gross profit as a percentage of net sales decreased to 38.8% in the third quarter of 2001 from 41.9% in the third quarter of 2000. This decrease in gross profit as a percentage of net sales was driven by several factors, including (i) the unfavorable leverage impact resulting from the decreased unit volume of both steel and graphite shafts, (ii) higher medical insurance costs, (iii) higher utility costs for natural gas at our manufacturing plants, and (iv) the negative impact from the changes in foreign currency exchange rates in Japan and Australia.

      Selling, General and Administrative Expenses for the third quarter of 2001 decreased $1.2 million, or 28.3%, to $3.0 million from $4.2 million in the third quarter of 2000. SG&A as a percentage of net sales decreased to 14.9% in the third quarter 2001 from 16.8% in the third quarter of 2000. The decrease in SG&A spending was generated from reductions in promotion expenditures, travel costs and management programs. In addition our provision for uncollectable accounts receivable was lower in the third quarter of 2001 compared to the third quarter of 2000 as we experienced significant customer bankruptcies in the third quarter of 2000.

      Operating Income for the third quarter of 2001 decreased by $1.5 million, or 26.3%, to $4.1 million from $5.6 million in the third quarter of 2000. Operating income as a percentage of net sales decreased to 20.5% in the third quarter of 2001 from 22.4% in the third quarter of 2000. These changes in operating income reflect the changes described above in sales, gross profit and SG&A expenses.

      Interest Expense for the third quarter of 2001 decreased to $3.2 million from $3.4 million in the third quarter of 2000. This decrease was generated from the reduction in our outstanding bank debt between comparable periods, and the lower weighted average interest rate on our variable rate debt during the third quarter of 2001 which is reflective of the general decrease in interest rates in the U.S. economy.

      Income Taxes for the third quarter of 2001 decreased to $0.7 million from $1.1 million in the third quarter of 2000. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the pre-tax income added back for the non-deductible portion of goodwill amortization and the incremental tax rate for state and foreign income tax purposes.

      Net income for the third quarter of 2001 decreased by $0.8 million to $0.3 million from $1.1 million in the third quarter of 2000. This increase is reflective of the profit impact from the items described above.

      EBITDA and Adjusted EBITDA are measurements used by some to gauge our operating performance. EBITDA represents operating income plus depreciation and amortization of goodwill. Adjusted EBITDA represents EBITDA plus management service fees. EBITDA and Adjusted EBITDA for the third quarter of 2001 and 2000 are calculated as follows:

	For the three month
	period ended

	September 30,	October 1,
	2001	2000

Operating income	$4,099	$5,564
Plus:
Depreciation	807	844
Amortization of goodwill	675	675

EBITDA	5,581	7,083
Plus:
Management services fee	125	125

Adjusted EBITDA	$5,706	$7,208

      The decrease in Adjusted EBITDA of approximately $1.5 million, or 20.8%, is reflective of the profit impact of the operating income items described above, as well as the impact of the items identified in the table above.

  Nine Month Period Ended September 30, 2001 Compared to the Nine Month Period Ended October 1, 2000

      Net Sales for the first nine months of 2001 increased $1.4 million, or 1.6%, to $89.0 million from $87.6 million in the first nine months of 2000. Golf shaft sales increased approximately $1.6 million, or 1.8%, to $86.0 million in the first nine months of 2001 from $84.5 million in the first nine months of 2000. This increase was driven by sales of new products introduced in late 2000 and early 2001, most notably our new BiMatrx shaft technology for drivers and fairway woods. However, this increase was partially offset by a decrease in the sales of our existing golf shaft products resulting from (i) poor spring weather conditions in many of the key geographic regions for golf participation, (ii) the softening domestic and worldwide economies, and (iii) a general slowdown in the golf equipment market during 2001 which is evidenced primarily by a decrease in rounds played year over year.

      Performance tubing sales decreased $0.2 million, or 5.9%, to $2.9 million in the first nine months of 2001 from $3.1 million in the first nine months of 2000.

      Net sales to international customers increased $1.5 million, or 9.8%, to $17.1 million in the first nine months of 2001 from $15.6 million in the first nine months of 2000. This increase was derived from increased sales into Asia as original equipment manufacturer’s continue to move a portion of their golf equipment assembly from the United States into Far East Asia. These increases in international sales volumes were partially offset by the negative changes to foreign currency exchange rates in our three major foreign operating regions.

      Gross Profit for the first nine months of 2001 decreased $0.7 million, or 2.1%, to $35.0 million from $35.7 million in the first nine months of 2000. Gross profit as a percentage of net sales decreased to 39.3% in the first nine months of 2001 from 40.8% in the first nine months of 2000. This decrease in gross profit as a percentage of net sales was driven by several factors, including (i) a change in the mix of sales to lower margin products, (ii) higher utility costs for both natural gas and electricity at our manufacturing plants, and (iii) the negative impact from the changes in foreign currency exchange rates in the United Kingdom, Japan and Australia.

      Selling, General and Administrative Expenses for the first nine months of 2001 decreased $0.6 million, or 4.9%, to $12.4 million from $13.0 million in the first nine months of 2000. SG&A as a percentage of net sales decreased to 13.9% in the first nine months of 2001 from 14.9% in the first nine months of 2000. The decrease in SG&A spending was generated from reductions in travel costs and management programs. In addition our provision for uncollectable accounts receivable was lower in the first nine months of 2001 compared to the first nine months of 2000 as we experienced significant customer bankruptcies in the third quarter of 2000. However, this decrease was partially offset by an increase in promotion expense during the first six months of 2001 that coincided with the introduction of several new products.

      Operating Income for the first nine months of 2001 decreased by $0.1 million, or 0.4%, to $20.6 million from $20.7 million in the first nine months of 2000. Operating income as a percentage of net sales decreased to 23.2% in the first nine months of 2001 from 23.6% in the first nine months of 2000. These changes in operating income reflect the changes described above in sales, gross profit and SG&A expenses.

      Interest Expense for the first nine months of 2001 decreased to $9.5 million from $10.4 million in the first nine months of 2000. This decrease is generated from the reduction in our outstanding bank debt between comparable periods, and the lower weighted average interest rate on our variable rate debt during the first nine months of 2001 which is reflective of the general decrease in interest rates in the U.S. economy.

      Income Taxes for the first nine months of 2001 increased to $5.0 million from $4.7 million in the first nine months of 2000. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the pre-tax income added back for the non-deductible portion of goodwill amortization and the incremental tax rate for state and foreign income tax purposes.

      Net income for the first nine months of 2001 increased by $0.5 million to $6.0 million from $5.5 million in the first nine months of 2000. This increase is reflective of the profit impact from the items described above.

      EBITDA and Adjusted EBITDA are measurements used by some to gauge our operating performance. EBITDA represents operating income plus depreciation and amortization of goodwill. Adjusted EBITDA represents EBITDA plus restructuring costs and management service fees. EBITDA and Adjusted EBITDA for the first nine months of 2001 and 2000 are calculated as follows:

	For the Nine
	Months Ended

	September 30,	October 1,
	2001	2000

Operating income	$20,603	20,686
Plus:
Depreciation	2,453	2,584
Amortization of goodwill	2,025	2,026

EBITDA	25,081	25,296

Plus:
Restructuring costs	—	7
Management services fee	375	375

Adjusted EBITDA	$25,456	25,678

      The decrease in Adjusted EBITDA of $0.2 million, or 0.9%, is reflective of the profit impact of the operating income items described above, as well as the impact of the items identified in the table above.

Liquidity and Capital Resources

  General

      In 1998 we established a senior credit facility which includes a $20.0 million non-amortizing revolving credit facility, a $10.0 million term A loan due 2004, and a $27.5 million term B loan due 2005. Amounts under the revolving credit facility are available on a revolving basis commencing September 30, 1998, and ending September 30, 2004.

      In addition, we issued $100.0 million in 10  7/8% Senior Subordinated Notes Due 2008 (the “Notes”). The Notes require cash interest payments each June 1 and December 1, beginning June 1, 1999. The Notes are redeemable, at the option of the Company, at certain redemption prices beginning December 1, 2003 and in the event of a public equity offering prior to December 1, 2003. In the event of a change of control or certain asset sales, we will be required to offer to repurchase the Notes.

      Both the senior credit facility and the Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit our ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The senior credit facility also requires us to maintain certain specified financial ratios and tests including minimum EBITDA levels, minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. At September 30, 2001 we were in compliance with all of the covenants in both the senior credit facility and the Notes. Furthermore, the senior credit facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of our excess cash flow. There were no mandatory prepayments required as of September 30, 2001.

  Nine Month Period Ended September 30, 2001 Compared to the Nine Month Period Ended October 1, 2000

      In the first nine months of 2001 cash provided by operating activities decreased by $4.6 million to $13.6 million from $18.2 million in 2000. This decrease was driven by an increase in cash required for working capital needs.

      We used $1.8 million of cash to invest in property, plant and equipment in the first nine months of 2001, compared to the $2.9 million we spent in the first nine months of 2000. Most of the decrease in capital spending between years is related to the purchase, during March 2000, of machinery and equipment from one of our former competitors in the golf shaft industry who was placed into receivership in the first quarter of 2000.

      We also repaid $1.3 million of the principal on our senior credit facility during the first nine months of 2001, compared to the $15.6 million that we repaid during the first nine months of 2000, which included a $2.4 million mandatory prepayment of principal as required by the terms of our senior credit facility, $1.0 million of scheduled principal payments, and $12.2 million in voluntary prepayments. The mandatory prepayment is based upon the excess cash flow generated in the prior calendar year, as defined in the credit agreement. Due to the voluntary prepayments of $14.2 million made during 2000 no mandatory prepayment was required in 2001.

      Currently, our intention is to use existing cash and cash provided from future operations, if any, as allowed within the covenants of our senior credit facility and our Notes, to:

•	Repay our senior credit facility or other long term debt,

•	Issue quarterly cash dividends to our parent company, True Temper Corporation, for its use to pay cash interest on its Senior Discount Notes, and/or

•	To make additional investments in the business for growth or profit improvements, which may include, among other things, capital expenditures and/or business acquisitions.

      In addition to the debt service obligations for principal and interest payments created by the senior credit facility and the Notes described above, our liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. We intend to fund our current and long term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of September 30, 2001 we have the full amount of the $20.0 million revolving credit facility available for future cash requirements.

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

Other Developments

      In September 2001 we acquired the capital equipment assets and intellectual property rights of Advanced Materials Engineering (“AME”) for total consideration of approximately $300,000, subject to certain purchase price adjustments and other matters. AME is a designer and manufacturer of composite carbon fiber bicycle forks for use in high-end road bikes under the Alpha Q brand name.

Impact of Recently Issued Accounting Standard

      In July 2001, the Financial Accounting Standard Board (“FASB”) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over the respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of.

      The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination complete after June 30, 2001 but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

      Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible assets for impairment in accordance with the provision of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with the Statement 142 transitional goodwill impairment evaluation, the Company will perform an assessment of whether goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reported unit by assigning the assets and liabilities, including the exiting goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

      As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $71.5 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $2.7 million and $2.0 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively.

      Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

      In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligation, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002 with earlier adoption permitted. The Company has not yet determined the impact, if any, of adopting this standard.

      In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 141 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

      The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company’s financial statements.

Forward-Looking Statements

      The Private Securities Litigation Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by our Company. This document, including but not limited to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements. All statements which address operating performance, events or developments that we expect, plan, believe, hope, wish, forecast, predict, intend, or anticipate will occur in the future, and other similar meanings or phrases, are forward-looking statements within the meaning of the Act.

      The forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance. However, there are many risk factors, including but not limited to, the Company’s substantial leverage, the Company’s ability to service its debt, the general state of the economy, the Company’s ability to execute its plans, fluctuations of energy prices and availability, fluctuations of raw material prices, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in our Company’s forward-looking statements. Additional information concerning the Company’s risk factors is contained from time to time in the Company’s public filings with the SEC; and most recently in the Business Risks section of Item 1 to Part 1 of our 2000 Annual Report on Form 10-K filed with the SEC on March 28, 2001.

      The Company’s views, estimates, plans and outlook as described within this document may change subsequent to the release of this filing. The Company is under no obligation to modify or update any or all of the statements it has made herein despite any subsequent changes the Company may make in its views, estimates, plans or outlook for the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Information concerning our market risks is contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2000 Annual Report on Form 10-K, as filed with the SEC on March 28, 2001.

      This information has been omitted from this report as there have been no material changes to our market risks as of September 30, 2001.

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

      — Not applicable —

Item 3.  Defaults Upon Senior Securities

      — None —

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the quarter ended September 30, 2001.

Item 5.  Other Information

      — Not Applicable —

Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibits

2.1	Reorganization, Recapitalization and Stock Purchase Agreement dated as of June 29, 1998 by and between The Black & Decker Corporation, True Temper Sports, Inc. and TTSI LLC (“Recapitalization Agreement”) (filed as exhibit 2.1 to the Company’s Registration Statement on Form S-4 (No. 333-72343), as filed with the Securities and Exchange Commission (the “SEC”) on February 12, 1999 (the “Form S-4”)).*
2.2	Amendment No. 1 to Recapitalization Agreement dated August 1, 1998 (filed as exhibit 2.2 to Form S-4).*
2.3	Amendment No. 2 to Recapitalization Agreement dated September 30, 1998 (filed as exhibit 2.3 to Form S-4).*
2.4	Assignment and Assumption Agreement by and between True Temper Corporation (“TTC”) and the Company dated September 30, 1998 (filed as exhibit 2.4 to Form S-4).*
3.1	Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1998 (filed as Exhibit 3.1 to Form S-4).*
3.2	By-laws of the Company (filed as Exhibit 3.2 to Form S-4).*
4.1	Indenture dated November 23, 1998 between the Company United States Trust of New York (filed as Exhibit 4.1 to Form S-4).*
4.2	Purchase Agreement dated November 18, 1998 between the Company and Donaldson, Lufkin and Jenrette (filed as Exhibit 4.2 to Form S-4).*
10.1	Management Services Agreement dated as of September 30, 1998 between the Company and Cornerstone Equity Investors, LLC (“Management Services Agreement”) (filed as Exhibit 10.1 to Form S-4).*
10.2	Amendment to Management Services Agreement dated November 23, 1998 (filed as Exhibit 10.2 to Form S-4).*
10.3	Credit Agreement dated as of September 30, 1998 among the Company, various financial institutions, DLJ Capital Funding, Inc. and The First National Bank of Chicago (filed as Exhibit 10.3 to Form S-4).*
10.4	Securities Purchase Agreement dated as of September 30, 1998 among TTC and the Purchase Party thereto (filed as Exhibit 10.4 to Form S-4).*
10.5	Amendment No. 1 to Credit Agreement dated June 11, 1999 (filed as Exhibit 10.5 to the Company’s 1999 Annual Report on Form 10-K, as filed with the SEC on March 30, 2000).*

10.6	True Temper Corporation 1998 Stock Option Plan (filed as Exhibit 10.6 to the Company’s 1999 Annual Report on Form 10-K, as filed with the SEC on March 30, 2000).*
10.7	Shareholder’s Agreement dated as of September 30, 1998 (filed as Exhibit 10.7 to the Company’s 1999 Annual Report on Form 10-K, as filed with the SEC on March 30, 2000).*
10.8	Amended and Restated Management Services Agreement dated March 27, 2000 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2000, as filed with the SEC on May 16, 2000).*
10.9	Amendment No. 2 to Credit Agreement dated November 17, 2000 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 28, 2001).*

      b.  Reports on Form 8-K

No reports or Form 8-K were filed during the quarter ended September 30, 2001.

*  Incorporated by reference.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on November 9, 2001.

True Temper Sports, Inc.

By:	/s/SCOTT C. HENNESSY

Name: Scott C. Hennessy

Title:	President and Chief Executive Officer

By:	/s/FRED H. GEYER

Name: Fred H. Geyer

Title:	Vice President, Chief Financial Officer, and Treasurer