Form 10-K405
period 2001-12-31
TRUE TEMPER SPORTS INC
filed 2002-04-01
CIK 1078547

________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-72343

TRUE TEMPER SPORTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	3949	52-2112620
(State of other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

8275 Tournament Drive

Suite 200
Memphis, Tennessee 38125
Telephone: (901) 746-2000
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

      Indicate by checkmark if disclosure by delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      As of April 1, 2002 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding. All of the Registrant’s outstanding shares were held by True Temper Corporation, the Registrant’s parent company, as of April 1, 2002.

Documents Incorporated by Reference:

      Part IV incorporates certain information by reference from the Registrant’s Registration Statement on Form S-4, as filed with the Securities & Exchange Commission on June 7, 1999, and declared effective on June 10, 1999.

EX-10.10: AMENDMENT NO. 3 TO CREDIT AGREEMENT
EX-12.1: COMPUTATION OF RATIO OF EARNINGS

TRUE TEMPER SPORTS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2001

i

PART I

Item 1.  Business

General

      We are the world’s leading designer, manufacturer and marketer of golf club shafts. Since the 1930’s we have manufactured golf club shafts under the widely recognized True Temper brand. In 2001, over 70% of our revenues were generated through the sale of steel golf club shafts, a market in which we have an estimated worldwide share of over 65%. We are a major supplier of steel shafts to the top 20 domestic golf club designers and distributors, including Callaway, PING, Titleist, Mizuno, Wilson, Cleveland, Adams, TaylorMade and Golfsmith. In addition, we are a leading manufacturer of premium graphite shafts in the highly fragmented graphite golf club shaft market.

      Our products include over 1,000 proprietary models (with our customers’ brand name, label or trademark affixed to the shaft) and 2,000 branded models (with the True Temper and/or Grafalloy brand name, label or trademark affixed to the shaft) of golf club shafts, including a full range of commercial and premium grade steel shafts and a full line of premium graphite shafts. True Temper offers a wide range of steel shaft lines, including:

(1)	Dynamic Gold, a leading steel shaft on the PGA Tour for the last 20 years;

(2)	Sensicore, which utilizes patented vibration damping technology, to combine the feel of graphite with the consistency of steel;

(3)	BiMatrx, a patented multi-material technology combining the benefits of steel with the benefits of graphite into one shaft;

(4)	TX 90, one of the lightest steel shafts in golf; and

(5)	co-branded products, including Callaway’s Memphis 10, PING’s JZ and ZZ Lite and Wilson’s Fat Shaft.

      From 1990 to 2001, our steel shafts were played by over 82% of the PGA’s major championship winners, including 11 of the last 12 Masters champions.

      We also design, manufacture and market approximately 75 lines of graphite (carbon fiber based composite) shafts under the True Temper and Grafalloy brand names, including EI-70, Rocket Graphite, TT Lite, ProLite, ProLogic, AttackLite and PowerLite. Our graphite shafts also have a strong presence on the professional tours, where they have been used by players such as David Duval, Davis Love III and Justin Leonard, each of whom have won professional tour events during the past three years playing our graphite shafts.

      In addition, we manufacture a variety of high strength, high tolerance tubular components for the bicycle, automotive and recreational sports markets. During 2000 we expanded the design and manufacturing capability of our performance tubing business segment to include not only steel tubing applications but also composite tubing. Our first product offerings of this type are graphite hockey and lacrosse stick shafts designed for the premier manufacturers in these two markets. In 2001 we further expanded our composite tubing capabilities with the acquisition of substantially all capital assets and intellectual property rights of Advanced Materials Engineering (“AME”). AME is a designer and manufacturer of composite carbon fiber bicycle forks for use in high-end road bikes under the Alpha Q brand name.

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

      Like most golf shaft manufacturers we sell shafts to both original equipment manufacturers (“OEM’s”) like Callaway, Titleist, PING, Wilson and others, as well as to golf equipment distributors like Golfsmith. OEM’s purchase proprietary products uniquely designed for them as well as products that the Company sells to any other customer under the True Temper or Grafalloy brand names. Distributors, who service custom club builders and pro shops, prefer to purchase True Temper and Grafalloy brand name shafts that have a high degree of consumer recognition.

Business Strategy

      Our goal is to increase revenues and operating performance by capitalizing on our position as the leading worldwide designer, manufacturer and marketer of technologically innovative, performance-oriented golf club shafts. Our business strategy to achieve this goal consists of the following objectives:

•	Continue to Increase Our Share of the Steel and Graphite Shaft Markets. We intend to continue to increase our share of the steel and graphite shaft markets by leveraging the True Temper and Grafalloy brands and continuing to introduce new products and technologies tailored to the specific needs of golfers. Our plans are to continue to develop innovative premium steel shafts with performance characteristics and features that support higher than average selling prices and gross margins. We also expect our lower-priced commercial golf club shaft business to grow due to increased consumer interest in golf, particularly by women, junior and minority golfers. We expect to increase our share of the highly fragmented graphite shaft market by capitalizing on our technological leadership to introduce new, higher performance premium products under the True Temper and Grafalloy brands. In addition, we expect to leverage our brand and international distribution capabilities to increase our share of the growing international market, which represents approximately one-third of the worldwide golf club shaft market.

•	Leverage Technological Leadership to Introduce New Products. We intend to capitalize on our design expertise and couple our internal resources with our supplier partnerships to continue to develop and introduce new products for the future as we have in the past. In 2001, over 37% of our revenues were derived from products introduced during the past 2 years. In 1996, True Temper developed and introduced Sensicore, a highly successful line of premium steel shafts that incorporates our patented vibration damping technology. We believe the Sensicore technology incorporates the performance characteristics and consistency of steel with the feel of graphite, while offering the lowest vibration levels of any steel or graphite shaft on the market. In 1998 True Temper successfully expanded the patented Sensicore technology into graphite shafts and in 1999 we continued the product line development with the launch of Sensicore Gold, with variable damping technology. During the past several years we developed the revolutionary new BiMatrx technology, which combines the favorable performance characteristics of both steel and graphite into one shaft. The BiMatrx driver and fairway wood products were launched at the January 2001 PGA merchandise show in Orlando, Florida, and achieved sales success throughout last year.

•	Capitalize on the Long-Term Favorable Trends Affecting the Golf Equipment Industry. We expect to continue to benefit from the long-term positive trends affecting the golf equipment industry. These trends include:

(1)	increased consumer spending since 1990 on recreational activities in general, and on golf equipment in particular;

(2)	growth in the number of golf courses;

(3)	increased interest in golf by woman, junior and minority golfers;

(4)	projected population growth of golfers who are 40 to 60 years old, the segment of the population which generally plays the most rounds and spends the most on golf equipment;

(5)	substantial increase in media exposure; and

(6)	the rapid evolution of golf club designs and technology.

•	Enhance Long-Term Customer Relationships. We are a major supplier to the top 20 domestic golf club manufacturers. We intend to continue to play a critical role in designing new shaft technologies to meet the specific performance requirements of our customers’ new products. We utilize a computer-aided design program that evaluates a new shaft’s design with respect to weight, torque, flex point, tip and butt flexibility, swing weight and other critical shaft design criteria. In addition, we further enhance our customer relationships by developing co-branded products, such as the Memphis 10 for Callaway, the Fat Shaft for Wilson, and the JZ and ZZ Lite for PING.

•	Continue to Build the True Temper and Grafalloy Brands. We intend to continue to increase awareness of the True Temper and Grafalloy brands and to support our new product introductions with targeted consumer advertising campaigns. From 1999 to 2001 we increased advertising expenditures by approximately 9.6% to $5.0 million, or approximately 4.5% of our 2001 revenues. We are currently the only golf club shaft manufacturer that routinely advertises on national television. Our marketing programs also include:

(1)	advertising in major industry publications and other media channels both independently and in cooperation with certain of the leading golf club manufacturers;

(2)	promoting our products among tour and teaching professionals, college players, coaches and other leaders in the golf community; and

(3)	maintaining promotional vans to provide technical support to professional golfers at the major events on each of golf’s professional tours. In addition we have established a warehouse operation in Hong Kong to service our customers in China.

We also promote our brands in international markets through our sales and distribution offices in Japan, Australia and the United Kingdom.

•	Continue to Improve Productivity and Operating Margins. From the year ended December 31, 1999 to 2001, we increased our operating income margins from 19.1% to 23.1% and our Adjusted EBITDA (as defined in Item 6 of this annual report) margins from 27.2% to 29.2%, primarily as a result of reducing our overall cost structure. Management believes there are opportunities to improve future gross profit margins through:

(1)	new product introductions;

(2)	productivity improvements from enhanced manufacturing processes and work flow designs; and

(3)	reduced scrap and product waste expenses from improved quality standards and processes.

Products

      We design, manufacture and market steel and graphite golf club shafts, as well as a variety of high strength, high tolerance tubular components for the bicycle, automotive and recreational sports markets. We manufacture over 1,000 custom and 2,000 standard golf club shafts featuring different combinations of performance characteristics, including weight, flex, torque and bend profile. Our custom (proprietary) shafts, which accounted for approximately 33% of revenues in 2001, are designed, and frequently co-branded in partnership with our customers, to accommodate specific golf club designs. Our branded products with the True Temper and Grafalloy names and designs are typically sold to golf club manufacturers, distributors and various custom club assemblers, and are used to either assemble new clubs or to replace the shafts in existing clubs.

      Steel Golf Club Shafts. We manufacture a wide range of steel golf club shaft lines, including shafts with the Sensicore and Sensicore Gold insert, which are well-recognized as the leading shafts to combine the performance advantages of steel with the vibration damping characteristics of graphite; the Dynamic Gold shaft, which has been one of the most widely used shafts on the PGA Tour for the last 20 years; and the TX 90 shaft, which is one of the lightest weight steel shafts in golf.

      Our steel golf club shafts can be divided into the following two primary product lines:

      (1) premium steel shafts; and

      (2) commercial steel shafts.

      Premium steel shafts, such as our Sensicore, Dynamic Gold and TX 90 product lines, are high performance products and generally yield higher profit margins than commercial steel shafts. Our commercial steel shafts, however, are more attractively priced for entry level golfers, resulting in lower per unit margins coupled with higher production volume and unit sales.

      Graphite Golf Club Shafts. We manufacture a wide range of graphite golf club shaft lines, which are offered in a variety of weights, torques and flexes. Our graphite golf club shafts include the True Temper EI-70 and Grafalloy ProLite which are currently being played by over 100 touring professionals on the PGA and Senior PGA Tours; the Sensicore Graphite shaft, which utilizes our patented vibration damping technology. Our graphite shafts are also sold under the True Temper and Grafalloy product brands such as, TT Lite, ProLogic, Powerlite, Attacklite, and Rocket.

      Golf Club Shafts With Combined Materials. During the last several years we have been working to develop golf club shafts that combine multiple materials such as steel and graphite into one shaft. Late in 2000 we introduced a custom iron product for Adams Golf that combines steel shaft with a graphite tip section to produce a shaft that provides a new feel for irons.

      We used this same patented technology to introduce the True Temper branded product known as BiMatrx in January 2001. The BiMatrx shaft consists of a graphite shaft with a steel tip section that is currently designed for use in driver and fairway wood applications.

      Performance Tubing Products. We also manufacture and sell a wide variety of high performance tubular components for the bicycle, automotive and recreational sports markets. In 2001, we sold our performance tubing products to a broad range of original equipment manufacturers, including Trek Bicycle, Dana Corporation, Autodyne Manufacturing, Starline Baton, STX and Sherwood Hockey.

Customers

      We maintain long-standing relationships with a highly diversified customer base consisting of the premier golf club manufacturers and distributors in the world. We are a major supplier of shafts to each of the top 20 domestic golf club designers in the world, including Callaway, PING, Titleist, Mizuno, Wilson, Cleveland, Adams, TaylorMade and Golfsmith. In 2001, True Temper had in excess of 800 customers, including approximately 700 golf club manufacturers and more than 100 distributors.

      We believe that our close customer relationships and responsive service have been significant elements to our success and that our engineering and manufacturing expertise provide us with a strong competitive advantage. We have developed and co-branded several proprietary shafts with our customers, which include customized steel shafts for Callaway, under the Memphis 10 brand; for PING, under the JZ and ZZ Lite brands; and for Wilson to produce the Fat Shaft line of clubs.

Competition

      We operate in a highly competitive environment. We believe that we compete principally on the basis of:

•	our ability to provide a broad range of high quality steel and graphite shafts at competitive prices;

•	our ability to deliver customized products in large quantities on a timely basis through distribution channels around the world;

•	the acceptance of steel and graphite shafts in general, and our shafts in particular, by professional and other golfers;

•	our ability to develop and produce innovative new products that provide performance features which benefit golfers of all skill levels.

      We estimate that we have over 65% of the worldwide steel shaft market, and that our next largest steel competitor has about one third of our volume. Until recently, we primarily competed with four other steel golf shaft manufacturers: Royal Precision, Inc., a domestic based steel shaft manufacturer, Far East Machinery Co., Ltd. (Femco) located in Taiwan, Nippon Shaft Co., Ltd., a low volume Japanese brand, and Coyote Sports Inc., the owner of the Apollo Sports steel shaft brand. However, late in 1999, Coyote Sports Inc. filed for bankruptcy, and a creditor placed its steel shaft subsidiary, Apollo, into Receivership under the laws in the United Kingdom. In early 2000, the Apollo shaft manufacturing operations were shut down and the majority of its steel shaft manufacturing equipment was purchased by True Temper.

      Unlike steel, the graphite shaft manufacturing industry is highly fragmented with a large number of suppliers selling to only a few customers. We believe there are anywhere from fifty to eighty graphite shaft manufacturers worldwide. A few of these companies reside in North America and most are located in Far East Asia. We do not believe that there are any graphite suppliers currently with a market share in graphite that is in any way comparable to the market share True Temper has in steel. We believe True Temper is one of the top five highest volume premium grade graphite shaft producers in the world. Our major competitors in the graphite shaft market include Aldila, Inc., United Sports Technologies, Inc., (UST), Graphite Design International, Fujikura Composite America Inc., and Horizon Sports Technology (HST).

      We believe we are the only major shaft supplier that produces both steel and graphite shafts in significant volumes for the OEM and distributor markets.

Design & Development

      We design and develop products for both proprietary/co-branded market applications and for the True Temper/ Grafalloy branded product names.

      The larger golf club manufacturers often request exclusively designed proprietary or co-branded steel and graphite golf club shafts for their club systems, which require golf club shafts, heads and grips engineered to work together. We are committed to serving this market by maintaining our role as a leader in innovative shaft designs for both steel and graphite materials technology. Shaft designs and modifications are frequently the direct result of our combined efforts with that of our customers to develop an exclusive shaft specifically designed for that customer’s clubs. We use a computer aided design analysis program to evaluate a new shaft’s design with respect to weight, torque, flex point, tip and butt flexibility, swing weight and other critical shaft design criteria.

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

      Research and development costs for the years ended December 31, 2001, 2000 and 1999 were $1.6 million, $1.6 million and $1.8 million, respectively.

Manufacturing

      We believe that our manufacturing expertise and production capabilities enable us to respond quickly to customers’ orders and provide sufficient quantities on a timely basis. We believe that our investment in capital equipment and personnel training has enabled us to establish a reputation as one of the leading manufacturers of steel and graphite shafts.

      Steel Shaft Manufacturing Process. The process of manufacturing a steel shaft has many distinct phases. Generally, a large steel coil is unrolled and then formed lengthwise, welded and cut into cylinders. The tubing is then treated and fitted over a metal rod or “mandrel” that is used to determine the precise inside diameter of the cylinder as it is drawn. The tubing is stretched, cut into sections, and then weighed and balanced. Later, through a process that we pioneered, the sections are tapered to give each shaft model a particular flex and frequency. The shafts are cleaned, straightened, heat-treated and tempered. The shafts are straightened by machines designed and built by True Temper. The shafts are plated with layers of nickel to prevent corrosion and then covered with a fine layer of chrome. Finally, shafts are dried, polished and inspected for cosmetic flaws before our name and logo is affixed to the shaft. It takes an average of 10 days to manufacture a True Temper steel shaft.

      Graphite Shaft Manufacturing Process. There are two processes which are used to manufacture a graphite shaft: flag-wrapping and filament-winding. Most of our graphite shafts are produced using the flag-wrapping process. The flag-wrapping process uses graphite fiber materials or “prepreg” in sheet form which requires refrigeration until use. Each new roll of prepreg is allowed to reach room temperature before the material is cut into pennant-shaped patterns called flags for each particular shaft design. Layer by layer, various combinations of prepreg flags are wrapped around mandrels specified for each particular shaft design. The layered materials are then encased in thin layers of clear tape for compaction and heated at high temperatures to harden the material. At the end of the process, the shafts are painted and stylized using a variety of colors, patterns and designs. The filament-winding process, on the other hand, begins with a spool, rather than a sheet, of graphite fiber, which is fed onto the reel of a machine which then wraps the fiber around a mandrel by turning the mandrel and simultaneously moving the graphite fiber from one end of the mandrel to the other. Once the mandrel is wrapped, the process uses the same encasing and heating techniques as the flag wrapping process.

      Raw Materials. We use several raw materials to produce steel golf shafts, including several steel alloys sourced from two or three primary vendors, nickel and plating chemicals, Sensicore inserts and various sundry supplies, boxes and labels. Graphite shafts are produced with a variety of graphite fiber materials in both sheet and spool form that we source from several different vendors. In addition, graphite shafts are finished with a wide variety of paints and inks. We believe that there are adequate alternative suppliers of these materials, and, therefore, we do not believe that we are dependent on any one supplier. See “Business Risks — Risk Associated with Fluctuations in Raw Material Cost and Availability” and “Qualitative and Quantitative Disclosures About Market Risk — Commodity Risk” for risks relating to price increases in raw materials and to delays in receiving supplies.

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

      For example, we have maintained a strong presence among PGA Tour players, particularly since 1981, when we began sending our PGA Tour van to all major PGA events. The Tour van functions as a golf club repair shop on wheels, visiting over 50 professional tour events during 2001. Typically, the van is located on the practice tee and lends technical support to the tour professionals while simultaneously promoting the True Temper and Grafalloy brands with representatives of original equipment manufacturers. In addition, we provide technical support to the players on the Senior PGA Tour, the LPGA Tour, and the Buy.Com Tour (formerly the Nike Tour).

      Although we do not pay any professional golfer to play our shafts in competition, we believe that the use of our products by professional golfers enhances our reputation for quality and performance while also promoting the use of our shafts. Recognizing the influence professional golfer’s product choices have on consumer preferences, we also engage in special promotional efforts to encourage professional golfers to use clubs with our shafts. Similarly, we contribute shafts to college athletic programs and teaching professionals in order to expose those who may influence future club purchases to the advantages of True Temper and Grafalloy shafts.

      Much of our advertising and promotional spending is dedicated to print and television advertising, including cooperative advertising with our customers. We believe we are currently the only golf club shaft manufacturer that routinely advertises on national television. Additional advertising and promotional spending is allocated to promotional events such as trade shows, consumer golf shows and PGA Tour activities. In a 1998 New York Times research poll, True Temper was ranked as the top golf shaft company in terms of brand familiarity. Of those surveyed, 93% recognized the True Temper brand.

      Advertising and promotional costs for the years ended December 31, 2001, 2000 and 1999 were $5.0 million, $4.6 million and $4.6 million, respectively.

Distribution & Sales

      We primarily sell our shafts to golf club manufacturers and distributors. Typically, distributors resell our products to custom club assemblers, pro shops and individuals. Sales to golf club manufacturers accounted for approximately 77% of revenues in 2001.

      We believe that we have one of the most experienced and respected sales staffs in the industry. Our sales and marketing department includes domestic sales managers, international sales managers, a customer service group and a team of design professionals who provide field support to our sales representatives. We believe that our international market presence, which comprised approximately 20% of our total 2001 revenues, provides an opportunity for future growth. We market our products in Japan, Europe, Australia and Southeast Asia and maintain a distribution operation in each region.

Employees

      As of December 31, 2001, we had 610 full-time employees, including 26 in sales and marketing, 25 in research, development and manufacturing engineering, 529 in production and the balance in administrative and support roles. In addition, as of December 31, 2001, we had 68 individuals working in production at our El Cajon facility through a temporary employment agency. The El Cajon plant has historically used a certain portion of temporary workers in order to more effectively match the workforce level with the required production level at various times of the year.

      The hourly employees at our steel plant in Amory, Mississippi are represented by the United Steel Workers of America. In May 1999, the United Steel Workers union at our Amory, Mississippi facility voted to accept a new collective bargaining agreement that covers a four year period beginning in May 1999 and expiring in July 2003. We believe that our relationships with the union and our employees are good. See “Risk Factors — Labor Relations” for a description of how our company would be adversely affected in the event of a labor disruption or work stoppage affecting our employees.

Intellectual Property

      As of December 31, 2001 we held 24 patents worldwide relating to various products and proprietary technologies, including the Sensicore technology, and had 5 patent applications pending. We also hold numerous trademarks related to, among other things, our True Temper and Grafalloy branded products.

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

Business Risks

      This annual report on Form 10-K includes “forward looking statements” including, in particular, the statements about our plans, strategies, and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business”. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the forward looking statements we make in this report are set forth below and elsewhere in this report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the following cautionary statements.

SUBSTANTIAL LEVERAGE — Our substantial indebtedness could adversely affect the financial health of our company. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our Senior Subordinated Notes;

•	increase our vulnerability to increases in interest rates because our secured credit facility, under which our indebtedness was $16.5 million as of December 31, 2001, is subject to a variable interest rate;

•	limit our ability to fund future working capital, capital expenditures, research and development costs, acquisitions and other general corporate requirements;

•	require a substantial amount of our annual cash flow from operations for debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, acquisitions and other general corporate purposes;

•	limit our flexibility to plan for, or react to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

ABILITY TO SERVICE DEBT — Due largely to factors beyond our control, we may not in the future be able to generate the cash we need to service our indebtedness. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our senior bank facilities will be adequate to meet our future liquidity needs.

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

DEPENDENCE ON DISCRETIONARY CONSUMER SPENDING — Sales of golf clubs are dependent on discretionary consumer spending which may be affected by general economic conditions resulting in a decrease in consumer spending on golf equipment. In addition, our future results of operations could be affected adversely by a number of other factors that influence discretionary consumer spending including, unseasonal weather patterns, demand for our existing and future products, new product introductions by our competitors, an overall decline in participation in golf activities, shifting consumer preferences between graphite and steel golf club shafts or other materials that we currently do not produce, and competitive pressures that otherwise result in lower than expected average selling prices. Any one or more of these factors could result in our failure to achieve our expectations as to future sales or earnings. Because most operating expenses are relatively fixed in the short-term, we may be unable to adjust spending to compensate for any unexpected sales shortfall, which could adversely affect our results of operations.

NEW PRODUCT INTRODUCTION — There can be no assurance that we will continue to develop competitive products, develop or use technology on a timely or competitive basis or otherwise respond to emerging market trends. Because the introduction of new golf club shafts using steel, graphite or other composite and combined materials is critical to our future success, our continued growth will depend, in large part, on our ability to successfully develop and introduce new products in the marketplace. Should golf consumers prefer to use golf clubs made from materials other than steel or graphite, there could be a material adverse effect on the results of our operations. In addition, the design of new golf clubs is also greatly influenced by the rules and interpretations of the U.S. Golf Association (“USGA”). Although the golf equipment standards established by the USGA generally apply mainly to competitive events sanctioned by that organization, we believe that it is critical for our future success that our new shafts comply with USGA standards. No assurance can be given that any new products will receive USGA approval or that existing USGA standards will not be altered in ways that adversely affect the sales of our current or future products.

LABOR RELATIONS — If any labor disruption or work stoppages affect our employees, the results of our operation could be adversely affected. At December 31, 2001, we employed approximately 610 full-time individuals. Of these, approximately 366 hourly employees at our Amory, Mississippi facility are represented by the United Steel Workers of America. Although we believe that relations with our employees and the union are generally good, there can be no assurance that we will not be subject to work stoppages or other labor disruption and, if such events were to occur, that there would not be a material adverse effect on our results of operations.

COMPETITION WITH OTHER GOLF CLUB SHAFT DESIGNERS AND MANUFACTURERS — We operate in a highly competitive environment and compete against a number of established golf club shaft designers, manufacturers and distributors. We also compete indirectly with manufacturers that produce shafts internally and face potential competition from golf club manufacturers that currently purchase golf club shaft components from third parties but which may have, develop or acquire the ability to manufacture shafts internally. Unlike the steel shaft industry, the graphite shaft industry is highly fragmented. As a result, we compete with many players involved in the design and manufacture of graphite shafts. See “Business — Competition” for a description of the bases on which we compete and the number of competitors in our industry.

INDUSTRY CONSOLIDATION — If the industry and customer base continues to consolidate, then it is possible a consolidation of several of our existing customers into one company could represent a significant portion of our annual revenues. If this were to occur, and this customer selected an alternative shaft supplier, it could have a material adverse effect on our results of operations. If this consolidated company were to remain a True Temper customer it could represent an increased credit risk due to its size in relation to our total accounts receivable.

FLUCTUATIONS IN COST AND AVAILABILITY OF RAW MATERIAL — Since our company is dependent upon certain suppliers for steel, nickel, graphite prepreg and other materials, we are subject to price increases and delays in receiving materials. Although we have several sources for most of the key raw materials we purchase, and we attempt to establish purchase price commitments for one-year periods, we are subject to price increases for raw materials used in the manufacture of golf club shafts and to delays in receiving these materials. As key components to the manufacture of golf club shafts, a substantial price increase to one or more of these raw materials or any extended delay in their delivery could result in a material adverse effect on our results of operations.

FLUCTUATIONS IN COST AND AVAILABILITY OF ENERGY SOURCES — Our graphite shaft manufacturing operation is located in Southern California and is dependent upon a consistent and affordable supply of electricity. If there is a prolonged shortage of electrical supply to our California facility and/or a significant increase in the cost of electrical power, it could result in the temporary or permanent closure of our graphite shaft operations, which could have a material adverse affect on the results of our operations.

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

FLUCTUATION IN AVAILABILITY OF ENERGY TO CUSTOMERS — There are a significant number of golf equipment assemblers who are headquartered and conduct manufacturing operations in Southern California. In aggregate these companies account for a significant share of the golf equipment market and also account for a considerable portion of True Temper’s sales revenue. With the recent disruption of electrical power to California and other Western states there is a risk that our customer’s manufacturing operations may be adversely affected by power shortages. If this were to occur they may reduce their purchases of shafts from True Temper causing a significant adverse impact to our revenues and results of operations.

FLUCTUATIONS IN COST OF HEALTH INSURANCE — Health insurance coverage is a valuable benefit in retaining and attracting employees and has been subject to significant price increases by health industry providers. Since we do not plan to eliminate providing health benefits to our employees, the rising costs could have a material adverse affect on the results of our operations.

PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY — There can be no assurance that the patents we hold relating to certain of our products and technologies offer complete protection against infringement of our proprietary rights by others. As of December 31, 2001 we held 38 patents worldwide relating to various products and proprietary technologies, including the Sensicore technology, and had 18 patent applications pending. There can be no assurance, however, as to the degree of protection afforded by these patents or as to the likelihood that patents will be issued from the pending patent applications. Moreover, these patents may have limited commercial value or may not protect our products. Additionally, the U.S. patents that we hold do not preclude competitors from developing or marketing products similar to our products in international markets.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS — We are subject to federal, state, and local environmental and workplace health and safety laws, regulations and requirements which, if contravened, could result in significant costs to our company. Our manufacturing operations involve the use of hazardous substances and should there be a release of such substances from our facilities, we may be held liable. Although we believe we are in material compliance with all such laws, regulations and requirements, instances of noncompliance could occur or be identified in the future. The penalties or corrective action costs associated with noncompliance could be material. In addition, we may receive notices of potential liability pursuant to federal or state laws for cleanup costs associated with waste recycling or disposal facilities at which wastes associated with our operations have allegedly come to be located.

RESTRICTIONS IMPOSED BY OUR SENIOR CREDIT FACILITIES AND THE INDENTURE FOR OUR 10 7/8% SENIOR SUBORDINATED NOTES DUE 2008 (THE “NOTES”) — As more fully described in Note 8 to the financial statements located elsewhere in this annual report, we are subject to restrictions contained in our senior bank facilities and in the indenture. Failure to comply with any of the restrictions could result in acceleration of our debt. The senior credit facilities and the indenture restrict our ability to:

•	incur additional indebtedness;

•	pay dividends and make distributions; and

•	make certain investments, loans, or advances (including acquisitions).

      In the event that we fail to comply with any of these restrictions, or receive a waiver from compliance, we will be required to pay to our lenders our outstanding debt or we may be subject to foreclosure on the collateral securing our obligations under the senior credit facilities.

Item 2.  Properties

      Our administrative offices and manufacturing facilities currently occupy approximately 440,000 square feet. Our shafts are manufactured at two separate facilities, a steel shaft facility located in Amory, Mississippi and a composite graphite shaft facility located in El Cajon, California. In addition, we have a multi-material shaft assembly facility located in Olive Branch, Mississippi. Our executive offices are located in a leased facility in Memphis, Tennessee. The following table sets forth certain information regarding significant facilities operated by True Temper as of December 31, 2001:

				Lease
		Approx.	Owned/	Expiration
Facility	Location	sq. Ft.	Leased	Date

Corporate Offices	Memphis, Tennessee	13,500	Leased	December 2005
Steel Shaft/ Tubing Mfg.	Amory, Mississippi	335,000	Leased	January 2063 (1)
Composite Shaft Mfg.	El Cajon, California	45,907	Leased	March 2004
Building	Olive Branch, Mississippi	45,000	Owned	—

(1)	The Amory, Mississippi lease is structured in 5 year automatically renewable terms, extending through January 2063. The lease covers the original land and building of the Amory facility.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      There is no public market for the Company’s equity securities. All of the Company’s capital stock is owned by True Temper Corporation.

      The Company declared and paid dividends quarterly on its shares of common stock during fiscal 2001 totaling $3.6 million. The Company declared and paid dividends on its shares of common stock during fiscal 2000 in the amount of $1.2 million. The Company did not declare any dividends on its shares of common stock during fiscal year 1999.

      Our various debt instruments impose restrictions on the payment of dividends by means of covenants. The Company was in compliance with all debt covenants as of December 31, 2001.

Item 6.     Selected Financial Data

      Set forth below are our selected historical financial data for the five fiscal years ended December 31, 2001. The historical financial data were derived from our audited financial statements and the notes thereto (except EBITDA, Adjusted EBITDA, and ratio of earnings to fixed charges data), for which the December 31, 2001, 2000 and 1999 financial statements are included herein.

	Year Ended December 31,

	2001	2000	1999	1998(1)	1997

	(Dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales	$111,083	$110,636	$92,215	$91,450	$82,597
Gross profit	43,348	45,254	36,131	32,198	28,711
Selling, general and administrative expenses	14,963	16,899	15,156	13,464	13,324
Allocated corporate expenses(2)	—	—	—	763	927
Amortization of goodwill	2,695	2,701	2,701	2,505	3,746
Goodwill writeoff(3)	—	—	—	40,000	—
Recapitalization transaction expenses	—	—	—	5,698	—
Impairment charge on long lived assets(4)	—	1,053	—	750	—
Restructuring charges(5)	—	7	622	400	520
Operating income (loss)	25,690	24,594	17,652	(31,382)	10,194
Interest expense, net of interest income	12,660	13,693	14,341	3,462	—
Income tax (benefit) expense (6)	(11,539)	5,218	2,318	2,887	5,277
Net income (loss)	$24,571	$5,627	$1,002	$(37,811)	$4,863
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital(7)	$14,748	$9,881	$11,200	$8,942	$6,418
Total assets	189,330	175,888	186,963	189,626	160,341
Total debt(8)	116,522	118,448	136,522	137,545	349
Total stockholder’s equity	$61,303	$40,320	$35,881	$34,879	$146,716
OTHER FINANCIAL DATA:
EBITDA(9)	$31,898	$30,830	$23,857	$14,449	$17,543
EBITDA margin(9)	28.7%	27.9%	25.9%	15.8%	21.2%
Adjusted EBITDA(9)	$32,398	$32,390	$25,087	$21,622	$18,063
Adjusted EBITDA Margin(9)	29.2%	29.3%	27.2%	23.6%	21.9%
Cash from operating activities	$12,162	$20,607	$7,619	$4,661	$12,999

	Year Ended December 31,

	2001	2000	1999	1998(1)	1997

	(Dollars in thousands)
Cash used in investing activities	(2,291)	(3,543)	(1,572)	(8,531)	(2,439)
Cash from (used in) financing activities	(5,862)	(19,323)	(1,885)	4,836	(10,054)
Depreciation and amortization	6,208	6,236	6,205	5,831	7,349
Capital expenditures	$2,201	$3,621	$1,620	$2,366	$2,452
Ratio of earnings to fixed charges(10)	2.0x	1.8x	1.2x	—	—

(1)	On June 29, 1998, Black & Decker Corporation, along with its True Temper Sports Division, and True Temper Sports LLC (an affiliate of Cornerstone Equity Investors LLC), entered into an agreement pursuant to which True Temper Sports LLC acquired, effective on September 30, 1998, an 89% equity interest in True Temper Corporation, our parent company (collectively referred to as the “Recapitalization”). The Recapitalization was accounted for as a leveraged recapitalization, and accordingly our assets and liabilities remained at their historical bases for financial reporting purposes; however, for income tax purposes the transaction was treated as a taxable business combination.

(2)	Prior to the recapitalization, True Temper received certain services provided by Black & Decker that included cash management, tax reporting, risk management and internal audits. Charges for these corporate services were based upon a general allocation methodology determined by Black & Decker, and used to allocate all corporate overhead expenses to Black & Decker’s operating divisions and subsidiaries.

(3)	In connection with Black & Decker’s change in accounting policy with respect to the measurement of goodwill impairment, $40,000 of goodwill related to True Temper was written off, effective January 1, 1998, as a change in accounting estimate inseparable from a change in principle.

(4)	Impairment charge on long-lived assets reflects the 2000 write-down of the roller hearth oven, and the 1998 write-down of certain fixed assets associated with the transfer of composite shaft manufacturing from our Olive Branch, Mississippi facility to our El Cajon, California facility; both of which are more fully described in footnote 4 to the financial statements, located elsewhere in this annual report.

(5)	Reflects severance and other costs related to the consolidation of manufacturing and administrative facilities. Charges in 2000, 1999 and 1998 are directly related to the consolidation of True Temper’s Olive Branch, Mississippi composite manufacturing operations into the El Cajon, California facility. See footnote 4 to the financial statements included elsewhere in this annual report.

(6)	The 2001 income tax benefit reflects the elimination of the $17.6 million valuation allowance. See footnote 9 to the 2001 financial statements included elsewhere in this document for further discussion.

(7)	Working capital excludes cash and cash equivalents.

(8)	Total debt includes both the current and long-term portions of debt and capital lease obligations.

(9)	EBITDA represents operating income or loss plus depreciation, amortization and goodwill write-off. Adjusted EBITDA represents EBITDA plus recapitalization transaction expenses, restructuring charges, management services fee, the 1999 union ratification bonus and impairment charge on long-lived assets; less the non-cash pension curtailment gain. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA and Adjusted EBITDA are not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

(10)	Information relating to the ratio of earnings to fixed charge for 1997 has been excluded as the fixed charges were less than $200 for 1997 and thus immaterial for that year. Earnings were not sufficient to cover fixed charges by $34,924 in 1998, due to a $40,000 goodwill write-off taken as of January 1, 1998.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE MORE DETAILED INFORMATION IN THE AUDITED FINANCIAL STATEMENTS, INCLUDING THE RELATED NOTES, APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

Company Overview

      True Temper Sports, Inc. or “True Temper”, a wholly owned subsidiary of True Temper Corporation, is a leading designer, manufacturer and marketer of both steel and composite graphite golf club shafts for original equipment manufacturers and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance tubing products that offer high strength and tight tolerance tubular components to the bicycle, automotive and recreational sports markets. In 2001, golf shaft sales represented 96% of total revenues, and performance-tubing sales represented 4%.

Year in Review — 2001

      The past year was a very challenging one for the overall global economy, and proved to be equally difficult for the golf equipment industry and True Temper as well. As is now widely publicized, the US economy was in the beginning of a slowdown during the second half of 2000, which continued throughout 2001. The health of the U.S. economy further deteriorated until it was finally declared a recession in the third quarter of 2001. These trends were also reflected in the general conditions of the golf equipment industry, which showed signs of softening during the second half of 2000. Although some golf equipment companies performed reasonably well during 2001, as did True Temper, most suffered the negative impact from the weak economy and lackluster demand from golf equipment consumers. Many trade reports and analysis indicate that rounds played and unit sales for equipment such as clubs and balls were down anywhere from 3 to 5 % in 2001, when compared to 2000.

      True Temper performed well on a full year basis by recording sales of $111.1 million in 2001 compared to $110.6 million in 2000 and reporting an improvement in operating income to $25.7 million from $24.6 million for the respective periods. Although this performance was relatively flat year over year, the sales trends during the second half of 2001 reflected a deteriorating landscape.

      In the first half of 2001 True Temper’s net sales increased 9.9% to $68.9 million from $62.7 million in the first half of 2000. This increase was driven by the very successful launch of our new BiMatrx shaft technology for drivers and fairway woods. In fact the product was so successful on the PGA tour, that it was used by the 2001 winner of the Phoenix Open to set a new record for the lowest cumulative score in a PGA tour event. Another PGA professional used the BiMatrx shaft in his fairway wood to record a hole in one on his way to winning the 2001 PGA Championship.

      In the second half of 2001 the growing weakness in the US economy and golf consumer demand impacted True Temper and our net sales decreased by 11.9% to $42.1 million from $47.9 million recorded during the second half of 2000.

      For the year True Temper was able to increase operating income by $1.1 million. This increase was generated by several offsetting factors in our operating performance. Gross profit and gross profit margins declined between years as True Temper was negatively impacted by a dilutive mix of products sold, foreign currency exchange rates, and the substantial increases in utility costs. This $1.9 million decline in gross profit was fully offset by $1.9 million of reduced SG&A expenses in 2001 and the non reoccurrence of a $1.1 million asset impairment charge in 2000. If you exclude the asset impairment charge in 2000, operating income would have been flat between 2000 and 2001.

Outlook for 2002

      Despite the weakness and softer performance during the second half of 2001, we saw some encouraging signs for 2002. We have maintained our strong position in market share for golf shafts, and continue to be selected as the supplier of choice by many of the major golf OEM’s for their new 2002 product lines.

      In addition, during 2001 we focused our efforts to develop recreational products for markets outside of golf. We believe that during 2001 we positioned ourselves to be the number two supplier of composite hockey shafts in North America and we made our first shipments of graphite and metal based shafts for the lacrosse market. Finally, in an effort to grow our composite capability for the high end bicycle market, we purchased the assets and technology for carbon fiber bicycle forks from Advanced Materials Engineering during the third quarter of 2001. We believe that these initiatives from the second half of 2001 will begin to yield greater results for the performance tubing segment in 2002 as a growing percentage of the True Temper business.

      Although we believe our long term outlook is positive, our incoming orders during the fourth quarter of 2001 and the early part of 2002 are weaker than the same period last year. We believe this trend presents a challenging environment for producing year over year improvements in the near term, especially when compared to the very strong results we posted in the first and second quarters of 2001. The overall weakness in the economy may continue to adversely affect our business, and our customers have been planning and forecasting very conservatively.

      Due to these factors, we remain cautious in our overall outlook for 2002. At this time we do not anticipate generating significant improvements in sales and operating performance for the full year and expect to see some deterioration during the first half of the year.

      With the general state of the economy, and the current weakness in demand for golf equipment, we may take a more aggressive approach to identify and pursue opportunities to utilize our free cash flow to grow the business through acquisitions in 2002 or improve long-term profitability through capital investment to support cost reduction initiatives.

Results of Operations

      The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

	For the Years Ended
	December 31,

	2001	2000	1999

Net sales	100.0%	100.0%	100.0%
Cost of sales	61.0	59.1	60.8
Gross profit	39.0	40.9	39.2
Selling, general and administrative expenses	13.5	15.3	16.4
Amortization of goodwill	2.4	2.4	2.9
Impairment charge on long-lived assets	—	1.0	—
Restructuring costs	—	0.0	0.7
Operating income (loss)	23.1	22.2	19.1
Interest expenses, net of interest income	11.4	12.4	15.6
Other expenses, net	0.0	0.1	0.0
Earnings before income taxes	11.7	9.8	3.6
Income taxes (benefit) expense	(10.4)	4.7	2.5
Net income	22.1%	5.1%	1.1%
EBITDA	28.7%	27.9%	25.9%
Adjusted EBITDA	29.2%	29.3%	27.2%

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

      Net sales for 2001 increased $0.4 million, or 0.4%, to $111.1 million from $110.6 million in 2000. Net sales of golf shafts decreased slightly by approximately $0.3 million to $106.3 million in 2001 from $106.6 million in 2000. The change in golf shaft sales was generated from a combination of offsetting factors. The Company realized a strong increase in sales of shafts for driver and fairway woods, especially in the first half of 2001, with the successful introduction of the BiMatrx shafts. This increase was offset by a decrease in the sales of our existing golf shaft products which we believe is the result of (i) poor spring weather conditions in many key geographic regions for golf participation, (ii) the soft domestic and worldwide economies, and (iii) a general slowdown in the golf equipment market during 2001 from an apparent lack of new product offerings by OEM’s that provide an incremental improvement in performance for the avid core golfer.

      Performance tubing sales increased 16.0%, or approximately $0.7 million, to $4.8 million in 2001 from $4.1 million in 2000. This growth in sales was generated from an emphasis in the development and sales of recreational product offerings such as hockey shafts and lacrosse sticks.

      Net sales to our international customers increased $3.2 million, or 15.8%, to $23.4 million in 2001 from $20.2 million in 2000. Almost all of this increase was derived from increased sales into Asia, as original equipment manufacturers continued during 2001 to move a portion of their golf equipment assembly operations from the United States into Far East Asia. The average exchange rate for the U.S. dollar strengthened in 2001 versus 2000 in all the major foreign currencies in which we conduct business. If the average foreign exchange rate had remained unchanged from 2000, we would have recorded approximately $1.4 million more of net sales to international customers.

      Gross Profit for the year decreased $1.9 million, or 4.2%, to $43.4 million in 2001 from $45.3 million in 2000. Gross profit as a percentage of net sales decreased to 39.0% from 40.9% the prior year. The decrease in gross profit dollars and margin was driven by several factors, including (i) a change in the mix of sales to lower margin products, (ii) higher utility costs for natural gas at our manufacturing plants, and (iii) the negative impact from changes in the average foreign currency exchange rates in the United Kingdom, Japan and Australia.

      Finally, upon acceptance by the Internal Revenue Service, we completed the termination of one of our defined benefit plans in the fourth quarter of 2000. After we satisfied all liabilities of the terminated plan and reverted the remaining assets back to the Company, we recorded a net settlement/curtailment gain of $0.7 million in fourth quarter of 2000 associated with the plan termination, of which $0.4 million was recorded as a reduction to cost of sales. The Company did not record a similar transaction in 2001.

      Selling, General and Administrative Expenses for the year decreased $1.9 million, or 11.5%, to $15.0 million in 2001 from $16.9 million in 2000. As a percentage of net sales, SG&A decreased to 13.5% in 2001 from 15.3% the prior year. Although we increased in our annual spending for advertising and promotions to promote our new BiMatrx products, these investments were more than offset by reduced expenditures for business travel and management incentive programs. In addition, our provision for uncollectible accounts receivable was lower in 2001 versus 2000 as we experienced significant customer bankruptcies during 2000.

      As described above, we completed the termination of one of our defined benefit plans. After satisfying all liabilities of the terminated plan and reverting the remaining assets back to the Company, we recorded a net settlement/ curtailment gain of $0.7 million in the fourth quarter of 2000, of which $0.3 million was recorded as a reduction to the 2000 SG&A expenses. The Company did not record a similar transaction in 2001.

      Operating Income in 2001 increased by $1.1 million. This increase reflects the impact of the $1.9 million decrease in gross profit, offset by $1.9 million of reduced SG&A expenses in 2001, and the non reoccurrence of a $1.1 million asset impairment charge in 2000.

      Interest Expense for the year decreased by $1.0 million, to $12.7 million in 2001 from $13.7 million in 2000. The decrease was generated from the decline in the average outstanding balance of our term bank debt between periods and the lower weighted average interest rates on our variable rate debt between years.

      Income Tax expense changed by $16.8 million, to an $11.5 million benefit in 2001 from a $5.2 million expense in 2000. In 2001 the Company determined it is more likely than not the Company will realize the tax benefit of its deferred tax assets and eliminated its $17.6 million valuation allowance recorded against its deferred tax assets. The change in the valuation allowance was recorded as a deferred tax benefit in the fourth quarter of 2001. Excluding the impact of the valuation allowance elimination, income tax expense increased by $0.9 million, to $6.1 million in 2001, compared to $5.2 million in 2000. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the pre-tax income added back for the non-deductible portion of goodwill amortization, the incremental tax rate for state and foreign income tax purposes and in 2001, the elimination of the valuation allowance. Management expects the effective tax rate in 2002 to approximate such rate in 2000, excluding the impact, if any, of the adoption in 2002 of SFAS 142.

      Net Income for the year 2001 increased to $24.6 million from $5.6 million in 2000, and reflects the impact of the changes described above.

      EBITDA and Adjusted EBITDA are measurements used by some to gauge our operating performance. EBITDA represents operating income plus depreciation and amortization of goodwill. Adjusted EBITDA represents EBITDA plus restructuring costs, management service fees, and the impairment charge on long-lived assets.

      EBITDA and Adjusted EBITDA for the years ended December 31, 2001 and 2000 are calculated as follows:

	2001	2000

Operating income	$25,690	$24,594
Plus:
Depreciation	3,513	3,535
Amortization of goodwill	2,695	2,701

EBITDA	31,898	30,830
Plus:
Restructuring costs	—	7
Management services fee	500	500
Impairment charge on long-lived assets	—	1,053

Adjusted EBITDA	$32,398	$32,390

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

      Net sales for 2000 increased $18.4 million, or 20.0%, to $110.6 million from $92.2 million in 1999. Golf shaft sales increased $18.4 million, or 20.8%, to $106.6 million in 2000 from $88.2 million in 1999. We believe this increase was driven by several factors, including an increase in consumer demand resulting from innovative new product introductions we made in late 1999 such as TriGold and SensiCore Gold; an estimated increase in our steel market share; and a resurgence during the first half of 2000 in the golf industry in general, which had begun showing signs of recovery during the second half of 1999. In particular, the industry showed considerable momentum towards iron products. During this “year of the iron” several major OEM’s and other True Temper customers introduced new iron products. Since the majority of irons are sold with steel shafts, we realized a substantial increase in sales of premium grade steel shafts to these accounts. Finally, our sales of graphite shafts also increased as we continued to post solid results with our branded products such as EI-70 and ProLite, as well as the proprietary graphite products we produce for certain OEM’s.

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

      In addition, during the second quarter of 1999 we paid a ratification bonus of $0.4 million to the union members at our steel golf shaft plant in Mississippi, in conjunction with the signing of a four year collective bargaining agreement that expires in July 2003. In the fourth quarter of 1999 we recorded a non-cash pension curtailment gain of $0.3 million associated with the closure of our composite manufacturing facility in Mississippi. Upon acceptance by the Internal Revenue Service, we completed the termination of one of our defined benefit plans in the fourth quarter of 2000. After we satisfied all liabilities of the terminated plan and reverted the remaining assets back to the Company, we recorded a net settlement/ curtailment gain of $0.7 million in the fourth quarter of 2000 associated with the plan termination of which $0.4 million was recorded against cost of sales.

      Excluding the 1999 impact of the ratification bonus and curtailment gain, and the 2000 impact of the gain associated with the termination and reversion of certain defined benefit plan assets, gross profit for 2000 would have increased $8.6 million, or 23.7%, to $44.8 million from $36.2 million in 1999. Gross profit as a percentage of net sales would have increased to 40.5% from 39.3%

      Selling, General and Administrative (“SG&A”) expenses increased $1.7 million, to $16.9 million from $15.2 million in 1999, and as a result of the continued leverage to our overall SG&A cost base SG&A as a percentage of net sales declined to 15.3% in 2000 from 16.4% in 1999. A substantial portion of the increased SG&A expense related to an increase in our provision for uncollectable accounts receivable, that was driven by the bankruptcy filings in 2000 of two on-line (dot.com) golf equipment distribution customers and one golf equipment OEM. As a result of the substantial gains in both sales and profitability during 2000, the Company also recorded an increase in certain employee compensation programs.

      As described above, we completed the termination of one of our defined benefit plans. After satisfying all liabilities of the terminated plan and reverting the remaining assets back to the Company, we recorded during the fourth quarter of 2000 a net settlement/ curtailment gain of $0.7 million, of which $0.3 million was recorded as a reduction of SG&A.

      Operating Income for 2000 increased $6.9 million, or 39.3%, to $24.6 million from $17.7 million in 1999. Operating income as a percentage of net sales increased to 22.2% in 2000 from 19.1% in 1999. In addition to the impact on operating income from the gross profit and SG&A items discussed above, the 1999 operating income was negatively impacted by restructuring costs of $0.6 million related to the consolidation of our composite manufacturing operations, and the 2000 operating income was negatively impacted by the recognition of a $1.1 million charge on impairment of long-lived assets, as more fully described in the footnotes to the financial statements.

      Excluding the impact of the restructuring costs and impairment charge, as well as the ratification bonus, the 1999 non-cash curtailment gain and the 2000 net curtailment/ settlement gain related to the termination/ reversion of the defined benefit plan, as described above, operating income would have increased approximately $6.6 million, or 35.7%, to $24.9 million in 2000 from $18.4 million in 1999, and operating income as a percentage of net sales would have increased to 22.5% from 19.9%.

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

      EBITDA and Adjusted EBITDA are measurements used by some to gauge our operating performance. EBITDA represents operating income plus depreciation and amortization of goodwill. Adjusted EBITDA represents EBITDA plus restructuring costs, management service fees, the union ratification bonus and the impairment charge on long-lived assets, less the non-cash curtailment gain.

      EBITDA and Adjusted EBITDA for the years ended December 31, 2000 and 1999 are calculated as follows:

	2000	1999

Operating income	$24,594	$17,652
Plus:
Depreciation	3,535	3,504
Amortization of goodwill	2,701	2,701

EBITDA	30,830	23,857
Plus:
Restructuring costs	7	622
Management services fee	500	500
Ratification bonus	—	400
Impairment charge on long-lived assets	1,053	—
Less:
Non-cash curtailment gain	—	(292)

Adjusted EBITDA	$32,390	$25,087

      The increase in Adjusted EBITDA of $7.3 million, or 29.1%, is reflective of the profit impact of the operating income items described above, as well as the impact of the items identified in the preceding table.

Liquidity & Capital Resources

General

      We have a senior credit facility which includes a $20.0 million non-amortizing revolving credit facility, a $10.0 million term A loan due 2004, and a $27.5 million term B loan due 2005. Amounts under the revolving credit facility are available on a revolving basis through September 30, 2004.

      In addition, we issued $100.0 million in 10 7/8% Senior Subordinated Notes Due 2008 (the “Notes”). The Notes require cash interest payments each June 1 and December 1, beginning June 1, 1999. The Notes are redeemable by the Company, under certain circumstances and at certain redemption prices, beginning December 1, 2003.

      Both the senior credit facility and the Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit our ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The senior credit facility also requires us to maintain certain specified financial ratios and tests including minimum EBITDA levels, minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. At December 31, 2001 we were in compliance with all of the covenants in both the senior credit facility and the Notes. Furthermore, the senior credit facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of our excess cash flow.

     Year Ended December 31, 2001

      The cash provided by operating activities decreased to $12.2 million in 2001 from $20.6 million in 2000. This decline was driven by an increase in cash required for working capital needs, specifically trade accounts receivable and accounts payable.

      We used $2.3 million in 2001 for investing activities, of which $2.0 million was used for the purchase of property plant and equipment and $0.3 million was used to purchase the production assets and intellectual property rights from Advanced Materials Engineering (“AME”). AME is a designer and manufacturer of composite carbon fiber bicycle forks for use in high-end road bikes under the Alpha Q brand name. The 2001 investment in property, plant and equipment declined by $1.3 million compared to the $3.5 million we spent in 2000 when we purchased the machinery and equipment from one of our former competitors in the golf shaft industry.

      In 2001 we repaid $1.9 million of the principal of our senior credit facility compared to the $18.0 million that we repaid in 2000, which included a $2.4 million mandatory prepayment of principal as required by the terms of our senior credit facility, $1.4 million of scheduled principal payments, and $14.2 million in voluntary prepayments. The mandatory prepayment is based upon the excess cash flow generated in the prior calendar year, as defined in the credit agreement. Due to the voluntary prepayments of $14.2 million made during 2000, no mandatory prepayment was required in 2001. Based upon the company’s financial performance in 2001, the Company will be required to make a mandatory principal prepayment of $2.4 million in the second quarter of 2002.

      In 2000 the Company began making dividend payments to its parent company, True Temper Corporation (“TTC”). In 2001 the Company continued this practice and paid four quarterly dividends to TTC totaling $3.6 million for 2001.

      In the fourth quarter of 2001 we reached an agreement with the lenders to our senior credit facility and amended the loan provisions to allow True Temper to repurchase up to $20.0 million of Notes in an open market repurchase program. Under terms of the amendment, the Company can use cash generated from operations, plus up to $10.0 million of its $20.0 million revolving credit facility, for the purpose of buying the Notes in a non-redemptive repurchase program.

      The Company currently plans to use its existing cash and cash provided from future operations, if any, as allowed within the covenants of our existing credit facility (as amended) and our Notes, to:

•	Repay our senior credit facility, and/or

•	Repurchase Notes from existing Note holders in a non-redemptive open market repurchase program, and/or

•	Issue quarterly cash dividends to our parent company, True Temper Corporation, for its use to pay cash interest on its Senior Discount Notes, and/or

•	To make additional investments in the business for growth, which may include, among other things, capital expenditures and/or business acquisitions.

      In addition to the debt service obligations for principal and interest payments created by the senior credit facility and the Notes described above, our liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. We intend to fund our current and long term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of December 31, 2001 we have the $20.0 million revolving credit facility available for future cash requirements. The maximum amount the Company may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the Bank Credit Facility. See footnote 8 in the 2001 financial statements for further discussion of the Bank Credit Facility.

      The following table reflects the Company’s contractual cash obligations for long-term debt and capital and operating leases as of December 31, 2001.

			2003	2005
			through	through
	Total	2002	2004	2006	Thereafter

Long-Term Debt and Capital Leases	$116.5	$4.7	$6.9	$4.9	$100.0
Operating Leases	2.4	0.9	1.2	0.3	—

Total	$118.9	$5.6	$8.1	$5.2	$100.0

      Depending on the size, any future acquisitions, joint ventures, capital expenditures or similar transactions may require significant capital resources in excess of cash provided from operations, and potentially in excess of cash available under the revolving credit facility. There can be no assurance that the Company will be able to obtain the necessary capital under acceptable terms, from creditors or other sources that will be sufficient to execute any such business investment or capital expenditure.

Seasonality

      In general, the component supplier sales to golf equipment companies and distributors are seasonal, and tend to precede the warm weather golf season. However, there are exceptions, especially for those suppliers that sell to the high volume opening price point golf club manufacturers who sell their product through mass market retail channels and generate strong volumes during the holiday gift-giving season. Our business does experience some seasonal fluctuations, based on a 5 year average, approximately 58% of our net sales are generated in the first half of the year, and the remaining 42% of net sales are generated in the second half.

Inflation

      As a general rule we do not believe inflation has had a material impact on our historical results of operations, as we experience inflation trends that are consistent with the national averages and probably similar to other domestic manufacturers.

      Nonetheless, as noted in our earlier disclosure regarding the changes in gross profit between 2000 and 2001, we experienced an unusually large increase in the cost of natural gas we use for our steel plant operations in Amory, Mississippi. In 2001 the average cost of natural gas delivered to our Amory plant increased by over 50% compared to the average price we paid for delivered gas in 2000. Based upon current market prices and purchases of natural gas contracts for 2002, the Company expects its natural gas cost to decrease in 2002.

      In addition, during the second half of 2001, True Temper recognized a significant increase in insurance premiums for our employee health benefits coverage. Beginning in July 2001, the health insurance premiums for one of our plans, covering a majority of our employees, increased significantly compared to the national average. The Company expects its increases in health benefit costs will exceed the national average in 2002.

Deferred Tax Assets

      In conjunction with the leveraged recapitalization and the issuance of the Senior Subordinated Notes, we recognized an increase in our deferred tax assets, since the recapitalization was treated as a taxable business combination for federal and state income tax purposes. This resulted in a step-up in our tax basis. This step-up in tax basis will provide approximately $185.6 million in future tax deductions and a reduction of approximately $52.9 million in future tax payments over the 15 year period beginning with 1998, net of a valuation reserve of approximately $17.6 million that was established in 1998 when the Recapitalization occurred. We elected to make a Section 338(h)(10) election under the Internal Revenue Code resulting in an anticipated annualized cash tax benefit of approximately $4.7 million, if fully utilized.

      In the fourth quarter of 2001, after considering the Company’s historical financial performance for the preceding three years, and other available evidence, the Company determined that it was more likely than not the Company will realize the tax benefit of all of its deferred tax assets. As a result the Company’s valuation allowance on its deferred tax assets was eliminated with the change in the valuation allowance recorded as a deferred tax benefit.

      See footnote 9 to the financial statements, included elsewhere in this filing, for a more complete discussion of the Company’s deferred tax asset.

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the appropriate application of certain accounting policies, many of which require Company management to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and accompanying notes. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from management’s estimates. Such differences may be material to the financial statements.

      The Company believes its application of accounting policies, and the estimates inherently required therein, are reasonable under the circumstances. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, the Company has found its application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

      The Company’s accounting policies are more fully described in footnote 2 to the financial statements, located elsewhere in this annual filing. The Company has identified certain critical accounting policies which are described below.

      Revenue Recognition. The Company derives substantially all of its revenue from the sales of golf shafts and performance tubing products. Revenue is recognized when all of the following conditions exist: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the revenue amount is determinable and (iv) collection is reasonably assured. Liabilities are established for estimated returns, allowances, and discounts at the time revenue is recognized.

      Valuation of Long-Lived and Intangible Assets Including Goodwill. The Company assesses the valuation of identifiable long-lived assets, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying amount of the particular asset may not be recoverable. In connection with the adoption of FASB Statement 142, “Goodwill and Other Intangible Assets”, which the Company has adopted effective January 1, 2002, the valuation of goodwill will be performed annually at a minimum.

      There are many factors that may trigger a review for recoverability; some of which are:

1)	a known, significant decrease in the market value of an asset;

2)	a significant change in the extent or manner in which an asset is used or intended to be used;

3)	a significant physical change in the asset;

4)	a significant adverse change in legal factors or in the business climate or an adverse action or assessment by a regulator;

5)	an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; or

6)	a historical operating or cash flow loss, combined with a projection or forecast that demonstrates continuing losses associated with an asset or business unit used for the purpose of producing revenue.

      See the section below, Impact of Recently Issued Accounting Standards, for further description of the accounting procedures for the valuation of long-lived and intangible assets including goodwill.

      Accounting for Income Taxes. The Company’s financial statements include an estimate of income taxes assessed in each legal jurisdiction in which the Company operates. These income taxes include both a current payable amount, as well as a deferred portion which results from a variety of temporary book versus tax treatment differences. These differences result in deferred tax assets and liabilities, which are included in the Company’s balance sheet. Once established, any deferred tax asset must be evaluated to determine the likelihood that we will generate sufficient future taxable income to utilize the full amount. When facts and circumstances warrant, the Company establishes, increases or reduces valuation allowances associated with deferred tax assets in order to reflect which assets meet the more likely than not realizability test.

      As more fully described in footnote 9 to the financial statements, located elsewhere in this annual filing, the Company eliminated its deferred tax asset valuation allowance in the fourth quarter of 2001.

Impact of Recently Issued Accounting Standards

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

      As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $71.5 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $2.7 million for the years ended December 31, 2000 and 2001.

      Because of the extensive effort needed to comply with adopting Statements 141 and 142, we have not determined the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

Risks Associated with Forward Looking Statements

      The Private Securities Litigation Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by our Company. This document contains forward-looking statements, including but not limited to, Item 1 of Part I, Business, and Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations. All statements which address operating performance, events or developments that we expect, plan, believe, hope, wish, forecast, predict, intend, or anticipate will occur in the future are forward looking statements within the meaning of the Act.

      The forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance. However there are many risk factors, including but not limited to, the general state of the economy, the Company’s ability to execute its plans, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in our Company’s forward-looking statements. Additional information concerning the Company’s risk factors is contained from time to time in the Company’s public filings with the SEC; and most recently in the Business Risk section of Item 1 of Part 1 of this Annual Report on Form 10-K.

      The Company’s views, estimates, plans and outlook as described within this document may change subsequent to the release of this statement. The Company is under no obligation to modify or update any or all of the statements it has made herein despite any subsequent changes the Company may make in its views, estimates, plans or outlook for the future.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

      The table below provides information about our debt obligations as of December 31, 2001 that are sensitive to changes in interest rates. The table presents cash flows and related weighted average interest rates by expected maturity dates (dollars in millions).

	Expected Maturity Date

						There-		Fair
	2002	2003	2004	2005	2006	after	Total	Value

LONG-TERM DEBT
Fixed Rate 10.875% Senior Subordinated Notes	$—	$—	$—	$—	—	$100.0	$100.0	$101.3
Average Interest Rate						10.88%	10.88%
Variable Rate Bank Credit Facility	$4.7	$0.3	$6.7	$4.9	—	$—	$16.5	$16.5
Average Interest Rate(a)

(a)	Variable rate long-term debt is comprised of both term A and term B loans under the Bank Credit Facility. The Bank Credit Facility provides for interest at our option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 0.50% to 0.75% on term A, depending on our leverage ratio, and 1.75% on term B, or (2) under a LIBOR option with borrowing spreads of LIBOR plus 1.50% to LIBOR plus 2.00% on term A, depending on our leverage ratio, and LIBOR plus 3.00% on term B.

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

      Assuming a hypothetical 10% adverse change in all foreign currencies, with the resulting functional currency gains and losses translated into U.S. dollars at the spot rate, the loss in fair value of exchange contracts held on December 31, 2001, would be $0.3 million. Those losses would be offset by gains on the underlying receivables being hedged. See footnote 2(i) to the financial statements for further discussion of hedging activities.

Commodity Risk

      We have some exposure to risks associated with fluctuations in prices for commodities used to manufacture our products, primarily for nickel, which is used in the plating of steel golf shafts. In addition we have some exposure to the price of natural gas which is used as an energy source primarily in our steel manufacturing operations. In some cases we will purchase contracts to lock in prices for both nickel and natural gas to be delivered anywhere from one to twenty-four months from the date the contract is consummated. As of December 31, 2001 we held approximately 50% of our expected 2002 usage of natural gas under contract, and 100% of our expected 2002 usage of nickel.

Item 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

True Temper Sports, Inc.

      We have audited the accompanying balance sheets of True Temper Sports, Inc. as of December 31, 2001 and 2000 and the related statements of operations, changes in stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audit of the financial statements, we also audited the accompanying financial statement schedule. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of True Temper Sports, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Memphis, Tennessee

March 4, 2002

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the Years Ended December 31,

	2001	2000	1999

NET SALES	$111,083	$110,636	$92,215
Cost of sales	67,735	65,382	56,084

GROSS PROFIT	43,348	45,254	36,131
Selling, general and administrative expenses	14,963	16,899	15,156
Amortization of goodwill	2,695	2,701	2,701
Impairment of long-lived assets	—	1,053	—
Restructuring costs	—	7	622

OPERATING INCOME	25,690	24,594	17,652
Interest expense, net of interest income	12,660	13,693	14,341
Other expenses, net	(2)	56	(9)

INCOME BEFORE INCOME TAXES	13,032	10,845	3,320
Income taxes	(11,539)	5,218	2,318

NET INCOME	$24,571	$5,627	$1,002

See accompanying notes to financial statements.

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

BALANCE SHEETS

(Dollars in thousands)

	December 31,

	2001	2000

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,177	$4,168
Receivables, net	13,459	9,948
Inventories	13,441	14,408
Deferred financing costs	671	618
Prepaid expenses and other assets	1,078	1,744

Total current assets	36,826	30,886
Property, plant and equipment, net	16,729	18,078
Goodwill, net	71,506	74,114
Deferred tax assets, net	60,356	48,586
Deferred financing costs, net	3,300	3,803
Other assets	613	421

Total assets	$189,330	$175,888

LIABILITIES & STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$4,675	$1,900
Current portion of capital lease liability	18	19
Accounts payable	4,390	7,492
Accrued expenses and other liabilities	4,818	7,426

Total current liabilities	13,901	16,837
Long-term debt, net of current portion	111,829	116,505
Capital lease liability, net of current portion	—	24
Post-retirement medical obligation	2,297	2,202

Total liabilities	128,027	135,568
STOCKHOLDER’S EQUITY
Common stock — par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	40,326	40,326
Retained earnings (Accumulated deficit)	20,977	(6)

Total stockholder’s equity	61,303	40,320

Total liabilities and stockholder’s equity	$189,330	$175,888

See accompanying notes to financial statements.

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in thousands)

				Retained
	Common Stock		Additional	Earnings/
			Paid-In	(Accumulated
	Shares	Par Value	Capital	Deficit)	Total

Balance at December 31, 1998	100	$—	$40,326	$(5,447)	$34,879
Net income	—	—	—	1,002	1,002

Balance at December 31, 1999	100	—	40,326	(4,445)	35,881
Net income	—	—	—	5,627	5,627
Dividends paid to parent company	—	—	—	(1,188)	(1,188)

Balance at December 31, 2000	100	—	40,326	(6)	40,320
Net income	—	—	—	24,571	24,571
Dividends paid to parent company	—	—	—	(3,588)	(3,588)

Balance at December 31, 2001	100	$—	$40,326	$20,977	$61,303

See accompanying notes to financial statements.

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,

	2001	2000	1999

OPERATING ACTIVITIES
Net income	$24,571	$5,627	$1,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,208	6,236	6,205
Amortization of deferred financing costs	652	628	592
Loss (gain) on disposal of property, plant and equipment	—	96	(9)
Impairment charge on long-lived assets and inventory	—	1,053	—
Deferred taxes	(11,770)	5,040	2,196
Other noncash activities	—	75	—
Changes in assets and liabilities, net of acquisitions:
Receivables, net	(3,511)	3,138	(495)
Inventories	967	(3,037)	(385)
Prepaid expenses and other assets	660	(1,084)	365
Accounts payable	(3,102)	2,212	(2,460)
Accrued interest	48	(174)	(360)
Other liabilities	(2,561)	797	968

Net cash provided by operating activities	12,162	20,607	7,619
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,001)	(3,621)	(1,620)
Proceeds from the sales of property, plant and equipment	37	22	48
Purchase of AME	(327)	—	—
Other investing activities	—	56	—

Net cash used in investing activities	(2,291)	(3,543)	(1,572)
FINANCING ACTIVITIES
Principal payments on bank debt	(1,901)	(18,000)	(900)
Principal payments on capital leases	(25)	(74)	(122)
Payment of debt issuance costs	(202)	(64)	(472)
Dividends paid	(3,588)	(1,188)	—
Other financing activity	(146)	3	(391)

Net cash used in financing activities	(5,862)	(19,323)	(1,885)
Net increase (decrease) in cash	4,009	(2,259)	4,162
Cash at beginning of year	4,168	6,427	2,265

Cash at end of year	$8,177	$4,168	$6,427

See accompanying notes to financial statements.

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands unless otherwise indicated)

(1)            DESCRIPTION OF BUSINESS

True Temper Sports, Inc. (“True Temper” or the “Company”) is primarily engaged in the design, manufacture and sale of steel and composite golf club shafts as well as a variety of other high strength, high tolerance tubular components for the bicycle, automotive and recreational sports markets. True Temper’s manufacturing plants and related facilities are located in Memphis, Tennessee, Amory and Olive Branch, Mississippi and El Cajon, California. The majority of True Temper’s sales are to golf club manufacturers and distributors primarily located in the United States, Europe, Japan, Australia and Southeast Asia. True Temper operates as a wholly-owned operating subsidiary of True Temper Corporation.

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

          (c)     Trade Accounts Receivable

Trade receivables are net of allowance for doubtful accounts of $539 and $1,433 as of December 31, 2001 and 2000, respectively.

          (d)     Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

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

Asset Category	Life

Buildings	15-40 years
Furniture and office equipment	10-15 years
Machinery and equipment	8-15 years
Computers and related equipment	2-4 years
Leasehold improvements	6-15 years
Assets held for use — not currently used for production	8 years

          (g)     Goodwill

The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through discounted future cash flows of the businesses to which goodwill relates.

ACQUISITION OF TRUE TEMPER SPORTS, INC. BY BLACK & DECKER: The excess of the purchase price of True Temper by Black & Decker over the fair value of the net assets acquired was recorded as goodwill. Amortization of goodwill is recorded on the straight-line method over a period of 40 years. Accumulated amortization was approximately $43,000 and $40,500 at December 31, 2001 and 2000, respectively.

ACQUISITION OF GRAFALLOY CORPORATION BY TRUE TEMPER SPORTS, INC.: The excess of the purchase price of Grafalloy over the fair value of the net assets acquired was recorded as goodwill. Amortization of goodwill is recorded on the straight-line method over a period of 20 years. Goodwill related to the Grafalloy acquisition was $3,883 and $4,114, net of accumulated amortization of $744 and $513, at December 31, 2001 and 2000, respectively.

ACQUISITION OF AMERICAN MATERIALS ENGINEERING BY TRUE TEMPER SPORTS, INC.: The excess of the purchase price of AME over the fair value of the net assets acquired was recorded as goodwill. In accordance with FASB 142, Goodwill and Other Intangible Assets, goodwill was not amortized as the acquisition was completed after July 1, 2001.

                    (h)     Derivative Instruments

In June 2000, FASB Statement 138, “Accounting for Derivative Instruments and Hedging Activity — Deferral of the Effective Date of FASB Statement 133”, was issued. This statement shall be effective for all fiscal quarters of all fiscal years beginning after January 1, 2001. This statement requires recognition of the fair value of all derivative instruments, including certain derivative instruments embedded in other contracts, on the balance sheet and establishes new accounting rules for hedging activities. The Company uses derivative financial instruments for purposes other than trading to reduce its exposure to fluctuations in foreign currencies. The Company’s derivative instruments have not been designated nor do they qualify as hedging instruments under the provisions of Statements 133 and 138 and the Company recognizes any changes in the derivative financial instruments’ fair value in earnings.

          (i)     Foreign Currencies

Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the U.S. Dollar are included currently in the results of operations as a component of cost of sales. The loss on foreign currency in the years ended

December 31, 2001, 2000 and 1999 was $407, $496 and $326, respectively. True Temper hedges its foreign currency transaction exposure through the use of forward exchange contracts. Gains and losses on foreign currency transaction hedges are recognized in income and offset the foreign exchange gains and losses on the underlying transaction.

The following table summarizes the contractual notional amounts of True Temper’s forward exchange contracts as of December 31, 2001 and 2000:

	2001	2000

Pound Sterling	$1,110	$1,533
Yen	1,115	947
Australian dollar	942	943

Total	$3,167	$3,423

                    (j)     Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                    (k)     Advertising and Promotional Costs

Advertising and promotional costs are accounted for in accordance with Statement of Position 93-7 “Reporting on Advertising Costs”, which requires that the cost of producing advertisements be expensed at the time of the first showing of the advertisement or as incurred. True Temper’s policy is to expense costs associated with the production of advertising at the time of first showing of the advertisement. Advertising and promotional costs primarily consist of trade show costs, media spots including print, radio and television, advertising production and agency fees, sponsorships, and product and promotional samples. Advertising and promotional expense for 2001, 2000 and 1999 were $5,007, $4,633 and $4,568, respectively. Certain of the Company’s customers participate in a cooperative advertising program where the Company agrees to reimburse these customers for a portion of their advertising costs that feature the Company’s product. Cooperative advertising costs are included in selling, general and administrative expenses.

                    (l)     Research and Development Costs

Costs associated with the development of new products and changes to existing products are expensed as incurred and are included in selling, general, and administrative expenses. Research and development costs for the 2001, 2000 and 1999 were $1,587, $1,614 and $1,757, respectively.

                    (m)     Post-Retirement Benefits

True Temper’s hourly union employees at our Amory, Mississippi plant are covered by a non-contributory defined benefit plan. The defined benefit plan is funded in conformity with funding requirements of applicable government regulations. Benefits are based on a negotiated, fixed amount multiplied by the employee’s length of service. In addition to the defined benefit plan, these same employees receive certain post-retirement medical, dental and life insurance benefits.

In 2000 the Company completed the termination of the True Temper Sports Inc. salaried pension plan (see footnote 10 for further discussion.) It was replaced by a non-contributory defined contribution plan. Company contributions to this plan are based on the employee’s age and are calculated as a percentage of compensation. This plan is funded on a current basis. In addition to the non-contributory defined contribution plan, certain post-retirement medical, dental and life insurance benefits are provided to those salaried employees who were employed by the Company prior to the termination of the salaried pension plan.

All employees of True Temper are eligible to participate in a company sponsored 401(k) plan. The Company’s contribution to this plan is calculated as a percentage of the employee’s compensation and the employee’s contribution. All Company contributions to this plan are paid in cash.

                    (n)     Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In the fourth quarter of 2001, after considering the Company’s historical financial performance for the preceding three years, and other available evidence, Company management determined that it was more likely than not the Company will realize the tax benefit of all of its deferred tax assets. As a result the Company’s valuation allowance on its deferred tax assets was eliminated with the change in the valuation allowance recorded as a deferred tax benefit. See footnote 9, Income Taxes, for further explanation.

                    (o)     Fair Value of Financial Instruments

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

The following methods and assumptions were used by True Temper in estimating fair value disclosures for financial instruments:

Cash, Trade Receivables and Payables — The amounts reported in the balance sheets approximate fair value.

Long-Term Debt — The carrying values of the Company’s variable rate debt approximates fair value. The estimated fair value of the Company’s fixed rate debt is based upon interest rates available for the issuance of debt with similar terms and remaining maturities. As of December 31, 2001, the Company’s Senior Subordinated Notes have an estimated fair value of $101.3 million.

Foreign Currency Contracts — The fair value of forward exchange contracts is estimated using prices established by financial institutions for comparable instruments and approximates carrying value, which was approximately zero.

The fair value estimates presented herein are based on information available to management as of December 31, 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been compre-

hensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

                    (p)     Recent Accounting Pronouncements

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $71.5 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $2.7 million for the years ended December 31, 2001 and 2000.

Because of the extensive effort needed to comply with adopting Statements 141 and 142, management has not determined the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                    (q)     Supplemental Disclosures of Cash Flow Information

Cash payments for income taxes and interest for the years ended December 31, 2001, 2000 and 1999, are as follows:

	2001	2000	1999

Income taxes	$280	$124	—
Interest	$12,299	$13,560	$14,334

                    (r)     Reclassifications

Certain prior year amounts have been reclassified to conform with the 2001 Financial Statements. The reclassifications had no effect on net income.

(3)	ACQUISITIONS

In the fourth quarter of 1998, True Temper acquired substantially all of the assets, and assumed certain liabilities, of Grafalloy Corporation (“Grafalloy”), a wholly-owned subsidiary of The American Materials & Technologies Corporation. In conjunction with this acquisition the Company recorded a liability of $500 primarily to cover severance costs for certain Grafalloy employees. As of December 31, 2000 and 1999, cumulative charges to this accrual totaled $339 and $289, respectively. The $161 unused portion of the $500 liability along with the purchase price adjustment of $57 were recorded as a reduction to goodwill during 2000.

In the third quarter of 2001, True Temper acquired substantially all the capital assets and intellectual property rights from Advanced Materials Engineering (“AME”) for $327 resulting in the recording of goodwill of $88. The transition of these assets to our El Cajon facility was completed by December 31, 2001.

(4)	RESTRUCTURING AND ASSET IMPAIRMENT

As described in note 3 above, the Company acquired substantially all of the assets of Grafalloy in the fourth quarter of 1998. At that time, the Company announced a restructuring program, the principal component of which was the consolidation of the Company’s Olive Branch, Mississippi composite manufacturing operations into the El Cajon, California facility. The restructuring program was substantially completed in 1999. The Company recorded restructuring expenses as incurred of $7 and $622 during 2000 and 1999, respectively, related to compensation, moving and other integration costs incurred as a result of the transition of manufacturing operations from the Olive Branch facility to the El Cajon facility.

In the fourth quarter of 2000 the Company recognized a non-cash pretax charge of $1,053 associated with the impairment of a roller hearth oven located in its Amory, Mississippi steel manufacturing plant. The impairment loss was recognized when it became clear that the roller hearth oven, which had been idle and awaiting installation, was not the most cost effective nor an operationally sound alternative to the Company’s production needs; and as a result the undiscounted future net cash flows expected to be generated by this asset were less than its carrying value. The Company calculated the impairment loss by comparing the carrying value of the asset to its estimated fair market value, which was determined based on the Company’s internal expertise and discussions with the original manufacturer of the oven. While the Company feels the most likely disposition of this oven will be a sale to a third party, as of December 31, 2001 a formal plan of sale had not been sufficiently detailed to warrant classification as “held for sale”. Accordingly, the Company will continue to depreciate the revised carrying value.

(5)            INVENTORIES

Inventories, as of December 31 of the year indicated, consist of the following:

	2001	2000

Raw materials	$1,558	$1,303
Work in process	2,124	2,772
Finished goods	9,759	10,333

Total	13,441	$14,408

(6)	PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment, as of December 31 of the year indicated, are summarized as follows:

	2001	2000

Land improvements	$342	$332
Buildings	6,907	6,903
Furniture and office equipment	803	803
Machinery and equipment	41,385	39,772
Computer equipment and capitalized software	2,447	2,236
Leasehold improvements	1,698	1,624
Assets held for use — not currently used in production	1,854	1,884
Construction in progress	363	1,014

	55,799	54,568
Less accumulated depreciation	39,070	36,490

Net property, plant and equipment	$16,729	$18,078

Depreciation expense for the years ended December 31, 2001, 2000 and 1999, was $3,513, $3,535, and $3,504, respectively. Total cost of property obtained under capital leases was $996 at both December 31, 2001 and 2000, respectively. Accumulated depreciation on assets obtained under capital leases was $996 and $960 at December 31, 2001 and 2000, respectively. Amortization of assets acquired under capital leases is included in depreciation expense in all years presented.

(7)            OTHER CURRENT LIABILITIES

Other current liabilities, as of December 31 of the year indicated, consist of the following:

	2001	2000

Accrued compensation, benefits and related payroll taxes	2,433	$3,835
Accrued interest	964	916
Other	1,421	2,675

Total	$4,818	$7,426

(8)            BORROWINGS

          (a)     Long-Term Debt

Long-term debt at December 31, 2001 and 2000 consisted of the following:

	2001	2000

10.875% Senior Subordinated Notes due 2008	$100,000	$100,000
Bank Credit Facility with an average interest rate of 4.71% at December 31, 2001	16,504	18,405

Total debt	116,504	118,405
Less current maturities	4,675	1,900

Long-term debt	$111,829	$116,505

The 10.875% Senior Subordinated Notes due 2008 (the “Notes”) provide for semi-annual interest payments, in arrears, commencing on June 1, 1999. At the option of the Company, up to 35% of the Notes are redeemable prior to December 1, 2001, at 110.875%, with the net cash proceeds of one or more public equity offerings. From December 1, 2001 to November 30, 2003 the Notes may be redeemed, at the option of the Company, in whole or in part, at a premium, upon the occurrence of a change of control. Subsequent to November 30, 2003 the Notes may be redeemed, at the option of the Company, in whole or in part, at a redemption price of 105.438% beginning December 1, 2003 and declining ratably thereafter to 100.0% on December 1, 2006.

The loans outstanding under the Bank Credit Facility (“the Credit Agreement”) are comprised of $2,400 of Term A and $14,104 of Term B. The Credit Agreement provides for interest, at the Company’s option, at (i) the base rate of the bank acting as administrative agent plus a margin adder of 0.50% to 0.75% on Term A, depending on the Company’s leverage ratio (as defined in the Credit Agreement), and 1.75% on Term B, or (ii) under a LIBOR option with borrowing spreads of LIBOR plus 1.50% to LIBOR plus 2.00% on Term A, depending on the Company’s leverage ratio (as defined in the Credit Agreement), and LIBOR plus 3.00% for Term B.

Scheduled minimum principal payments, amounts of which vary over the term of the Credit Agreement, are due quarterly and end September 30, 2005. The Credit Agreement also requires annual mandatory prepayments of principal, in an amount equal to 50% of Excess Cash Flow, as defined in the Credit Agreement. Interest is payable, at a minimum, on a quarterly basis, based on terms set forth in the Credit Agreement.

At December 31, 2001 the current maturities of $4,675 included $2,400 of mandatory principal prepayments as stipulated under the Excess Cash Flow provision. No such annual mandatory prepayment of principal was required at December 31, 2000.

The loans under the Credit Agreement are senior to the Notes, and are secured by substantially all of the Company’s assets.

The Credit Agreement and the Notes contain provisions which, among other things, limit the Company’s ability to (i) incur additional indebtedness, (ii) make acquisitions and capital expenditures, (iii) sell assets, (iv) create liens or other encumbrances, (v) make certain payments and dividends, or (vi) merge or consolidate. The Bank Credit Facility also requires the Company to maintain certain specified financial ratios and tests including, (i) minimum EBITDA levels, (ii) minimum interest coverage and fixed charge coverage ratios, and (iii) maximum leverage ratios. At December 31, 2001 the Company was in compliance with all of the covenants in both the Credit Agreement and the Notes.

At December 31, 2001, future minimum principal payments on long-term debt were as follows:

2002	$4,675
2003	275
2004	6,669
2005	4,885
2006	—
Thereafter	100,000

Total	$116,504

          (b)     Line of Credit

The Company may borrow, through September 30, 2004, up to $20,000 under a revolving credit agreement included in the Bank Credit Facility. Borrowings under the agreement are subject to the same provisions described in the long-term debt section of this footnote. Interest rates are floating, but in no event will be greater than prime plus 0.75% or LIBOR plus 2.00%. The Company has no outstanding borrowings under this line of credit at December 31, 2001.

(9)          INCOME TAXES

The current and deferred provision for income taxes, for the years ended December 31, 2001, 2000 and 1999, is as follows:

	2001	2000	1999

Current:
Federal	$—	$48	$—
State	40	—	—
Foreign	191	129	122

Total current	231	177	122
Deferred:
Federal	4,946	4,238	1,849
State	929	802	347
Change in valuation allowance	(17,644)	—	—

Total deferred	(11,770)	5,040	2,196

Total	$(11,539)	$5,218	$2,318

The actual income tax expense differs from the amounts computed by applying the U.S. federal tax rate of 34% to the pretax earnings as a result of the following:

	2001	2000	1999

Computed “expected” tax expense	$4,431	$3,687	$1,129
State tax, net of federal benefit	640	529	229
Amortization of goodwill	838	838	838
Foreign taxes	191	129	122
Change in valuation allowance	(17,644)	—	—
Other	5	35	—

Actual income tax expense	$(11,539)	$5,218	$2,318

On June 29, 1998, Black & Decker Corporation, along with its True Temper Sports Division, and True Temper Sports LLC (an affiliate of Cornerstone Equity Investors, LLC), entered into an agreement pursuant to which True Temper Sports LLC acquired, effective September 30, 1998, an 89% equity interest in True Temper Corporation (“TTC”) (collectively referred to as the “Recapitalization”). True Temper Sports, Inc. was formed as the operating subsidiary of True Temper Corporation. The Recapitalization of TTC was accounted for as a leveraged recapitalization, such that the Company’s assets and liabilities remain at their historical bases for financial reporting purposes, however, for income tax purposes, the transaction is treated as a taxable business combination, which creates a “step-up” in its tax basis financial statements.

For federal and state income tax purposes, the Recapitalization is a taxable business combination and is a qualified stock purchase. The buyer and the seller elected jointly to treat the Recapitalization as an asset acquisition under section 338(h)(10) of the Internal Revenue Code of 1986, as amended. An allocation of the purchase price to the tax basis of assets and liabilities based on their respective estimated fair values at September 30, 1998 was made for income tax purposes. In connection with the Recapitalization, the Company recorded a deferred tax asset of approximately $52,895, net of a valuation allowance of $17,644, at September 30, 1998 related to future tax deductions of the net excess of the tax bases of the assets and liabilities over the financial statement carrying amounts with a corresponding credit to additional paid-in capital.

In assessing the realizability of deferred tax assets, Company management considers whether it is more likely than not that a portion or all of its deferred tax assets will be realized. The Company evaluates a variety of available evidence in determining the amount of the deferred tax assets to be realized including the Company’s earnings history, the number of years the Company’s operating losses can be carried forward and projections of future taxable income. Based on the available evidence described above, including the Company’s historical financial performance for the past three years since the Recapitalization, the Company determined in the fourth quarter of 2001 that it was more likely than not the Company will realize the tax benefit of all of its deferred tax assets. As a result the valuation allowance was eliminated with the change in the valuation allowance recorded as a deferred tax benefit.

The Company’s ability to realize some or all of the benefit from the deferred tax asset is dependent upon the Company generating taxable book income in the future. Although there can be no assurance of future events, management must periodically reevaluate its forecast of the Company’s future operating results. In the event management determines that sufficient future taxable income may not be generated to fully realize the deferred tax asset, the Company would record a valuation allowance by a charge to income tax expense in the period of such determination.

The components of deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

	2001	2000

Deferred tax assets:
Acquisition costs	$557	$874
Goodwill	55,090	59,817
Accrued liabilities	774	1,186
Asset impairment	704	704
Net operating loss carryforwards	3,584	3,863
Uniform capitalization	161	—
Other	9	—

Gross deferred tax assets	60,879	66,444
Less valuation allowance	—	(17,644)

Deferred tax assets, net of valuation allowance	60,879	48,800

Deferred tax liabilities:
Property, plant and equipment	(523)	(189)
Other	—	(25)

Gross deferred liabilities	(523)	(252)
Net deferred tax asset	$60,356	$48,586

At December 31, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $9,200 which expire between 2018 and 2021 and $50 alternative minimum tax credit carry forward which is carried forward indefinitely.

(10)     EMPLOYEE BENEFIT PLANS

True Temper Sports, Inc. has a qualified pension plan and a postretirement benefit plan for the hourly union employees at its Amory, Mississippi plant. During 2000 the True Temper Sports, Inc. Pension Plan, which covered the majority of salaried employees, was terminated and all plan assets were distributed. The following tables provide a reconciliation of the changes in the plans’ benefit obligation and fair value of asset for the years ended December 31, 2001 and 2000, and a statement of the plans’ funded status as of December 31 for each year:

	2001	2000

Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$9,360	$12,387
Service cost	348	317
Interest cost	694	851
Actuarial losses (gains)	236	1,204
Benefit payments	(123)	(188)
Curtailments	—	(897)
Settlements	—	(4,314)

Benefit obligation at end of year	$10,515	$9,360

	2001	2000

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$13,311	$15,249
Actual return on plan assets	(112)	3,387
Employer contributions	—	46
Benefit payments	(123)	(188)
Asset reversion	—	(869)
Settlements	—	(4,314)

Fair value of plan assets at end of year	$13,076	$13,311

Funded status:
Funded status at December 31	$2,561	$3,951
Unrecognized net actuarial gain	(2,376)	(4,137)

Net asset (liability) recognized	$185	$(186)

Pension plan assets exceeded the accumulated benefit obligation at December 31, 2001 and December 31, 2000.

The following table provides the components of net periodic benefit cost for the defined benefit pension plans for the years ended December 31:

	2001	2000

Service cost of benefits earned during the year	$348	$317
Interest cost on projected benefit obligation	694	851
Expected return on plan assets	(1,123)	(1,134)
Recognized net gains	(288)	(168)
Recognized curtailment gain	—	(897)
Recognized settlement loss	—	970

Net periodic pension income	$(369)	$(61)

Weighted average assumptions:
Discount rate:
Benefit obligation	7.25%	7.50%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%

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

Assets of the defined benefit plan for hourly union employees consist primarily of investments in equity securities, debt securities, and cash equivalents.

In addition to the defined benefit pension plan for hourly employees, the Company also maintains a defined contribution plan which covers substantially all employees. Expenses for defined contribution plans amounted to $720, $709 and $247 in 2001, 2000 and 1999, respectively.

The Company also participates in certain unfunded health care plans that provide post-retirement medical, dental, and life insurance to hourly union employees at its Amory, Mississippi plant. The post-retirement plans are contributory, and include certain cost-sharing features, such as deductibles and co-payments.

The following table sets forth the benefit obligation of the unfunded post-retirement health plans as of December 31:

	2001	2000

Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$1,976	$2,020
Service cost	63	37
Interest cost	173	137
Participant contributions	25	—
Plan amendments	(370)	—
Actuarial gains	977	(91)
Benefits paid	(151)	(75)
Curtailments	—	(52)

Benefit obligation at end of year	2,693	1,976
Unrecognized prior service cost	332	—
Unrecognized net actuarial (loss) gain	(726)	226

Accrued benefit costs	$2,299	$2,202

The following table provides the components of net periodic benefit expense for the unfunded post retirement health plans for the years ended December 31:

	2001	2000

Service cost	$63	$37
Interest cost	173	137
Amortization of prior service costs	(38)	(7)
Recognized net losses	27	—
Recognized curtailment gain	—	(52)

Net periodic cost	$225	$115

Discount Rate:
Benefit obligation	7.25%	7.50%

The healthcare cost trend rate used to determine the post-retirement benefit obligation was 10.0% for 2001. This rate decreases gradually to an ultimate rate of 5.0% in 2013, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. The following table sets forth the impact of a 1.00% change in the trend rate:

Effect of 1.00% increase in trend rate on:
Net periodic cost	$13
Post-retirement benefit obligation	$127
Effect of 1.00% decrease in trend rate on:
Net periodic cost	$(13)
Post-retirement benefit obligation	$(131)

(11)     COMMITMENTS AND CONTINGENCIES

          (a)     Lease Obligation

The Company is obligated under various non-cancelable leases for office facilities and equipment. These leases generally provide for renewal options and, in the case of facilities leases, for periodic rate increases based upon economic factors. All non-cancelable leases with an initial term greater than one year have been categorized as either capital or operating leases in conformity with FASB Statement No. 13, “Accounting for Leases.”

Future minimum payments under non-cancelable operating and capital leases with initial terms of one year or more as of December 31, 2001 are as follows:

	Capital	Operating
	Leases	Leases

2002	$21	$856
2003	—	753
2004	—	434
2005	—	304
2006	—	2

Total minimum lease payments	21	$2,349

Less: amount representing interest	(3)

Present value of net minimum capital lease payments	18
Less: current installments of obligations under capital leases	$18

Obligation under capital leases excluding current installments	—

Rental expense on operating leases, excluding sublease rent received, was $948, $962, and $845 for 2001, 2000 and 1999, respectively.

          (b)     Legal Proceedings

The company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

(12)     RELATED PARTY TRANSACTIONS

In 1998, True Temper entered into a management services agreement with Cornerstone Equity Investors, LLC (“Cornerstone”). Cornerstone is a related party through its indirect management and ownership interest in True Temper Corporation.

           In accordance with this agreement, Cornerstone has agreed to provide:

(1)	general management services;

(2)	assistance with the identification, negotiation and analysis of acquisitions and dispositions;

(3)	assistance with the negotiation and analysis of financial alternatives; and

(4)	other services agreed upon by True Temper and Cornerstone.

In exchange for such services, Cornerstone or its nominee receives:

(1)	an annual advisory fee of $0.5 million payable quarterly, plus reasonable out-of-pocket expenses;

(2)	a transaction fee in an amount equal to 1.0% of the aggregate transaction value in connection with the consummation of any material acquisition, divestiture, financing or refinancing by True Temper or any of its subsidiaries.

The management services agreement has an initial term of five years, subject to automatic one-year extensions unless we or Cornerstone provide written notice of termination. The annual advisory fee of $0.5 million is an obligation of ours and is also contractually subordinated to the Notes and the Bank Credit facilities.

(13)     SEGMENT AND OTHER RELATED DISCLOSURES

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

	As of and for the Years Ended
	December 31,

	2001	2000	1999

Net sales:
Golf shafts	$106,313	$106,530	$88,204
Performance tubing	4,770	4,106	4,011

Total	$111,083	$110,636	$92,215

Gross profit:
Golf shafts	$41,726	$44,140	$35,213
Performance tubing	1,622	1,114	918

Total	$43,348	$45,254	$36,131

Total assets:
Jointly used assets	$1,586	$2,560
Golf shafts	45,599	40,073
Performance tubing	2,767	1,652

Total	$49,952	$44,285

Revenues from one customer of True Temper’s golf shafts segment represent approximately $12,000 of the Company’s consolidated 1999 revenues. No single customer had revenues greater than 10% of the total Company consolidated revenues for 2001 and 2000.

Following are reconciliations of total reportable segment assets to total Company assets, and total reportable segment gross profit to total Company income before income taxes:

	As of December 31,

	2001	2000

Total assets:
Total from reportable segments	$49,952	$44,285
General corporate	139,378	131,603

Total	$189,330	$175,888

	For the Years Ended December 31,

	2001	2000	1999

Total reportable segment gross profit	$43,348	$45,254	$36,131
Less:
Selling, general and administrative expenses	14,963	16,899	15,156
Amortization of goodwill	2,695	2,701	2,701
Impairment charge on long-lived assets	—	1,053	—
Restructuring costs	—	7	622
Interest expense	12,660	13,693	14,341
Other expense (income), net	(2)	56	(9)

Total Company income before income taxes	$13,032	$10,845	$3,320

          (b)     Sales by Geographic Region

The geographic distribution of the Company’s net sales, by location of customer, is summarized as follows:

	For the Years Ended December 31,

	2001	2000	1999

U.S.	$87,647	$90,407	$77,984
International	23,436	20,229	14,231

Total	$111,083	$110,636	$92,215

No individual country or geographic area outside the U.S. accounts for 10% or more of total sales. Assets by location are not disclosed, as assets located outside the U.S. are immaterial.

(14)     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2001 and 2000.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2001
Net sales	$34,392	$34,552	$20,012	$22,127
Gross profit	12,998	14,242	7,763	8,345
Net income	2,322	3,420	281	18,548
2000
Net sales	$28,611	$34,141	$24,829	$23,055
Gross profit	10,958	14,372	10,405	9,519
Net income	1,415	3,032	1,092	88

In the fourth quarter of 2001, the Company eliminated the $17,644 valuation allowance on its deferred tax asset and recorded the change as an income tax benefit. See footnote 9, Income Taxes, for further discussion.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

      None

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The directors and executive officers of True Temper as of December 31, 2001 are as follows:

Name	Age	Position

Scott C. Hennessy	42	Chief Executive Officer, President and Director
Fred H. Geyer	41	Vice President, Chief Financial Officer and Treasurer
David N. Hallford	48	Vice President of Sales/Golf Products
Graeme Horwood	57	Vice President Engineering, Research and Development
Adrian H. McCall	43	Vice President of International Sales and Marketing
Gene Pierce	35	Vice President of Manufacturing
William R. Beatty	41	Director of Marketing
Stephen M. Brown	36	Director of Human Resources
Andrew W. York	37	Director and General Manager of Performance Tubing
Mark Rossi	45	Director
Robert A. Knox	50	Director
Raymond A. DeVita	65	Director
Patrick N.W. Turner	42	Director

      Scott C. Hennessy has been President of True Temper since 1996, and Chief Executive Officer and Director since October 1998. Mr. Hennessy joined True Temper in 1994 as Vice President-Sales and Marketing. From 1980 to 1994, Mr. Hennessy held various management positions at Black & Decker in sales, marketing and product development. Mr. Hennessy sits on the Board of Governors of the National Golf Foundation. Mr. Hennessy graduated magna cum laude with a B.S. from the University of Delaware.

      Fred H. Geyer has been Chief Financial Officer of True Temper since February 1998. From 1985 to 1998, Mr. Geyer held various positions at Emerson Electric Company, including Vice President-Finance in the Air Moving Motor Division. Prior to that, Mr. Geyer worked at Arthur Andersen LLP as a Senior Auditor. Mr. Geyer is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants. Mr. Geyer graduated magna cum laude with a B.S. from the University of Missouri at St. Louis.

      David N. Hallford has been Vice President Sales/ Golf Products of True Temper since 1989. From August 1985 to January 1989, Mr. Hallford held various positions in sales and customer service at Plough Corporation. Mr. Hallford has worked as an on-course golf professional responsible for management and retail sales. Mr. Hallford graduated magna cum laude with a B.S. from the University of Memphis.

      Graeme Horwood has been the Vice President of Engineering, Research and Development since June 2001. From April 2000 to May 2001 Mr. Horwood served as the Company’s Senior Manager Technical Services. From 1986 to 2000, Mr. Horwood held various management positions at Apollo Sports Technologies. Mr. Horwood is a Chartered Engineer as well as a member of the Institute of Mechanical Engineers both in the United Kingdom. Mr. Horwood graduated first class honors with a B.S. from Coventry University.

      Adrian H. McCall has been Vice President of International Sales and Marketing since March 1999. From September 1995 to March 1999 Mr. McCall served as Director of International Sales and Marketing for the Company. From May 1992 to September 1995, Mr. McCall served as Director of International Operations of The Upper Deck Company, a manufacturer and distributor of baseball cards. Mr. McCall graduated cum laude with a B.S. from the University of Hartford.

      Gene Pierce has been Vice President of Manufacturing since June 2001. From January 1999 to June 2001 Mr. Pierce served as Director of Steel Operations and Plant Manager of our steel facility. From May 1997 to January 1999 Mr. Pierce served as Business Operations Manager at Metalloy Corporation. Mr. Pierce received both a B.S. and M.B.A. from Mississippi State University.

      William R. Beatty has been Director of Marketing since 1996. From December 1993 to March 1996, Mr. Beatty was Group Product Manager and Manager of International Sales and Marketing for Rubbermaid. Mr. Beatty received a B.S. from Ohio State University and an M.B.A. from Pepperdine University.

      Stephen R. Brown has been the Director of Human Resources since 1997. From September 1996 to December 1997, Mr. Brown served as Manager-Human Resources. Prior to that, since 1992, Mr. Brown served in various Human Resource management positions with Emerson Electric Company. Mr. Brown received a B.A. from the University of South Carolina.

      Andrew W. York has been the Director and General Manager of Performance Tubing since May 1999. From June 1996 to May 1999 Mr. York was Vice President of Marketing at Nicklaus Golf Equipment Company. Prior to that he was Brand Manager-Instant Cameras at Polaroid Corporation. Mr. York received a B.S. and an M.B.A. from Babson College in Wellesley, Massachusetts.

      Mark Rossi became a director of True Temper in October 1998. Mr. Rossi has served as Senior Managing Director of Cornerstone Equity Investors L.L.C. since December 1996. From 1983 to 1996, Mr. Rossi was affiliated with the general partners of various private equity funds managed by Prudential. Mr. Rossi is also a director of Maxwell Technologies, Inc., Novatel Wireless, Inc. and several private companies. Mr. Rossi received a B.A. from Saint Vincent College and an M.B.A. from Northwestern University.

      Robert A. Knox became a director of True Temper in October 1998. Mr. Knox has served as Senior Managing Director of Cornerstone Equity Investors, L.L.C. since December 1996. From 1983 to 1996, Mr. Knox was affiliated with the general partners of various private equity funds managed by Prudential. Mr. Knox is also a director of Health Management Associates, Lechters, Inc. and several private companies. Mr. Knox received a B.A. and an M.B.A. from Boston University.

      Raymond A. DeVita became a director of True Temper in October 1998. Mr. DeVita served as President of True Temper from 1994 to 1996 and Executive Vice President of Black & Decker from 1989 to 1996. Mr. DeVita retired in 1996. Prior to 1989, Mr. DeVita was Executive Vice President of Emhart. Mr. DeVita is also a director of Black & Decker Health Care Management Corp. Mr. DeVita received a B.S. and M.S. from Tufts University.

      Patrick N.W. Turner became a director of True Temper in April, 2000 in connection with the refinancing of True Temper Corporation Notes. Mr. Turner is co-managing partner of Canterbury Mezzanine Capital I and II where he has been since July 1996. Mr. Turner was a director at Barclays Mezzanine Group a part of Barclays Bank PLC from 1989 to 1995. Currently, Mr. Turner is a director of one other private company. Mr. Turner received an M.A. from Oxford University in England and an M.B.A. from New York University.

Item 11.  Executive Compensation

      The following table sets forth information concerning the annual and long-term compensation for services in all capacities to True Temper for 2001 and 2000 of those persons who served as (1) the Chief Executive

Officer during 2001 and (2) the other four most highly compensated executive officers of True Temper for 2001 (the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation

			Bonus		Other Annual		All Other
Name and Principal Position	Year	Salary	Earned		Compensation(1)		Compensation(2)

Scott C. Hennessy	2001	$297,917	$225,000		$27,762		$8,500
Chief Executive Officer,	2000	$273,958	$683,000	(3)	$101,236	(4)	$8,500
President and Director	1999	$261,458	$358,000	(3)	$27,995		$6,109
Fred H. Geyer	2001	$151,167	$75,000		$167		$8,500
Vice President, Chief Financial	2000	$141,167	$165,000		$151		$8,500
Officer and Treasurer	1999	$131,000	$55,000		$136		$4,268
Adrian H. McCall	2001	$140,583	$50,000		$2,989		$8,500
Vice President of International	2000	$135,542	$75,000		$143		$8,500
Sales and Marketing	1999	$129,958	$38,000		$182		$4,248
Gene Pierce	2001	$132,250	$40,000		$899		$8,500
Vice President of Operations	2000	$114,586	$70,000		$689		$7,029
	1999	$93,907	$26,000		$570		$1,500
Andrew W. York	2001	$131,417	$33,000		$123		$8,500
Director and General Manager	2000	$124,583	$50,000		$114		$7,129
of Performance Tubing	1999	$75,000	$18,000		$37,933	(5)	$900

(1)	Includes certain life insurance benefits; and where applicable, country club dues and use of company car.

(2)	Includes company contributions under our 401(k) plan.

(3)	Amount includes a $500,000 and $175,000 performance bonus for 2000 and 1999 respectively and a service payment of $183,000 for each year. The two service payments for 2000 and 1999 were issued pursuant to an agreement that was made with Mr. Hennessy in conjunction with the Recapitalization agreement between Black & Decker and True Temper Sports LLC.

(4)	Includes the dollar value of the difference between the price paid for common stock of True Temper Corporation and the fair market value of such stock at the time of purchase.

(5)	Amount includes moving and relocation benefits.

Pension Plan

      True Temper Sports, Inc. sponsors a tax qualified defined benefit pension plan. Only the hourly employees at the Amory, Mississippi manufacturing plant, who are part of the collective bargaining unit, are eligible to participate in the plan. Benefits are calculated based primarily on years of service, among other factors. As of December 31, 2001 none of True Temper Corporation’s named executive officers were eligible to participate in the plan.

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

Option/ SAR Grants in Last Fiscal Year

      There were no options granted to Named Executive Officers during 2001.

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

      The Company maintains a compensation program designed to motivate, retain and attract management, with incentives linked to financial performance and enhanced shareholder value. The fundamental philosophy is to relate the amount of compensation for an executive directly to his or her contribution to the Company’s success in achieving superior performance objectives.

      The Company’s executive compensation program consists of three components: 1) base salary; 2) potential for annual incentive compensation based on Company performance; and, 3) the opportunity to earn long-term stock-based incentives which are intended to encourage achievement of superior long-term results and to align executive officer interests with those of the shareholders. The base salary element is developed based on the performance of the individual executives with reference to industry, peer group and national surveys, with the objective of having the Company’s executive officers receive a level of base salary similar to the average base salary of individuals at similarly sized companies, performing comparable duties.

      The annual incentive compensation element is based on the Company’s attainment of certain levels of profitability. The long-term stock-based element is developed by reference to competitive practices and trends of other companies which use stock options as a component of executive compensation. Long-term stock-based incentives are to incentivize executive officers to increase shareholder value. Accordingly, the Committee has taken into account the amount and value of options held by each of the executive officers when considering new grants to assure that deserving executives have an equity participation in the Company. In determining the stock option grants for fiscal 2001, the Committee considered the current stock holdings of each individual, their responsibilities and historical and anticipated future contributions to True Temper’s performance.

      Because of the scope of his responsibilities as Chief Executive Officer and President, and given the equity stake he has in the Company, the Compensation Committee separately considers the compensation of Mr. Hennessy. His salary, like that of the other officers, is determined by reference to published compensation surveys, and his salary level is in line with such published salary levels for comparable positions of responsibility. The Committee believes a portion of the total annual compensation of Mr. Hennessy should be directly tied to the Company’s performance. Accordingly, Mr. Hennessy also earns a cash bonus based on the True Temper’s operating performance during the current fiscal year.

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

Raymond A. DeVita
Scott C. Hennessy
Robert A. Knox

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      All of the outstanding shares of our capital stock are owned by True Temper Corporation. The following table sets forth information with respect to the beneficial ownership of True Temper Corporation’s capital stock as of April 1, 2002 by:

(1)	all stockholders of True Temper Corporation that own more than 5% of any class of such voting securities,

(2)	each director and named executive officer, and

(3)	all directors and executive officers as a group.

				Percentage of
	Number of	Number of	Percentage of	Outstanding	Percentage of
	Preferred	Common	Outstanding	Common	Voting Capital
Name of Beneficial Owner(1)	Shares	Shares	Preferred Stock	Stock	Stock

True Temper Sports LLC(2)	11,750,000	8,192,163	100.0%	83.4%	83.4%
c/o Cornerstone Equity Investors, L.L.C. 717 Fifth Avenue Suite 1100 New York, New York 10022
Scott C. Hennessy	—	823,005	—	8.4%	8.4%
Fred H. Geyer	—	87,657	—	*	*
Adrian H. McCall	—	62,538	—	*	*
Gene Pierce	—	13,125	—	*	*
Andrew W. York	—	14,375	—	*	*
Raymond A. DeVita	—	10,542	—	*	*
All directors and executive officers as a group (9 persons)(3)	—	1,098,175	—	11.2%	11.2%

*	Less than 1%.

(1)	Except as otherwise indicated, the address for all persons shown on this table is c/o True Temper Sports, Inc., 8275 Tournament Drive, Suite 200, Memphis, TN 38125.

(2)	Membership interests in True Temper Sports, LLC are held by Cornerstone Equity Investors IV, L.P. (73.9%), GS Private Equity Partners, L.P. (17.2%), GS Private Equity Partners Offshore, L.P. (8.3%) and other investors (0.5%).

(3)	Includes issuance of management incentive shares. Excludes stock held by True Temper Sports LLC, an affiliate of Cornerstone Equity Investors IV, LP, for which the individual directors who are affiliates of Cornerstone disclaim beneficial ownership.

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

      As provided in the recapitalization agreement, True Temper Corporation may pay contingent amounts to Black & Decker. The amount of such payments, if any, will be equal to 25% of the EBIT contribution derived from True Temper Corporation’s sales to Thiokol. These sales will be in accordance with the Thiokol contract which is defined in the recapitalization agreement. Such payments will be made annually during the initial term of the Thiokol contract based on the EBIT contribution derived in each such year.

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

(4)	requires the stockholders to consent to a sale of True Temper Corporation to an independent third party if such sale is approved by certain holders of the then outstanding shares of the company’s voting common stock; and

(5)	except in certain instances, prohibits Black & Decker from transferring any shares of capital stock of True Temper Corporation for certain periods following the consummation of the recapitalization. Certain of the foregoing provisions of the stockholders agreement will terminate upon the consummation of an initial public offering, a qualified public offering or an approved sale.

Equity Registration Rights Agreement

      Upon the consummation of the recapitalization, True Temper Corporation and all of its stockholders, including True Temper Sports, LLC and Black & Decker, entered into the equity registration rights agreement. Under the equity registration rights agreement, the holders of a majority of the True Temper Corporation registrable securities and/or its affiliates have the right to require True Temper Corporation to register any or all of their shares of common stock of True Temper Corporation under the Securities Act at the company’s expense. In addition, all holders of registrable securities are entitled to request the inclusion of any shares of common stock of True Temper Corporation subject to the equity registration rights agreement in any registration statement filed by True Temper Corporation at its expense whenever the company proposes to register any of its common stock under the Securities Act. In connection with all such registrations, True

Temper Corporation has agreed to indemnify all holders of registrable securities against those liabilities described in the stockholders agreement, including liabilities under the Securities Act.

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

                    Independent Auditors’ Report

                    Statements of Operations for the three years ended December 31, 2001
                    Balance Sheets at December 31, 2001 and 2000
                    Statements of Changes in Stockholder’s Equity for the three years ended December 31, 2001
                    Statements of Cash Flows for the three years ended December 31, 2001
                    Notes to Financial Statements

2. Financial Statement Schedule.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			Ended
Description	of Period	Expenses	Accounts	Deductions(1)		of Period

	Dollars in thousands
	(debit)/credit
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 1999	592	173	—	(266)		499
Year Ended December 31, 2000	499	1,124	—	(190)		1,433
Year Ended December 31, 2001	1,433	87	—	(981)		539
RESTRUCTURING RESERVES
Year Ended December 31, 1999	538	—	—	(378)		160
Year Ended December 31, 2000	160	—	—	(160	)(2)	—
Year Ended December 31, 2001	—	—	—	—		—

(1)	Deductions represent (i) uncollectible accounts charged against the allowance for doubtful accounts and (ii) actual costs incurred for restructuring activities.

(2)	Represents (i) $42 of actual costs incurred for restructuring activities and (ii) the remaining balance of the Seneca plant restructuring reserve of $118 was netted against impairment charge on long-lived assets.

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits.

                See the Index to Exhibits.

      (b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2002

True Temper Sports, Inc.

By:	/s/ SCOTT C. HENNESSY

Name: Scott C. Hennessy

Title:	President and Chief Executive Officer

By:	/s/ FRED H. GEYER

Name: Fred H. Geyer

Title:	Vice President, Chief Financial Officer and Treasurer

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 1, 2002.

By:	/s/ ROBERT A. KNOX

Name: Robert A. Knox
Title: Director

By:	/s/ MARK ROSSI

Name: Mark Rossi
Title: Director

By:	/s/ PATRICK N.W. TURNER

Name: Patrick N.W. Turner
Title: Director

By:	/s/ RAYMOND A. DEVITA

Name: Raymond A. DeVita
Title: Director

INDEX TO EXHIBITS

Exhibit

2.1	Reorganization, Recapitalization and Stock Purchase Agreement dated as of June 29, 1998 by and between The Black & Decker Corporation, True Temper Sports, Inc. and TTSI LLC (“Recapitalization Agreement”) (filed as exhibit 2.1 to the Company’s Registration Statement on Form S-4 (No. 333-72343), as filed with the Securities and Exchange Commission (the “SEC”) on February 12, 1999 (the “Form S-4”).*
2.2	Amendment No. 1 to Recapitalization Agreement dated August 1, 1998 (filed as exhibit 2.2 to Form S-4).*
2.3	Amendment No. 2 to Recapitalization Agreement dated September 30, 1998 (filed as exhibit 2.3 to Form S-4).*
2.4	Assignment and Assumption Agreement by and between True Temper Corporation (“TTC”) and the Company dated September 30, 1998 (filed as exhibit 2.4 to Form S-4).*
3.1	Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1988 (filed as Exhibit 3.1 to Form S-4).*
3.2	By-laws of the Company (filed as Exhibit 3.2 to Form S-4).*
4.1	Indenture dated November 23, 1998 between the Company United States Trust of New York (filed as Exhibit 4.1 to Form S-4).*
4.2	Purchase Agreement dated November 18, 1998 between the Company and Donaldson, Lufkin and Jenrette (filed as Exhibit 4.2 to Form S-4).*
4.3	Registration Rights Agreement dated as of November 23, 1998 between the Company and Donaldson, Lufkin and Jenrette (filed as Exhibit 4.3 to Form S-4).*
10.1	Management Services Agreement dated as of September 30, 1998 between the Company and Cornerstone Equity Investors, LLC (“Management Services Agreement”) (filed as Exhibit 10.1 to Form S-4).*
10.2	Amendment to Management Services Agreement dated November 23, 1998 (filed as Exhibit 10.2 to Form S-4).*
10.3	Credit Agreement dated as of September 30, 1998 among the Company, various financial institutions, DLJ Capital Funding, Inc. and The First National Bank of Chicago (filed as Exhibit 10.3 to Form S-4).*
10.4	Securities Purchase Agreement dated as of September 30, 1998 among TTC and the Purchase Party thereto (filed as Exhibit 10.4 to Form S-4).*
10.5	Amendment No. 1 to Credit Agreement dated June 11, 1999 (filed as Exhibit 10.5 to the Company’s 1999 Annual Report on Form 10-K, as filed with the SEC on March 30, 2000).*
10.6	True Temper Corporation 1998 Stock Option Plan (filed as Exhibit 10.6 to the Company’s 1999 Annual Report on Form 10-K, as filed with the SEC on March 30, 2000).*
10.7	Shareholder’s Agreement dated as of September 30, 1998 (filed as Exhibit 10.7 to the Company’s 1999 Annual Report on Form 10-K, as filed with the SEC on March 30, 2000).*
10.8	Amended and Restated Management Services Agreement dated March 27, 2000 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2000, as filed with the SEC on May 16, 2000).*
10.9	Amendment No. 2 to Credit Agreement dated November 17, 2000 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 28, 2001).*
10.10	Amendment No. 3 to Credit Agreement dated December 4, 2001.
12.1	Computation of Ratio of Earnings To Fixed Charges.

*	Incorporated by reference