Form 10-Q
period 2002-03-31
TRUE TEMPER SPORTS INC
filed 2002-05-13
CIK 1078547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

         As of May 13, 2002 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

                            TRUE TEMPER SPORTS, INC.

                                      INDEX

                                                                                             PAGE
                                                                                             ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

               Condensed Statements of Operations for the three month periods ended
               March 31, 2002 (Unaudited) and April 1, 2001 (Unaudited) ................      1

               Condensed Balance Sheets as of March 31, 2002 (Unaudited) and
               December 31, 2001 (Unaudited) ...........................................      2

               Condensed Statements of Cash Flows for the three month periods ended
               March 31, 2002 (Unaudited) and April 1, 2001 (Unaudited) ................      3

               Notes to Condensed Financial Statements (Unaudited) .....................      4

         Item 2. Management's Discussion and Analysis of Financial Condition and Results
               of Operations ...........................................................      7

         Item 3. Quantitative and Qualitative Disclosures About Market Risk ............     11

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings .....................................................     12

         Item 2. Changes in Securities and Use of Proceeds .............................     12

         Item 3. Defaults Upon Senior Securities .......................................     12

         Item 4. Submission of Matters to a Vote of Security Holders ...................     12

         Item 5. Other Information .....................................................     12

         Item 6. Exhibits and Reports on Form 8-K ......................................     12

Signatures .............................................................................     14

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               FOR THE THREE
                                                                MONTHS ENDED
                                                           MARCH 31,     APRIL 1,
                                                            2002          2001
                                                           -------       -------

Net sales ..........................................       $29,362       $34,392
Cost of sales ......................................        18,764        21,394
                                                           -------       -------
  GROSS PROFIT .....................................        10,598        12,998

Selling, general and administrative expenses .......         3,576         4,917
Amortization of goodwill ...........................            --           675
Loss on early extinguishment of long-term debt .....            20            --
                                                           -------       -------
  OPERATING INCOME .................................         7,002         7,406

Interest expense, net of interest income ...........         3,102         3,219
Other expenses, net ................................             4            11
                                                           -------       -------
  INCOME BEFORE INCOME TAXES .......................         3,896         4,176

Income taxes .......................................         1,520         1,854
                                                           -------       -------
  NET INCOME .......................................       $ 2,376       $ 2,322
                                                           =======       =======


            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                   MARCH 31,  DECEMBER 31,
                                                                                     2002         2001
                                                                                   --------     --------
                           ASSETS

CURRENT ASSETS

  Cash and cash equivalents ..................................................     $ 12,931     $  8,177
  Receivables, net ...........................................................       16,256       13,459
  Inventories ................................................................       11,887       13,441
  Prepaid expenses and other current assets ..................................        1,770        1,749
                                                                                   --------     --------
      Total current assets ...................................................       42,844       36,826

Property, plant and equipment, net ...........................................       16,064       16,729
Goodwill, net ................................................................       71,506       71,506
Deferred tax assets, net .....................................................       58,874       60,356
Other assets .................................................................        3,762        3,913
                                                                                   --------     --------
      Total assets ...........................................................     $193,050     $189,330
                                                                                   ========     ========

             LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

  Current portion of long-term debt ..........................................     $  4,175     $  4,675
  Accounts payable ...........................................................        5,029        4,390
  Accrued expenses and other current liabilities .............................        7,240        4,836
                                                                                   --------     --------
      Total current liabilities ..............................................       16,444       13,901

Long-term debt less the current portion ......................................      111,490      111,829
Other liabilities ............................................................        2,321        2,297
                                                                                   --------     --------
      Total liabilities ......................................................      130,255      128,027

STOCKHOLDER'S EQUITY

  Common stock--par value $0.01 per share; authorized 1,000 shares; issued and
    outstanding 100 shares ...................................................           --           --
  Additional paid in capital .................................................       40,326       40,326
  Retained earnings ..........................................................       22,469       20,977
                                                                                   --------     --------
      Total stockholder's equity .............................................       62,795       61,303
                                                                                   --------     --------

      Total liabilities and stockholder's equity .............................     $193,050     $189,330
                                                                                   ========     ========


            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                               FOR THE THREE
                                                                                 MONTHS ENDED
                                                                            MARCH 31,      APRIL 1,
                                                                              2002          2001
                                                                            --------      --------
OPERATING ACTIVITIES
  Net income ..........................................................     $  2,376      $  2,322
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................          856         1,478
    Amortization of deferred financing costs ..........................          174           162
    Loss on disposal of property, plant and equipment .................            4            14
    Loss on early extinguishment of long-term debt ....................           20            --
    Deferred taxes ....................................................        1,482         1,820
    Changes in operating assets and liabilities, net ..................        1,809        (1,614)
                                                                            --------      --------
      Net cash provided by operating activities .......................        6,721         4,182

INVESTING ACTIVITIES
  Purchase of property, plant and equipment ...........................         (195)         (653)
  Proceeds from sales of property, plant and equipment ................           --            12
                                                                            --------      --------
      Net cash used in investing activities ...........................         (195)         (641)

FINANCING ACTIVITIES
  Principal payments on bank debt .....................................         (569)         (444)
  Repurchase of Senior Subordinated Notes .............................         (282)           --
  Principal payments on capital leases ................................           (6)           (9)
  Dividends paid ......................................................         (884)         (885)
  Other financing activity ............................................          (31)          (33)
                                                                            --------      --------
      Net cash used in financing activities ...........................       (1,772)       (1,371)

Net increase in cash ..................................................        4,754         2,170
Cash at beginning of period ...........................................        8,177         4,168
                                                                            --------      --------
Cash at end of period .................................................     $ 12,931      $  6,338
                                                                            ========      ========


            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

1)  BASIS OF PRESENTATION

         The accompanying unaudited financial statements of True Temper Sports, Inc. ("True Temper" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001. In the opinion of management, the financial statements include all adjustments which are necessary for the fair presentation of results for interim periods.

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

2)  RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standard Board ("FASB") issued Statement No. 142, Goodwill and Other Intangible Assets, which requires goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the Statement. Statement 142 also requires intangible assets with estimable useful lives be amortized over the respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company adopted Statement 142 as of January 1, 2002, and is currently in the process of evaluating its goodwill balances to determine if any impairment exists. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reported unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

         As of the date of adoption, the Company had unamortized goodwill in the amount of $71.5 million, all of which will be subject to the transition provisions of Statements 142. Amortization expense related to goodwill was approximately $0.7 million for the three month period ended April 1, 2001.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

             NOTES TO CONDENSED FINANCIAL STATEMENTS) - (CONTINUED)


         The following table indicates what the net income amount would have been in the prior year had amortization of goodwill not been recorded.

                                                 For the Three Months Ended
                                  --------------------------------------------------------
                                  March 31,
                                     2002                     April 1, 2001
                                   -------     -------------------------------------------
                                                                Add Back
                                                                Goodwill
                                               As Reported     Amortization    As Adjusted
                                               -----------     ------------    -----------
Income before income taxes.......  $ 3,896      $  4,176         $   675         $  4,851
  Income taxes...................    1,520         1,854              22            1,876
                                   -------      --------         -------         --------
Net Income.......................  $ 2,376      $  2,322         $   653         $  2,975
                                   =======      ========         =======         ========

         Because of the extensive effort needed to comply with adopting Statement 142, management has not determined the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which will affect income statement classification of gains and losses from extinguishment of debt. Statement 145 considers extinguishment of debt a risk management strategy by the reporting entity and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, Reporting the Results of Operations - - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB 30.

         Statement 145 is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company elected to adopt Statement 145 as of January 1, 2002, and as such its loss on the early extinguishment of debt was recorded as a component of operating income. The Company did not extinguish debt in the first quarter 2001.

3)  INVENTORIES

                                                        MARCH 31,    DECEMBER 31,
                                                          2002           2001
                                                        -------       --------

      Raw materials...................................  $ 1,427       $  1,558
      Work in process.................................    2,305          2,124
      Finished goods..................................    8,155          9,759
                                                        -------       --------
      Total...........................................  $11,887       $ 13,441
                                                        =======       ========

4)  SEGMENT REPORTING

         The Company operates in two reportable business segments: golf shafts and performance tubing. The Company's reportable segments are based on the type of product manufactured and the application of that product in the marketplace. The golf shaft segment manufactures and sells steel, composite, and multi-material golf club shafts for use exclusively in the golf industry. The performance tubing segment manufactures and sells high strength, tight tolerance tubular components for bicycle, automotive and recreational sport markets. The Company

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

             NOTES TO CONDENSED FINANCIAL STATEMENTS) - (CONTINUED)


evaluates the performance of these segments based on segment sales and gross profit. The Company has no inter-segment sales.


                                                             FOR THE THREE
                                                              MONTHS ENDED
                                                              ------------
                                                           MARCH 31,   APRIL 1,
                                                             2002       2001
                                                            -------   --------
      Net sales:
        Golf shafts...................................      $28,314   $ 33,521
        Performance tubing............................        1,048        922
                                                            -------   --------
          Total.......................................      $29,362   $ 34,392
                                                            =======   ========
      Gross profit:
        Golf shafts...................................      $10,302   $ 12,681
        Performance tubing............................          296        317
                                                            -------   --------
          Total.......................................      $10,598   $ 12,998
                                                            =======   ========

         Following is a reconciliation of total reportable segment gross profit to total Company income before income taxes:

                                                            FOR THE THREE
                                                             MONTHS ENDED
                                                             ------------
                                                          MARCH 31,  APRIL 1,
                                                            2002       2001
                                                          -------   --------
      Total reportable segment gross profit...........    $10,598   $ 12,998
      Less:
        SG&A expenses.................................      3,576      4,917
        Amortization of goodwill......................         --        675
        Loss on early extinguishment of long-term debt         20         --
        Interest expense, net of interest income......      3,102      3,219
        Other expenses, net...........................          4         11
                                                          -------   --------
      Total Company income before income taxes........    $ 3,896   $  4,176
                                                          =======   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the more detailed information in our 2001 Annual Financial Statements, including the notes thereto, appearing most recently in our 2001 Annual Report on Form 10-K, filed with the SEC on April 1, 2002.

COMPANY OVERVIEW

         True Temper Sports, Inc. ("True Temper" or the "Company"), a wholly owned subsidiary of True Temper Corporation, is a leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance tubing products that offer high strength and tight tolerance tubular components to the bicycle, automotive and recreational sports markets. In calendar 2001, golf shaft sales represented 96% of total revenues, and performance tubing sales represented 4%. This sales split has remained relatively consistent during the first quarter of 2002.

RESULTS OF OPERATIONS

         The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                                           FOR THE THREE
                                                            MONTHS ENDED
                                                            ------------
                                                        MARCH 31,   APRIL 1,
                                                          2002       2001
                                                          ----       ----

      Net sales.......................................   100.0%     100.0%
      Cost of sales...................................    63.9       62.2
      Gross profit....................................    36.1       37.8
      SG&A expenses...................................    12.2       14.3
      Amortization of goodwill........................     0.0        2.0
      Loss on early extinguishment of long-term debt..     0.1        0.0
        Operating income..............................    23.8       21.5
      Interest expenses...............................    10.6        9.4
      Other expenses, net.............................     0.0        0.0
        Income before income taxes....................    13.3       12.1
      Income taxes....................................     5.2        5.4
        Net income....................................     8.1%       6.8%
      Other Information:
      EBITDA..........................................    26.8%      25.8%
      Adjusted EBITDA.................................    27.2%      26.2%

        (See definitions of EBITDA and Adjusted EBITDA contained herein.)

FIRST QUARTER ENDED MARCH 31, 2002 COMPARED TO THE FIRST QUARTER ENDED APRIL 1, 2001

         NET SALES for the first quarter of 2002 decreased $5.0 million, or 14.6%, to $29.4 million from $34.4 million in the first quarter of 2001. Golf shaft sales decreased $5.2 million, or 15.5%, to $28.3 million in the first quarter of 2002 from $33.5 million in the first quarter of 2001. This decrease was driven primarily by reduced sales of our multi-material golf shaft product line, which was introduced during the first quarter of 2001. The sales generated during the first quarter of 2001 were magnified by the initial sales to OEM's and distributors to fill the supply chain, as well as the industry-wide interest generated by the nature of this new product offering. Sales of our steel and composite golf shafts remain relatively unchanged from their first quarter 2001 levels, which is attributable to the continued domestic and worldwide economic softness, and the sluggish retail sales environment for golf equipment which began during 2001.

         Performance tubing sales increased $0.1 million, or 13.7%, to $1.0 million in the first quarter of 2002 from $0.9 million in the first quarter of 2001.

         Net sales to international customers decreased $0.5 million, or 6.8%, to $6.4 million in the first quarter of 2002 from $6.9 million in the first quarter of 2001.

         GROSS PROFIT for the first quarter of 2002 decreased $2.4 million, or 18.5%, to $10.6 million from $13.0 million in the first quarter of 2001. Gross profit as a percentage of net sales decreased to 36.1% in the first quarter of 2002 from 37.8% in the first quarter of 2001. This decrease in gross profit as a percentage of net sales was driven by several factors, including (i) the unfavorable leverage impact resulting from the decreased unit volume, (ii) higher medical insurance costs, and (iii) the negative impact from changes in the foreign currency exchange rate between the US Dollar and Japanese Yen. These factors were offset somewhat by a shift in the mix of sales to slightly higher margin products and a decrease in costs for both natural gas and electricity.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") for the first quarter of 2002 decreased $1.3 million, or 27.3%, to $3.6 million from $4.9 million in the first quarter of 2001. SG&A as a percentage of net sales decreased to 12.2% in the first quarter 2002 from 14.3% in the first quarter of 2001. This decrease occurred primarily due to the timing of promotional expenses. During 2001 we made a strategic decision to spend a large portion of our annual advertising budget into the first half of the year, in order to heavily promote the new BiMatrx shaft which was launched in January 2001. During 2002 our promotional spending will be more evenly distributed throughout the year.

         OPERATING INCOME for the first quarter of 2002 decreased by $0.4 million, or 5.5%, to $7.0 million from $7.4 million in the first quarter of 2001. Operating income as a percentage of net sales increased to 23.8% in the first quarter of 2002 from 21.5% in the first quarter of 2001. Effective January 1, 2002, we adopted FASB No. 142, Goodwill and Other Intangible Assets, which requires us, among other things, to discontinue the amortization of our goodwill. In the first quarter of 2001 goodwill amortization was $0.7 million . Excluding the effect of goodwill amortization in the first quarter 2001, operating income for the first quarter of 2002 would have decreased by $1.1 million, or 13.4% from the first quarter of 2001 and operating income as a percentage of net sales would have increased to 23.8% from 23.5%. The remainder of the change in operating income reflects the changes described above in sales, gross profit and SG&A expenses.

         INTEREST EXPENSE for the first quarter of 2002 decreased to $3.1 million from $3.2 million in the first quarter of 2001.

         INCOME TAXES for the first quarter of 2002 decreased to $1.5 million from $1.9 million in the first quarter of 2001. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes and in the first quarter of 2001 the pre-tax income added back for the non-deductible portion of goodwill amortization.

         NET INCOME for the first quarter of 2002 increased by approximately $0.1 million to $2.4 million from $2.3 million in the first quarter of 2001. This increase is reflective of the profit impact from the items described above.

         EBITDA AND ADJUSTED EBITDA are measurements used by some to gauge our operating performance. EBITDA represents operating income plus depreciation and amortization of goodwill, if applicable. Adjusted EBITDA represents EBITDA plus management service fees and the loss on early extinguishment of long-term debt. EBITDA and Adjusted EBITDA for the first quarter of 2002 and 2001 are calculated as follows:

                                                             FOR THE THREE MONTH
                                                                PERIOD ENDED
                                                                ------------
                                                            MARCH 31,  APRIL 1,
                                                              2002       2001
                                                            -------   --------
      Operating income................................      $ 7,002   $  7,406
      Plus:
        Depreciation..................................          856        803
        Amortization of goodwill......................           --        675
                                                            -------   --------
      EBITDA..........................................        7,858      8,884

      Plus:
        Management service fees.......................          125        125
        Loss on early extinguishment of long-term debt           20         --
                                                            -------   --------
      ADJUSTED EBITDA.................................      $ 8,003   $  9,009
                                                            =======   ========

         The decrease in Adjusted EBITDA of $1.0 million, or 11.2%, is reflective of the profit impact of the operating income items described above, as well as the impact of the items identified in the table above.

         The following table shows cash flow activity by source. Discussion of cash flow activity is noted in the Liquidity and Capital Resources section below.

                                                             FOR THE THREE MONTH
                                                                PERIOD ENDED
                                                                ------------
                                                             MARCH 31,  APRIL 1,
                                                               2002       2001
                                                             -------   --------
      Cash provided by operating activities...........       $ 6,721   $  4,182
      Cash used in investing activities...............          (195)      (641)
      Cash used in financing activities...............       $(1,772)  $ (1,371)

LIQUIDITY AND CAPITAL RESOURCES

  GENERAL

         We have a senior credit facility which includes a $20.0 million non-amortizing revolving credit facility, a $10.0 million term A loan due 2004, and a $27.5 million term B loan due 2005. Amounts under the revolving credit facility are available on a revolving basis commencing September 30, 1998, and ending September 30, 2004. As of March 31, 2002 the outstanding principal balance for the term A loan is $1.9 million and the outstanding principal balance for the term B loan is $14.0 million.

         In addition, we have issued $100.0 million in 10 7/8% Senior Subordinated Notes Due 2008 (the "Notes"). The Notes require cash interest payments each June 1 and December 1, beginning June 1, 1999. The Notes are redeemable by the Company, under certain circumstances and at certain redemption prices, beginning December 1, 2003.

         Both the senior credit facility and the Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit our ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The senior credit facility also requires us to maintain certain specified financial ratios and tests including minimum EBITDA levels, minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. At March 31, 2002 we were in compliance with all of the covenants for both the senior credit facility and the Notes. Furthermore, the senior credit facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of our excess cash flow.

  FIRST QUARTER ENDED MARCH 31, 2002 COMPARED TO THE FIRST QUARTER ENDED APRIL 1, 2001

         In the first three months of 2002 cash provided by operating activities increased by $2.5 million to $6.7 million from $4.2 million in 2001. This increase was driven by a decrease in cash required for working capital needs, primarily trade accounts receivable.

         We used $0.2 million of cash to invest in property, plant and equipment in the first quarter of 2002, compared to the $0.7 million spent in the first quarter of 2001.

         We repaid $0.6 million of the principal on our senior credit facility during the first quarter of 2002, compared to the $0.4 million that we repaid during the first quarter of 2001. Based upon the excess cash flow generated in 2001 as defined in the senior credit facility, we are required to make a mandatory principal prepayment of $2.4 million in the second quarter of 2002. Also in the first quarter of 2002, we repurchased $0.3 million of our Notes.

         Currently, our intention is to use existing cash and cash provided from future operations, if any, as allowed within the covenants of our senior credit facility and our Notes, to:

         -     Repay our senior credit facility, and/or

         - Repurchase Notes from existing Note holders in a non-redemptive open market repurchase program, and/or

         - Issue quarterly cash dividends to our parent company, True Temper Corporation, for its use to pay cash interest on its senior discount notes, and/or

         - To make additional investments in the business for growth or profit improvements, which may include, among other things, capital expenditures and/or business acquisitions.

         In addition to the debt service obligations for principal and interest payments created by the senior credit facility and the Notes described above, our liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. We intend to fund our current and long term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of March 31, 2002 we have the $20.0 million revolving credit facility available for future cash requirements. The maximum amount we may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the senior credit facility. Information concerning our senior credit facility is contained in the footnotes to the financial statements of our 2001 Annual Report on Form 10-K, as filed with the SEC on April 1, 2002.

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

FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by our Company. This document contains forward-looking statements, including but not limited to Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations". All statements which address operating performance, events or developments that we expect, plan, believe, hope, wish, forecast, predict, intend, or anticipate will occur in the future, and other similar meanings or phrases, are forward-looking statements within the meaning of the Act.

         The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. However, there are many risk factors, including but not limited to, the Company's substantial leverage, the Company's ability to service its debt, the general state of the economy, the Company's ability to execute its plans, fluctuations of energy prices and availability, fluctuations of raw material prices, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in our Company's forward-looking statements. Additional information concerning the Company's risk factors is contained from time to time in the Company's public filings with the SEC; and most recently in the Business Risks section of Item 1 to Part 1 of our 2001 Annual Report on Form 10-K filed with the SEC on April 1, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information concerning our market risks is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 2001 Annual Report on Form 10-K, as filed with the SEC on April 1, 2002.

         This information has been omitted from this report as there have been no material changes to our market risks as of March 31, 2002.

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

   --Not applicable--

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   --None--

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the quarter ended March 31, 2002.

ITEM 5.  OTHER INFORMATION

   --Not Applicable--

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

      10.10        Amendment No 3 to Credit Agreement dated December 4, 2001 (filed as
                   Exhibit 10.10 to the Company's Annual Report on Form 10-K, as filed with the SEC on April 1, 2002).*

   b. Reports on Form 8-K



                    No reports or Form 8-K were filed during the quarter ended March 31, 2002.


---------
*  Incorporated by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on May 13, 2002.

                                            True Temper Sports, Inc.


                                            By:  /s/   SCOTT C. HENNESSY
                                                 ------------------------------

                                            Name:  Scott C. Hennessy
                                            Title: President and Chief
                                                   Executive Officer


                                            By:  /s/   FRED H. GEYER
                                                 ------------------------------

                                            Name:  Fred H. Geyer
                                            Title: Vice President, Chief
                                                   Financial Officer, and
                                                   Treasurer