Form 10-Q
period 2002-06-30
TRUE TEMPER SPORTS INC
filed 2002-08-14
CIK 1078547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-72343

                            -------------------------

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

         As of August 14, 2002 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

                            TRUE TEMPER SPORTS, INC.

                                      INDEX

                                                                                           PAGE
                                                                                           ----
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Condensed Statements of Operations for the three and six month periods
                  ended June 30, 2002 (Unaudited) and July 1, 2001 (Unaudited)........       1

                  Condensed Balance Sheets as of June 30, 2002 (Unaudited) and
                  December 31, 2001 (Unaudited).......................................       2

                  Condensed Statements of Cash Flows for the six month periods
                  ended June 30, 2002 (Unaudited) and July 1, 2001 (Unaudited)........       3

                  Notes to Condensed Financial Statements (Unaudited).................       4

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...............................................       8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........      14

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...................................................      14

         Item 2.  Changes in Securities and Use of Proceeds...........................      14

         Item 3.  Defaults Upon Senior Securities.....................................      14

         Item 4.  Submission of Matters to a Vote of Security Holders.................      14

         Item 5.  Other Information...................................................      15

         Item 6.  Exhibits and Reports on Form 8-K....................................      15

Signatures............................................................................      17

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                         FOR THE THREE                   FOR THE SIX
                                                          MONTHS ENDED                   MONTHS ENDED
                                                      ---------------------        -----------------------
                                                      JUNE 30,       JULY 1,        JUNE 30,       JULY 1,
                                                       2002           2001           2002           2001
                                                      -------        -------        -------        -------
Net sales ....................................        $29,892        $34,552        $59,254        $68,944
Cost of sales ................................         16,907         20,310         35,671         41,704
                                                      -------        -------        -------        -------
  GROSS PROFIT ...............................         12,985         14,242         23,583         27,240

Selling, general and administrative expenses .          3,799          4,469          7,375          9,386
Amortization of goodwill .....................             --            675             --          1,350
Loss on early extinguishment of long-term debt             --             --             20             --
                                                      -------        -------        -------        -------
  OPERATING INCOME ...........................          9,186          9,098         16,188         16,504

Interest expense, net of interest income .....          3,067          3,141          6,169          6,360
Other expenses, net ..........................              4              1              8             12
                                                      -------        -------        -------        -------
  INCOME BEFORE INCOME TAXES .................          6,115          5,956         10,011         10,132

Income taxes .................................          2,374          2,536          3,894          4,390
                                                      -------        -------        -------        -------
  NET INCOME .................................        $ 3,741        $ 3,420        $ 6,117        $ 5,742
                                                      =======        =======        =======        =======


            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                      JUNE 30,        DECEMBER 31,
                                                                                          2002            2001
                                                                                      --------        --------
                           ASSETS

CURRENT ASSETS

  Cash and cash equivalents ..................................................        $ 14,389        $  8,177
  Receivables, net ...........................................................          15,205          13,459
  Inventories ................................................................          12,669          13,441
  Prepaid expenses and other current assets ..................................           1,735           1,749
                                                                                      --------        --------
      Total current assets ...................................................          43,998          36,826

Property, plant and equipment, net ...........................................          15,630          16,729
Goodwill, net ................................................................          71,506          71,506
Deferred tax assets, net .....................................................          56,558          60,356
Other assets .................................................................           3,616           3,913
                                                                                      --------        --------
      Total assets ...........................................................        $191,308        $189,330
                                                                                      ========        ========

             LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

  Current portion of long-term debt ..........................................        $  1,275        $  4,675
  Accounts payable ...........................................................           5,038           4,390
  Accrued expenses and other current liabilities .............................           5,575           4,836
                                                                                      --------        --------
      Total current liabilities ..............................................          11,888          13,901

Long-term debt less the current portion ......................................         111,422         111,829
Other liabilities ............................................................           2,357           2,297
                                                                                      --------        --------
      Total liabilities ......................................................         125,667         128,027

STOCKHOLDER'S EQUITY

  Common stock--par value $0.01 per share; authorized 1,000 shares; issued and
    outstanding 100 shares ...................................................            --              --
  Additional paid in capital .................................................          40,326          40,326
  Retained earnings ..........................................................          25,315          20,977
                                                                                      --------        --------
      Total stockholder's equity .............................................          65,641          61,303
                                                                                      --------        --------

      Total liabilities and stockholder's equity .............................        $191,308        $189,330
                                                                                      ========        ========


            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                 FOR THE SIX
                                                                                                 MONTHS ENDED
                                                                                           -------------------------
                                                                                           JUNE 30,         JULY 1,
                                                                                             2002             2001
                                                                                           --------         --------
OPERATING ACTIVITIES
  Net income ......................................................................        $  6,117         $  5,742
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .................................................           1,657            2,996
    Amortization of deferred financing costs ......................................             349              324
    Loss on disposal of property, plant and equipment .............................               9               14
    Loss on early extinguishment of long-term debt ................................              20               --
    Deferred taxes ................................................................           3,798            4,320
    Changes in operating assets and liabilities, net ..............................             498           (3,457)
                                                                                           --------         --------
      Net cash provided by operating activities ...................................          12,448            9,939

INVESTING ACTIVITIES
  Purchase of property, plant and equipment .......................................            (567)          (1,288)
  Proceeds from sales of property, plant and equipment ............................              --               12
                                                                                           --------         --------
      Net cash used in investing activities .......................................            (567)          (1,276)

FINANCING ACTIVITIES
  Principal payments on bank debt .................................................          (3,537)            (888)
  Repurchase of Senior Subordinated Notes .........................................            (282)              --
  Principal payments on capital leases ............................................             (12)             (15)
  Dividends paid ..................................................................          (1,779)          (1,780)
  Other financing activity ........................................................             (59)             (62)
                                                                                           --------         --------
      Net cash used in financing activities .......................................          (5,669)          (2,745)

Net increase in cash ..............................................................           6,212            5,918
Cash at beginning of period .......................................................           8,177            4,168
                                                                                           --------         --------
Cash at end of period .............................................................        $ 14,389         $ 10,086
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

2)     RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standard Board ("FASB") issued Statement No. 142, Goodwill and Other Intangible Assets, which requires goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the Statement. Statement 142 also requires intangible assets with estimable useful lives be amortized over the respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 131, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

       The Company adopted Statement 142 as of January 1, 2002, and has since completed the process of evaluating its goodwill balances to determine if any impairment exists. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the Company's assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then calculated the estimated fair value of each reporting unit and compared it to the carrying amount of each reporting unit.

       The Company's valuation process indicated no impairment of goodwill for its reporting units. The Company will continue to test reporting unit goodwill for potential impairment annually, in the fourth quarter of each year, or sooner if a goodwill impairment indicator is identified.

       As of the date of adoption, the Company had unamortized goodwill in the amount of $71.5 million, all of which was subject to the transition provisions of Statements 142. Amortization expense related to goodwill was approximately $1.4 million for the six month period ended July 1, 2001.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

       The following table indicates what the net income amount would have been in the prior year had amortization of goodwill not been recorded.

                                                              For the Three Months Ended
                                                  ----------------------------------------------------
                                                  June 30,
                                                    2002                     July 1, 2001
                                                  --------    ----------------------------------------
                                                                              Add Back
                                                                              Goodwill
                                                              As Reported    Amortization  As Adjusted
                                                              -----------    -----------   -----------
Income before income taxes ..................      $6,115        $5,956        $  675        $6,631
  Income taxes ..............................       2,374         2,536            23         2,559
                                                   ------        ------        ------        ------
Net Income ..................................      $3,741        $3,420        $  652        $4,072
                                                   ======        ======        ======        ======


                                                              For the Three Months Ended
                                                  ----------------------------------------------------
                                                  June 30,
                                                    2002                     July 1, 2001
                                                  --------    ----------------------------------------
                                                                              Add Back
                                                                              Goodwill
                                                              As Reported    Amortization  As Adjusted
                                                              -----------    -----------   -----------
Income before income taxes ................       $10,011       $10,132       $ 1,350       $11,482
  Income taxes ............................         3,894         4,390            45         4,435
                                                   ------        ------        ------        ------
Net Income ................................       $ 6,117       $ 5,742       $ 1,305       $ 7,047
                                                   ======        ======        ======        ======

       In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which will affect income statement classification of gains and losses from extinguishment of debt. Statement 145 considers extinguishment of debt a risk management strategy by the reporting entity and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB 30.

       Statement 145 is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company elected to adopt Statement 145 as of January 1, 2002, and as such its loss on the early extinguishment of debt in 2002 was recorded as a component of operating income. The Company did not extinguish debt in the first six months of 2001.

       In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires all companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities after December 31, 2002. The impact of adopting SFAS No. 146 is not expected to be material.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

3)     INVENTORIES

                       JUNE 30,      DECEMBER 31,
                        2002           2001
                       -------        -------
Raw materials .        $ 1,399        $ 1,558
Work in process          2,165          2,124
Finished goods           9,105          9,759
                       -------        -------
Total .........        $12,669        $13,441
                       =======        =======



4)     RELATED PARTY TRANSACTIONS

       In 1998, True Temper entered into a management services agreement with Cornerstone Equity Investors, LLC ("Cornerstone"). Cornerstone is a related party through its indirect management and ownership interest in True Temper Corporation.

       In accordance with this agreement, Cornerstone has agreed to provide:

       (1)    general management services;

       (2) assistance with the identification, negotiation and analysis of acquisitions and dispositions;

       (3) assistance with the negotiation and analysis of financing alternatives; and

       (4)    other services agreed upon by True Temper Corporation.

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

       The management services agreement has an initial term of five years, subject to automatic one-year extensions unless True Temper or Cornerstone provide written notice of termination. The annual advisory fee of $0.5 million is an obligation of the Company and is subordinated to the 10 7/8% Senior Subordinated Notes due 2008 and the senior credit facility.

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

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


                                      FOR THE THREE                  FOR THE SIX
                                       MONTHS ENDED                  MONTHS ENDED
                                  ----------------------        ----------------------
                                  JUNE 30,       JULY 1,        JUNE 30,       JULY 1,
                                    2002          2001           2002           2001
                                  -------        -------        -------        -------
      Net sales:
        Golf shafts ......        $28,693        $33,355        $57,007        $66,825
        Performance tubing          1,199          1,197          2,247          2,119
                                  -------        -------        -------        -------
          Total ..........        $29,892        $34,552        $59,254        $68,944
                                  =======        =======        =======        =======
      Gross profit:
        Golf shafts ......        $12,654        $13,892        $22,956        $26,573
        Performance tubing            331            350            627            667
                                  -------        -------        -------        -------
          Total ..........        $12,985        $14,242        $23,583        $27,240
                                  =======        =======        =======        =======

       Following is a reconciliation of total reportable segment gross profit to total Company income before income taxes:

                                                      FOR THE THREE                  FOR THE SIX
                                                       MONTHS ENDED                  MONTHS ENDED
                                                  ----------------------        ----------------------
                                                  JUNE 30,       JULY 1,        JUNE 30,        JULY 1,
                                                    2002          2001            2002           2001
                                                  -------        -------        -------        -------
Total reportable segment gross profit ....        $12,985        $14,242        $23,583        $27,240
Less:
  Selling, general & administrative expenses       3,799          4,469          7,375          9,386
  Amortization of goodwill ...............           --              675           --            1,350
  Loss on early extinguishment of
    long-term debt .......................           --             --               20           --
  Interest expense, net of interest income          3,067          3,141          6,169          6,360
  Other expenses, net ....................              4              1              8             12
                                                  -------        -------        -------        -------
Total Company income before income taxes .        $ 6,115        $ 5,956        $10,011        $10,132
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

COMPANY OVERVIEW

         True Temper Sports, Inc. ("True Temper" or the "Company"), a wholly owned subsidiary of True Temper Corporation, is a leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance tubing products that offer high strength and tight tolerance tubular components to the bicycle, automotive and recreational sports markets. In calendar 2001, golf shaft sales represented 96% of total revenues, and performance tubing sales represented 4%. This sales split has remained relatively consistent during the first half of 2002.

RESULTS OF OPERATIONS

         The following table sets forth the components of net income as a percentage of net sales for the periods indicated:


                                              FOR THE THREE               FOR THE SIX
                                              MONTHS ENDED                MONTHS ENDED
                                              ------------                ------------
                                         JUNE 30,     JULY 1,       JUNE 30,       JULY 1,
                                          2002          2001          2002          2001
                                          ----          ----          ----          ----
Net sales .....................          100.0%        100.0%        100.0%        100.0%
Cost of sales .................           56.6          58.8          60.2          60.5
Gross profit ..................           43.4          41.2          39.8          39.5
SG&A expenses .................           12.7          12.9          12.4          13.6
Amortization of goodwill ......            0.0           2.0           0.0           2.0
Loss on early extinguishment of
     long-term debt ...........            0.0           0.0           0.0           0.0
   Operating income ...........           30.7          26.3          27.3          23.9
Interest expenses .............           10.3           9.1          10.4           9.2
Other expenses, net ...........            0.0           0.0           0.0           0.0
   Income before income taxes .           20.5          17.2          16.9          14.7
Income taxes ..................            7.9           7.3           6.6           6.4
   Net income .................           12.5%          9.9%         10.3%          8.3%
Other Information:
EBITDA ........................           33.4%         30.7%         30.1%         28.3%
Adjusted EBITDA ...............           33.8%         31.1%         30.6%         28.6%

        (See definitions of EBITDA and Adjusted EBITDA contained herein.)

SECOND QUARTER ENDED JUNE 30, 2002 COMPARED TO THE SECOND QUARTER ENDED JULY 1, 2001

         NET SALES for the second quarter of 2002 decreased $4.7 million, or 13.5%, to $29.9 million from $34.6 million in the second quarter of 2001. Golf shaft sales decreased $4.7 million, or 14.0%, to $28.7 million in the second quarter of 2002 from $33.4 million in the second quarter of 2001. This decrease was driven primarily by reduced sales of our multi-material golf shaft product line, which was introduced during the first quarter of 2001. The sales generated during the first and second quarters of 2001 for this product line were magnified by the initial sales to OEM's and distributors to fill the supply chain, as well as the industry-wide interest generated by the nature of this new product offering. The decline in sales of multi-material golf shafts and other shafts was partially offset by the increase in sales of premium grade steel shafts which have strengthened with the introduction of new lighter weight steel products and the incremental volume from new customers entering the golf club market. Sales of our premium grade steel golf shafts increased over 30% between comparable quarters.

         Performance tubing sales in the second quarter of 2002 were flat as compared to the second quarter of 2001.

         Net sales to international customers increased $1.5 million, or 25.6%, to $7.3 million in the second quarter of 2002 from $5.8 million in the second quarter of 2001. Most of this growth was generated from increased sales volume to Asia and Japan for new premium grade lightweight steel golf shafts. In addition we recognized modest improvements from favorable changes to foreign currency exchange rates in the second quarter of 2002.

         GROSS PROFIT for the second quarter of 2002 decreased approximately $1.3 million, or 8.8%, to $13.0 million from $14.2 million in the second quarter of 2001. Gross profit as a percentage of net sales increased to 43.4% in the second quarter of 2002 from 41.2% in the second quarter of 2001. This increase in gross profit as a percentage of net sales was driven by several factors, including a favorable shift in the mix of sales to higher margin products, the positive impact from changes in foreign currency exchange rates between the US dollar and other currencies and decreases in the cost of natural gas. These favorable factors were somewhat offset by increased costs for medical insurance and other inflation factors.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") for the second quarter of 2002 decreased $0.7 million, or 15.0%, to $3.8 million from $4.5 million in the second quarter of 2001. SG&A as a percentage of net sales decreased to 12.7% in the second quarter of 2002 from 12.9% in the second quarter of 2001. During 2001 we made a strategic decision to increase our promotional advertising and spend a large portion of our annual advertising budget in the first half of the year in order to heavily promote the new BiMatrx shaft which was launched in January 2001. During 2002 our promotional spending has been reduced in total and the spending is more evenly distributed throughout the year.

         OPERATING INCOME for the second quarter of 2002 increased by $0.1 million, or 1.0%, to $9.2 million from $9.1 million in the second quarter of 2001. Operating income as a percentage of net sales increased to 30.7% in the second quarter of 2002 from 26.3% in the second quarter of 2001. Effective January 1, 2002, we adopted FASB No. 142, Goodwill and Other Intangible Assets, which requires us, among other things, to discontinue the amortization of our goodwill. In the second quarter of 2001 goodwill amortization was $0.7 million. Excluding the effect of goodwill amortization in the second quarter 2001, operating income for the second quarter of 2002 would have decreased by $0.6 million, or 6.0% from the second quarter of 2001 and operating income as a percentage of net sales would have increased to 30.7% from 28.3%. The remainder of the change in operating income reflects the changes described above in sales, gross profit and SG&A expenses.

         INTEREST EXPENSE for the second quarter of 2002 remained relatively flat compared to the second quarter of 2001 at $3.1 million.

         INCOME TAXES for the second quarter of 2002 decreased to $2.4 million from $2.5 million in the second quarter of 2001. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes and in the second quarter of 2001 the pre-tax income added back for the non-deductible portion of goodwill amortization.

         NET INCOME for the second quarter of 2002 increased by $0.3 million to $3.7 million from $3.4 million in the second quarter of 2001. This increase is reflective of the profit impact from the items described above.

         EBITDA AND ADJUSTED EBITDA are measurements used by some to gauge our operating performance. EBITDA represents operating income plus depreciation and amortization of goodwill, if applicable. Adjusted EBITDA represents EBITDA plus management service fees.

         EBITDA and Adjusted EBITDA should not be considered as an alternative to net income or any other GAAP measurement of performance, as a sole indicator of operating performance, or an alternative to cash flow from operating, investing and financing activities as a measure of liquidity.

         EBITDA and Adjusted EBITDA for the second quarter of 2002 and 2001 are calculated as follows:

                                     FOR THE THREE MONTH
                                        PERIOD ENDED
                                        ------------
                                   JUNE 30,        JULY 1,
                                     2002            2001
                                     ----            ----
Operating income ..........        $ 9,186        $ 9,098
Plus:
   Depreciation ...........            801            843
   Amortization of goodwill             --            675
                                   -------        -------
EBITDA ....................          9,987         10,616

Plus:
   Management service fees             125            125
                                   -------        -------
ADJUSTED EBITDA ...........        $10,112        $10,741
                                   =======        =======

         The decrease in Adjusted EBITDA of $0.6 million, or 5.8%, is reflective of the profit impact of the operating income items described above, as well as the impact of the items identified in the table above.

SIX MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTH PERIOD ENDED JULY 1, 2001

         NET SALES for the first six months of 2002 decreased approximately $9.7 million, or 14.1%, to $59.3 million from $68.9 million in the first six months of 2001. Golf shaft sales decreased $9.8 million, or 14.7%, to $57.0 million in the first six months of 2002 from $66.8 million in the first six months of 2001. This decrease was driven primarily by reduced sales of our multi-material golf shaft product line, which was introduced during the first quarter of 2001. The sales generated during the first six months of 2001 were magnified by the initial sales to OEM's and distributors to fill the supply chain, as well as the industry-wide interest generated by the nature of this new product offering. The decline in sales of multi-material golf shafts and other shafts was partially offset by the increase in sales of premium grade steel shafts which have strengthened with the introduction of new lighter weight steel products and the incremental volume from new customers entering the golf club market.

         Performance tubing sales increased $0.1 million, or 6.0%, to $2.2 million in the first six months of 2002 from $2.1 million in the first six months of 2001.

         Net sales to international customers increased $1.0 million, or 8.1%, to $13.7 million in the first six months of 2002 from $12.7 million in the first six months of 2001. Most of this growth was generated from increased sales volume to Japan for new premium grade lightweight steel golf shafts. However, despite foreign currency exchange rates improving during the second quarter, the negative impact from a weaker Japanese Yen in the first quarter of this year generated a modest negative impact on our yen sales to somewhat offset the increase in volume.

         GROSS PROFIT for the first six months of 2002 decreased approximately $3.7 million, or 13.4%, to $23.6 million from $27.2 million in the first six months of 2001. Gross profit as a percentage of net sales increased to 39.8% in the first six months of 2002 from 39.5% in the first six months of 2001. This increase in gross profit as a percentage of net sales was driven by several factors, including a favorable shift in the mix of sales to higher margin products, and decreases in the cost of natural gas. These favorable factors were somewhat offset by increased costs for medical insurance, the cumulative year to date negative impact from changes in the foreign currency exchange rate between the US Dollar and Japanese Yen, and other inflation factors.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") for the first six months of 2002 decreased $2.0 million, or 21.4%, to $7.4 million from $9.4 million in the first six months of 2001. SG&A as a percentage of net sales decreased to 12.4% in the first six months 2002 from 13.6% in the first six months of 2001. During 2001 we made a strategic decision to increase our promotional advertising and spend a large portion of our annual advertising budget in the first half of the year in order to heavily promote the new BiMatrx shaft which was launched in January 2001. During 2002 our promotional spending has been reduced in total and the spending is more evenly distributed throughout the year.

         OPERATING INCOME for the first six months of 2002 decreased by $0.3 million, or 1.9%, to $16.2 million from $16.5 million in the first six months of 2001. Operating income as a percentage of net sales increased to 27.3% in the first six months of 2002 from 23.9% in the first six months of 2001. Effective January 1, 2002, we adopted FASB No. 142, Goodwill and Other Intangible Assets, which requires us, among other things, to discontinue the amortization of our goodwill. In the first six months of 2001 goodwill amortization was $1.4 million .. Excluding the effect of goodwill amortization in the first six months 2001, operating income for the first six months of 2002 would have decreased by $1.7 million, or 9.3% from the first six months of 2001 and operating income as a percentage of net sales would have increased to 27.3% from 25.9%. The remainder of the change in operating income reflects the changes described above in sales, gross profit and SG&A expenses.

         INTEREST EXPENSE for the first six months of 2002 decreased to $6.2 million from $6.4 million in the first six months of 2001.

         INCOME TAXES for the first six months of 2002 decreased to $3.9 million from $4.4 million in the first six months of 2001. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes and in the first six months of 2001 the pre-tax income added back for the non-deductible portion of goodwill amortization.

         NET INCOME for the first six months of 2002 increased by $0.4 million to $6.1 million from $5.7 million in the first six months of 2001. This increase is reflective of the profit impact from the items described above.

         EBITDA AND ADJUSTED EBITDA are measurements used by some to gauge our operating performance. EBITDA represents operating income plus depreciation and amortization of goodwill, if applicable. Adjusted EBITDA represents EBITDA plus management service fees and the loss on early extinguishment of long-term debt.

         EBITDA and Adjusted EBITDA should not be considered as an alternative to net income or any other GAAP measurement of performance, as a sole indicator of operating performance, or an alternative to cash flow from operating, investing and financing activities as a measure of liquidity.



             EBITDA and Adjusted EBITDA for the first six months of
                    2002 and 2001 are calculated as follows:

                                                           FOR THE SIX MONTH
                                                              PERIOD ENDED
                                                              ------------
                                                        JUNE 30,        JULY 1,
                                                          2002            2001
                                                          ----            ----
Operating income ................................        $16,188        $16,504
Plus:
   Depreciation .................................          1,657          1,646
   Amortization of goodwill .....................             --          1,350
                                                         -------        -------
EBITDA ..........................................         17,845         19,500

Plus:
   Management service fees ......................            250            250
   Loss on early extinguishment of long-term debt             20             --
                                                         -------        -------
ADJUSTED EBITDA .................................        $18,115        $19,750
                                                         =======        =======

         The decrease in Adjusted EBITDA of $1.6 million, or 8.3%, is reflective of the profit impact of the operating income items described above, as well as the impact of the items identified in the table above.

         The following table shows cash flow activity by source. Discussion of cash flow activity is noted in the Liquidity and Capital Resources section below.

                                                     FOR THE SIX MONTH
                                                        PERIOD ENDED
                                                        ------------
                                                  JUNE 30,         JULY 1,
                                                    2002             2001
                                                    ----             ----

Net cash provided by operating activities        $ 12,448         $  9,939
Net cash used in investing activities ...            (567)          (1,276)
Net cash used in financing activities ...        $ (5,669)        $ (2,745)

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         We have a senior credit facility which includes a $20.0 million non-amortizing revolving credit facility, a $10.0 million term A loan due 2004, and a $27.5 million term B loan due 2005. Amounts under the revolving credit facility are available on a revolving basis commencing September 30, 1998, and ending September 30, 2004. As of June 30, 2002 the outstanding principal balance for the term A loan is $1.0 million and the outstanding principal balance for the term B loan is $12.0 million.

         In addition, we have issued $100.0 million in 10 7/8% Senior Subordinated Notes Due 2008 (the "Notes"). The Notes require cash interest payments each June 1 and December 1, beginning June 1, 1999. The Notes are redeemable by the Company, under certain circumstances and at certain redemption prices, beginning December 1, 2003. In 2001 the Company initiated a program to buy back some of the outstanding Notes in an open market non-redemptive repurchase program. As of June 30, 2002 the outstanding principal amount of Notes owed to third party investors was $99.7 million.

         Both the senior credit facility and the Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit our ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The senior credit facility also requires us to maintain certain specified financial ratios and tests including minimum EBITDA levels, minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. At June 30, 2002 we were in compliance with all of the covenants for both the senior credit facility and the Notes. Furthermore, the senior credit facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of our Excess Cash Flow, which is defined in the senior credit facility.

SIX MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTH PERIOD ENDED JULY 1, 2001

         In the first six months of 2002 cash provided by operating activities increased by $2.5 million to $12.4 million from $9.9 million in 2001. This increase was driven by a decrease in cash required for working capital needs, primarily resulting from a reduction in the relative investment in trade accounts receivable between comparative periods.

         We used $0.6 million of cash to invest in property, plant and equipment in the first half of 2002, compared to the $1.3 million spent in the first half of 2001.

         We repaid $3.5 million of the principal on our senior credit facility during the first six months of 2002, compared to the $0.9 million that we repaid during the first six months of 2001. The $3.5 million in principal payments included $1.1 million of scheduled principal payments plus a $2.4 million mandatory principal prepayment based upon the Excess Cash Flow generated in 2001. Also in the first quarter of 2002, we repurchased $0.3 million of our Notes.


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

         In addition to the debt service obligations for principal and interest payments created by the senior credit facility and the Notes described above, our liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. We intend to fund our current and long term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of June 30, 2002 we have the $20.0 million revolving credit facility available for future cash requirements. The maximum amount we may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the senior credit facility. Information concerning our senior credit facility is contained in the footnotes to the financial statements of our 2001 Annual Report on Form 10-K, as filed with the SEC on April 1, 2002.

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

         This information has been omitted from this report as there have been no material changes to our market risks as of June 30, 2002.

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

     --Not applicable--

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

     --None--

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended June 30, 2002.

ITEM 5.      OTHER INFORMATION

     --Not Applicable--

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

         2.1 Reorganization, Recapitalization and Stock Purchase Agreement dated as of June 29, 1998 by and between The Black & Decker Corporation, True Temper Sports, Inc. and TTSI LLC ("Recapitalization Agreement") (filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-72343), as filed with the Securities and Exchange Commission (the "SEC") on February 13, 1999 (the "Form S-4")).*

         2.2 Amendment No. 1 to Recapitalization Agreement dated August 1, 1998 (filed as exhibit 2.2 to Form S-4).*

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

         10.7 Shareholder's Agreement dated as of September 30, 1998 (filed as Exhibit 10.7 to the Company's 1999 Annual Report on Form 10-K, as filed with the SEC on March 30, 2000).*

         10.8 Amended and Restated Management Services Agreement dated March 27, 2000 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2000, as filed with the SEC on May 16, 2000).*

         10.9 Amendment No. 2 to Credit Agreement dated November 17, 2000 (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K, as filed with the SEC on March 28, 2001).*

         10.10 Amendment No 3 to Credit Agreement dated December 4, 2001 (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K, as filed with the SEC on April 1, 2002).*

         99.1 Statement, dated August 14, 2002, of Scott C. Hennessy, Chief Executive Officer.

         99.2 Statement, dated August 14, 2002, of Fred H. Geyer, Chief Financial Officer.

     b.  Reports on Form 8-K

                  No reports or Form 8-K were filed during the quarter ended June 30, 2002.

------------------

*  Incorporated by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on August 14, 2002.

                                 True Temper Sports, Inc.


                                 By:/s/      SCOTT C. HENNESSY
                                    ----------------------------------

                                 Name:    Scott C. Hennessy
                                 Title:   President and Chief Executive Officer


                                 By:/s/      FRED H. GEYER
                                    ----------------------------------

                                 Name:    Fred H. Geyer
                                 Title:   Senior Vice President, Chief Financial
                                          Officer, and Treasurer