Form 10-Q
period 2002-09-29
TRUE TEMPER SPORTS INC
filed 2002-11-13
CIK 1078547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2002

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

            As of November 13, 2002 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

                            TRUE TEMPER SPORTS, INC.

                                      INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Statements of Operations for the three and nine month periods ended
                 September 29, 2002 (Unaudited) and September 30, 2001 (Unaudited)............      1

                 Condensed Balance Sheets as of September 29, 2002 (Unaudited) and
                 December 31, 2001 (Unaudited)................................................      2

                 Condensed Statements of Cash Flows for the nine month periods ended
                 September 29, 2002 (Unaudited) and September 30, 2001 (Unaudited)............      3

                 Notes to Condensed Financial Statements (Unaudited)..........................      4

         Item 2. Management's Discussion and Analysis of Financial Condition and Results
                 of Operations................................................................      8

         Item 3. Quantitative and Qualitative Disclosures About Market Risk...................     14

         Item 4  Controls and Procedures .....................................................     14

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................................     15

         Item 2. Changes in Securities and Use of Proceeds....................................     15

         Item 3. Defaults Upon Senior Securities..............................................     15

         Item 4. Submission of Matters to a Vote of Security Holders..........................     15

         Item 5. Other Information............................................................     15

         Item 6. Exhibits and Reports on Form 8-K.............................................     15

Signatures....................................................................................     17

Certifications................................................................................     18

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                          FOR THE THREE                   FOR THE NINE
                                                           MONTHS ENDED                   MONTHS ENDED
                                                   ----------------------------   ----------------------------
                                                   SEPTEMBER 29,  SEPTEMBER 30,   SEPTEMBER 29,  SEPTEMBER 30,
                                                       2002           2001            2002           2001
                                                   -------------  -------------   -------------  -------------
Net sales ....................................       $ 22,010       $ 20,012        $ 81,264       $ 88,956
Cost of sales ................................         13,305         12,249          48,976         53,953
                                                     --------       --------        --------       --------
   GROSS PROFIT ..............................          8,705          7,763          32,288         35,003

Selling, general and administrative expenses .          3,282          2,989          10,657         12,375
Amortization of goodwill .....................           --              675            --            2,025
Loss on early extinguishment of long-term debt           --             --                20           --
                                                     --------       --------        --------       --------
   OPERATING INCOME ..........................          5,423          4,099          21,611         20,603

Interest expense, net of interest income .....          2,978          3,178           9,147          9,538
Other expenses (income), net .................              2            (11)             10              1
                                                     --------       --------        --------       --------
   INCOME BEFORE INCOME TAXES ................          2,443            932          12,454         11,064

Income taxes .................................            990            651           4,884          5,041
                                                     --------       --------        --------       --------
   NET INCOME ................................       $  1,453       $    281        $  7,570       $  6,023
                                                     ========       ========        ========       ========



            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                          SEPTEMBER 29,          DECEMBER 31,
                                                                                               2002                  2001
                                                                                          -------------          ------------
                                         ASSETS

CURRENT ASSETS

   Cash and cash equivalents ..................................................              $ 18,985              $  8,177
   Receivables, net ...........................................................                13,066                13,459
   Inventories ................................................................                14,387                13,441
   Prepaid expenses and other current assets ..................................                 1,610                 1,749
                                                                                             --------              --------
        Total current assets ..................................................                48,048                36,826

Property, plant and equipment, net ............................................                15,134                16,729
Goodwill, net .................................................................                71,506                71,506
Deferred tax assets, net ......................................................                55,634                60,356
Other assets ..................................................................                 3,469                 3,913
                                                                                             --------              --------
        Total assets ..........................................................              $193,791              $189,330
                                                                                             ========              ========

                           LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

   Current portion of long-term debt ..........................................              $  1,275              $  4,675
   Accounts payable ...........................................................                 3,705                 4,390
   Accrued expenses and other current liabilities .............................                 8,769                 4,836
                                                                                             --------              --------
        Total current liabilities .............................................                13,749                13,901

Long-term debt less the current portion .......................................               111,422               111,829
Other liabilities .............................................................                 2,431                 2,297
                                                                                             --------              --------
        Total liabilities .....................................................               127,602               128,027

STOCKHOLDER'S EQUITY

   Common stock--par value $0.01 per share; authorized 1,000 shares; issued and
      outstanding 100 shares ..................................................                  --                    --
   Additional paid in capital .................................................                40,326                40,326
   Retained earnings ..........................................................                25,863                20,977
                                                                                             --------              --------
        Total stockholder's equity ............................................                66,189                61,303
                                                                                             --------              --------

        Total liabilities and stockholder's equity ............................              $193,791              $189,330
                                                                                             ========              ========


            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                           FOR THE NINE
                                                                                                           MONTHS ENDED
                                                                                               ------------------------------------
                                                                                               SEPTEMBER 29,          SEPTEMBER 30,
                                                                                                    2002                   2001
                                                                                               -------------          -------------
OPERATING ACTIVITIES
   Net income ......................................................................              $  7,570               $  6,023
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................................                 2,478                  4,478
      Amortization of deferred financing costs .....................................                   523                    486
      Loss on disposal of property, plant and equipment ............................                     9                      3
      Loss on early extinguishment of long-term debt ...............................                    20                   --
      Deferred taxes ...............................................................                 4,722                  4,913
      Changes in operating assets and liabilities, net .............................                 2,990                 (2,331)
                                                                                                  --------               --------
        Net cash provided by operating activities ..................................                18,312                 13,572

INVESTING ACTIVITIES
   Purchase of property, plant and equipment .......................................                  (892)                (1,809)
   Proceeds from sales of property, plant and equipment ............................                  --                       24
                                                                                                  --------               --------
        Net cash used in investing activities ......................................                  (892)                (1,785)

FINANCING ACTIVITIES
   Principal payments on bank debt .................................................                (3,537)                (1,332)
   Repurchase of Senior Subordinated Notes .........................................                  (282)                  --
   Principal payments on capital leases ............................................                   (18)                   (19)
   Dividends paid ..................................................................                (2,684)                (2,684)
   Other financing activity ........................................................                   (91)                  (107)
                                                                                                  --------               --------
        Net cash used in financing activities ......................................                (6,612)                (4,142)

Net increase in cash ...............................................................                10,808                  7,645
Cash at beginning of period ........................................................                 8,177                  4,168
                                                                                                  --------               --------
Cash at end of period ..............................................................              $ 18,985               $ 11,813
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

      As of the date of adoption, the Company had unamortized goodwill in the amount of $71.5 million, all of which was subject to the transition provisions of Statements 142. Amortization expense related to goodwill was approximately $2.0 million for the nine month period ended September 30, 2001.

      The following table indicates what the net income amount would have been in the prior year had amortization of goodwill not been recorded.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                                               For the Three Months Ended
                                ---------------------------------------------------------
                                September 29,
                                    2002                   September 30, 2001
                                -------------  ------------------------------------------
                                                                Add Back
                                                                Goodwill
                                               As Reported    Amortization    As Adjusted
                                               -----------    ------------    -----------

Income before income taxes         $2,443         $  932         $  675         $1,607
   Income taxes ..........            990            651             23            674
                                   ------         ------         ------         ------
Net Income ...............         $1,453         $  281         $  652         $  933
                                   ======         ======         ======         ======


                                               For the Nine Months Ended
                                ---------------------------------------------------------
                                September 29,
                                    2002                   September 30, 2001
                                -------------  ------------------------------------------
                                                                Add Back
                                                                Goodwill
                                               As Reported    Amortization    As Adjusted
                                               -----------    ------------    -----------
Income before income taxes         $12,454         $11,064         $ 2,025         $13,089
   Income taxes ..........           4,884           5,041              68           5,109
                                   -------         -------         -------         -------
Net Income ...............         $ 7,570         $ 6,023         $ 1,957         $ 7,980
                                   =======         =======         =======         =======

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

      Statement 145 is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company elected to adopt Statement 145 as of January 1, 2002, and as such its loss on the early extinguishment of debt in 2002 was recorded as a component of operating income. The Company did not extinguish debt in the first nine months of 2001.

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

3) INVENTORIES

                              SEPTEMBER 29,   DECEMBER 31,
                                   2002            2001
                              -------------   ------------
Raw materials ..........         $ 1,446         $ 1,558
Work in process ........           2,191           2,124
Finished goods .........          10,750           9,759
                                 -------         -------
Total ..................         $14,387         $13,441
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

                                   FOR THE THREE                   FOR THE NINE
                                   MONTHS ENDED                    MONTHS ENDED
                           -----------------------------   -----------------------------
                           SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
                                2002            2001            2002            2001
                           -------------   -------------   -------------   -------------
Net sales:
   Golf shafts ......         $21,046         $19,215         $78,053         $86,040
   Performance tubing             964             797           3,211           2,916
                              -------         -------         -------         -------
      Total .........         $22,010         $20,012         $81,264         $88,956
                              =======         =======         =======         =======
Gross profit:
   Golf shafts ......         $ 8,502         $ 7,515         $31,458         $34,088
   Performance tubing             203             248             830             915
                              -------         -------         -------         -------
      Total .........         $ 8,705         $ 7,763         $32,288         $35,003
                              =======         =======         =======         =======

                           TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

      Following is a reconciliation of total reportable segment gross profit to total Company income before income taxes:

                                                           FOR THE THREE                    FOR THE NINE
                                                           MONTHS ENDED                     MONTHS ENDED
                                                   -----------------------------    -----------------------------
                                                   SEPTEMBER 29,   SEPTEMBER 30,    SEPTEMBER 29,   SEPTEMBER 30,
                                                        2002            2001             2002            2001
                                                   -------------   -------------    -------------   -------------
Total reportable segment gross profit .......         $ 8,705         $ 7,763          $32,288         $35,003
Less:
   Selling, general & administrative expenses           3,282           2,989           10,657          12,375

   Amortization of goodwill .................            --               675             --             2,025
   Loss on early extinguishment of
      long-term debt ........................            --              --                 20            --
   Interest expense, net of interest income .           2,978           3,178            9,147           9,538

   Other expenses, net ......................               2             (11)              10               1
                                                      -------         -------          -------         -------
Total Company income before income taxes ....         $ 2,443         $   932          $12,454         $11,064
                                                      =======         =======          =======         =======

6) SUBSEQUENT EVENT

      During October of 2002 True Temper made a voluntary repayment of $12.4 million to eliminate the outstanding principal balance of both the term A and term B loans under the senior credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the more detailed information in our 2001 Annual Financial Statements, including the notes thereto, appearing most recently in our 2001 Annual Report on Form 10-K, filed with the SEC on April 1, 2002.

COMPANY OVERVIEW

      True Temper Sports, Inc. ("True Temper" or the "Company"), a wholly owned subsidiary of True Temper Corporation, is a leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance tubing products that offer high strength and tight tolerance tubular components to the bicycle, automotive and recreational sports markets. In calendar 2001, golf shaft sales represented 96% of total revenues, and performance tubing sales represented 4%. This sales split has remained relatively consistent during the first nine months of 2002.

RESULTS OF OPERATIONS

      The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                                         FOR THE THREE                    FOR THE NINE
                                                         MONTHS ENDED                     MONTHS ENDED
                                                 -----------------------------    -----------------------------
                                                 SEPTEMBER 29,   SEPTEMBER 30,    SEPTEMBER 29,   SEPTEMBER 30,
                                                     2002            2001             2002            2001
                                                 -------------   -------------    -------------   -------------
   Net sales..................................      100.0%          100.0%           100.0%          100.0%
   Cost of sales..............................       60.4            61.2             60.3            60.7
   Gross profit...............................       39.6            38.8             39.7            39.3
   SG&A expenses..............................       14.9            14.9             13.1            13.9
   Amortization of goodwill...................        0.0             3.4              0.0             2.3
   Loss on early extinguishment of
        long-term debt........................        0.0             0.0              0.0             0.0
      Operating income........................       24.6            20.5             26.6            23.2
   Interest expenses..........................       13.5            15.9             11.3            10.7
   Other expenses, net........................        0.0            -0.1              0.0             0.0
      Income before income taxes..............       11.1             4.7             15.3            12.4
   Income taxes...............................        4.5             3.3              6.0             5.7
      Net income..............................        6.6%            1.4%             9.3%            6.8%
   Other Information:
   EBITDA.....................................       28.4%           27.9%            29.6%           28.2%
   Adjusted EBITDA............................       28.9%           28.5%            30.1%           28.6%

        (See definitions of EBITDA and Adjusted EBITDA contained herein.)

THIRD QUARTER ENDED SEPTEMBER 29, 2002 COMPARED TO THE THIRD QUARTER ENDED SEPTEMBER 30, 2001

      NET SALES for the third quarter of 2002 increased $2.0 million, or 10.0%, to $22.0 million from $20.0 million in the third quarter of 2001. Golf shaft sales increased $1.8 million, or 9.5%, to $21.0 million in the third quarter of 2002 from $19.2 million in the third quarter of 2001. This increase was driven primarily by increased unit sales volume in premium grade steel shafts which have strengthened with the introduction of new lighter weight steel products and a pre-build at various golf club manufacturers for their late 2002 / early 2003 product launches.

      Performance tubing sales increased $0.2 million, or 21.0%, to $1.0 million in the third quarter of 2002 from $0.8 million in the third quarter of 2001.

      Net sales to international customers increased approximately $3.3 million, or 73.4%, to $7.7 million in the third quarter of 2002 from $4.5 million in the third quarter of 2001. This increase was driven primarily by increased unit sales volume in premium grade steel shafts which have strengthened with the introduction of new lighter weight steel products and a pre-build at various golf club manufacturers for their late 2002 / early 2003 product launches. In addition export sales have grown with the continued shift of golf club assembly operations to Southeast Asia. Lastly, we recognized modest improvements from favorable changes in foreign currency exchange rates in the third quarter of 2002.

      GROSS PROFIT for the third quarter of 2002 increased $0.9 million, or 12.1%, to $8.7 million from $7.8 million in the third quarter of 2001. Gross profit as a percentage of net sales increased to 39.6% in the third quarter of 2002 from 38.8% in the third quarter of 2001. This increase in gross profit as a percentage of net sales was driven by several factors, including a favorable shift in the mix of sales to higher margin products, the positive impact from changes in foreign currency exchange rates between the US dollar and other currencies and decreases in the cost of natural gas. These favorable factors were somewhat offset by increased costs for medical insurance and other inflation factors.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") for the third quarter of 2002 increased $0.3 million, or 9.8%, to $3.3 million from $3.0 million in the third quarter of 2001. SG&A as a percentage of net sales in the third quarter of 2002 remained flat when compared to the third quarter of 2001. The increase in SG&A spending was driven primarily by increased hiring and relocation expenses incurred during the third quarter of 2002, and the timing of expenses recorded for management incentive programs.

      OPERATING INCOME for the third quarter of 2002 increased by $1.3 million, or 32.3%, to $5.4 million from $4.1 million in the third quarter of 2001. Operating income as a percentage of net sales increased to 24.6% in the third quarter of 2002 from 20.5% in the third quarter of 2001. Effective January 1, 2002, we adopted FASB No. 142, Goodwill and Other Intangible Assets, which requires us, among other things, to discontinue the amortization of our goodwill. In the third quarter of 2001 goodwill amortization was $0.7 million. Excluding the effect of goodwill amortization in the third quarter 2001, operating income for the third quarter of 2002 would have increased by $0.6 million, or 13.6% from the third quarter of 2001 and operating income as a percentage of net sales would have increased to 24.6% from 23.9%. The remainder of the change in operating income reflects the changes described above in sales, gross profit and SG&A expenses.

      INTEREST EXPENSE for the third quarter of 2002 decreased to $3.0 million from $3.2 million in the third quarter of 2001.

      INCOME TAXES for the third quarter of 2002 increased to $1.0 million from $0.7 million in the third quarter of 2001. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes and in the third quarter of 2001 the pre-tax income added back for the non-deductible portion of goodwill amortization.

      NET INCOME for the third quarter of 2002 increased by $1.2 million to $1.5 million from $0.3 million in the third quarter of 2001. This increase is reflective of the profit impact from the items described above.

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

      EBITDA and Adjusted EBITDA for the third quarter of 2002 and 2001 are calculated as follows:

                                            FOR THE THREE MONTH
                                                PERIOD ENDED
                                      ---------------------------------
                                      SEPTEMBER 29,       SEPTEMBER 30,
                                          2002                2001
                                      -------------       -------------
Operating income ..........              $5,423              $4,099
Plus:
   Depreciation ...........                 821                 807
   Amortization of goodwill                --                   675
                                         ------              ------
EBITDA ....................               6,244               5,581

Plus:
   Management service fees                  125                 125
                                         ------              ------
ADJUSTED EBITDA ...........              $6,369              $5,706
                                         ======              ======

      The increase in Adjusted EBITDA of $0.7 million, or 11.6%, is reflective of the profit impact of the operating income items described above, as well as the impact of the items identified in the table above.

NINE MONTH PERIOD ENDED SEPTEMBER 29, 2002 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

      NET SALES for the first nine months of 2002 decreased $7.7 million, or 8.6%, to $81.3 million from $89.0 million in the first nine months of 2001. Golf shaft sales decreased approximately $8.0 million, or 9.3%, to $78.1 million in the first nine months of 2002 from $86.0 million in the first nine months of 2001. This decrease was driven primarily by reduced sales of our multi-material golf shaft product line, which was introduced during the first quarter of 2001. The sales generated during 2001 were magnified by the initial sales to OEM's and distributors to fill the supply chain, as well as the industry-wide interest generated by the nature of this new product offering. The decline in sales of multi-material golf shafts and other shafts was partially offset by the increase in sales of premium grade steel shafts which have strengthened with the introduction of new lighter weight steel products and a pre-build at various golf club manufacturers for their late 2002 / early 2003 product launches.

      Performance tubing sales increased $0.3 million, or 10.1%, to $3.2 million in the first nine months of 2002 from $2.9 million in the first nine months of 2001.

      Net sales to international customers increased $4.3 million, or 25.1%, to $21.4 million in the first nine months of 2002 from $17.1 million in the first nine months of 2001. This increase was driven primarily by increased unit sales volume in premium grade steel shafts which have strengthened with the introduction of new lighter weight steel products and a pre-build at various golf club manufacturers for their late 2002 / early 2003 product launches. In addition export sales have grown with the continued shift of golf club assembly operations to Southeast Asia. Lastly, we recognized modest improvements from favorable changes in foreign currency exchange rates in 2002.

      GROSS PROFIT for the first nine months of 2002 decreased $2.7 million, or 7.8%, to $32.3 million from $35.0 million in the first nine months of 2001. Gross profit as a percentage of net sales increased to 39.7% in the first nine months of 2002 from 39.3% in the first nine months of 2001. This increase in gross profit as a percentage of net sales was driven by several factors, including a favorable shift in the mix of sales to higher margin products, decreases in the cost of natural gas, and the cumulative year to date favorable impact from changes in the foreign currency exchange rate between the US Dollar and other currencies. These favorable factors were somewhat offset by increased costs for medical insurance and other inflation factors.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") for the first nine months of 2002 decreased $1.7 million, or 13.9%, to $10.7 million from $12.4 million in the first nine months of 2001. SG&A as a percentage of net sales decreased to 13.1% in the first nine months 2002 from 13.9% in the first nine months of 2001. During 2001 we made a strategic decision to increase our promotional advertising and spend a large portion of our annual advertising budget in the first half of the year in order to heavily promote the new BiMatrx shaft which was launched in January 2001. During 2002 our promotional spending has been reduced in total and the spending is more evenly distributed throughout the year.

      OPERATING INCOME for the first nine months of 2002 increased by $1.0 million, or 4.9%, to $21.6 million from $20.6 million in the first nine months of 2001. Operating income as a percentage of net sales increased to 26.6% in the first nine months of 2002 from 23.2% in the first nine months of 2001. Effective January 1, 2002, we adopted FASB No. 142, Goodwill and Other Intangible Assets, which requires us, among other things, to discontinue the amortization of our goodwill. In the first nine months of 2001 goodwill amortization was $2.0 million . Excluding the effect of goodwill amortization in the first nine months 2001, operating income for the first nine months of 2002 would have decreased by $1.0 million, or 4.5% from the first nine months of 2001 and operating income as a percentage of net sales would have increased to 26.6% from 25.4%. The remainder of the change in operating income reflects the changes described above in sales, gross profit and SG&A expenses.

      INTEREST EXPENSE for the first nine months of 2002 decreased to $9.2 million from $9.5 million in the first nine months of 2001.

      INCOME TAXES for the first nine months of 2002 decreased to $4.9 million from $5.0 million in the first nine months of 2001. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes and in the first nine months of 2001 the pre-tax income added back for the non-deductible portion of goodwill amortization.

      NET INCOME for the first nine months of 2002 increased by $1.5 million to $7.6 million from $6.0 million in the first nine months of 2001. This increase is reflective of the profit impact from the items described above.

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

      EBITDA and Adjusted EBITDA for the first nine months of 2002 and 2001 are calculated as follows:

                                                                    FOR THE NINE MONTH
                                                                       PERIOD ENDED
                                                            ----------------------------------
                                                            SEPTEMBER 29,        SEPTEMBER 30,
                                                                 2002                 2001
                                                            -------------        -------------
Operating income ................................              $21,611              $20,603
Plus:
   Depreciation .................................                2,478                2,453
   Amortization of goodwill .....................                 --                  2,025
                                                               -------              -------
EBITDA ..........................................               24,089               25,081

Plus:
   Management service fees ......................                  375                  375
   Loss on early extinguishment of long-term debt                   20                 --
                                                               -------              -------
ADJUSTED EBITDA .................................              $24,484              $25,456
                                                               =======              =======

      The decrease in Adjusted EBITDA of $1.0 million, or 3.8%, is reflective of the profit impact of the operating income items described above, as well as the impact of the items identified in the table above.

      The following table shows cash flow activity by source. Discussion of cash flow activity is noted in the Liquidity and Capital Resources section below.

                                                              FOR THE NINE MONTH
                                                                 PERIOD ENDED
                                                     ------------------------------------
                                                     SEPTEMBER 29,          SEPTEMBER 30,
                                                          2002                   2001
                                                     -------------          -------------
Net cash provided by operating activities              $ 18,312               $ 13,572
Net cash used in investing activities ...                  (892)                (1,785)
Net cash used in financing activities ...              $ (6,612)              $ (4,142)

LIQUIDITY AND CAPITAL RESOURCES

  GENERAL

      We have a senior credit facility which includes a $20.0 million non-amortizing revolving credit facility, a $10.0 million term A loan due 2004, and a $27.5 million term B loan due 2005. Amounts under the revolving credit facility are available on a revolving basis commencing September 30, 1998, and ending September 30, 2004. As of September 29, 2002 the outstanding principal balance for the term A loan was $1.0 million and the outstanding principal balance for the term B loan was $12.0 million. During October of 2002 we made a voluntary repayment of $12.4 million to eliminate the outstanding principal balance of both the term A and term B loans.

      In addition, we have issued $100.0 million in 10 7/8% Senior Subordinated Notes Due 2008 (the "Notes"). The Notes require cash interest payments each June 1 and December 1. The Notes are redeemable by the Company, under certain circumstances and at certain redemption prices, beginning December 1, 2003. In 2001 the Company initiated a program to buy back some of the outstanding Notes in an open market non-redemptive repurchase program. As of September 29, 2002 the outstanding principal amount of Notes owed to third party investors was $99.7 million.

      Both the senior credit facility and the Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit our ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The senior credit facility also requires us to maintain certain specified financial ratios and tests including minimum EBITDA levels, minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. At September 29, 2002 we were in compliance with all of the covenants for both the senior credit facility and the Notes. Furthermore, the senior credit facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of our Excess Cash Flow, which is defined in the senior credit facility.

NINE MONTH PERIOD ENDED SEPTEMBER 29, 2002 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

      In the first nine months of 2002 cash provided by operating activities increased by approximately $4.7 million to $18.3 million from $13.6 million in 2001. This increase was driven by a decrease in cash required for working capital needs, primarily resulting from a reduction in the relative investment in trade accounts receivable and payable between comparative periods.

      We used $0.9 million of cash to invest in property, plant and equipment in the first nine months of 2002, compared to the $1.8 million spent in the first nine months of 2001.

      We repaid $3.5 million of the principal on our senior credit facility during the first nine months of 2002, compared to the $1.3 million that we repaid during the first nine months of 2001. The $3.5 million in principal payments included $1.1 million of scheduled principal payments plus a $2.4 million mandatory principal prepayment based upon the Excess Cash Flow generated in 2001. Also in 2002, we repurchased $0.3 million of our Notes.

      Currently, our intention is to use existing cash and cash provided from future operations, if any, as allowed within the covenants of our senior credit facility and our Notes, to:

      - Repay our senior credit facility (in October of 2002 we made a voluntary repayment of $12.4 million to eliminate the outstanding principal balance of term A and term B loans), and/or

      - Repurchase Notes from existing Note holders in a non-redemptive open market repurchase program, and/or

      - Issue quarterly cash dividends to our parent company, True Temper Corporation, for its use to pay cash interest on and/or redeem its senior discount notes, and/or

      - To make additional investments in the business for growth or profit improvements, which may include, among other things, capital expenditures and/or business acquisitions.

      In addition to the debt service obligations for principal and interest payments created by the senior credit facility and the Notes described above, our liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. We intend to fund our current and long term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of September 29, 2002 we have the $20.0 million revolving credit facility available for future cash requirements. The Company's early repayment in October of 2002 of the outstanding principal for its term A and term B loans does not affect the revolving credit facility. The maximum amount we may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the senior credit facility. Information concerning our senior credit facility is contained in the footnotes to the financial statements of our 2001 Annual Report on Form 10-K, as filed with the SEC on April 1, 2002.

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

      This information has been omitted from this report as there have been no material changes to our market risks as of September 29, 2002.

ITEM 4  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that as of November 12, 2002 the Company's disclosure controls and procedures (1) were effective in alerting them, in a timely manner, to material information relating to the Company required to be included in the Company's periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

      There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

      --Not applicable--

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      --None--

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the quarter ended September 29, 2002.

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

      b.    Reports on Form 8-K

            No reports or Form 8-K were filed during the quarter ended September 29, 2002.

----------
*     Incorporated by reference.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on November 13, 2002.

                                   True Temper Sports, Inc.


                                   By:  /s/      SCOTT C. HENNESSY
                                      -----------------------------------------

                                   Name: Scott C. Hennessy
                                   Title: President and Chief Executive Officer


                                   By:  /s/      FRED H. GEYER
                                      -----------------------------------------

                                   Name:  Fred H. Geyer
                                   Title: Senior Vice President, Chief Financial
                                          Officer, and Treasurer

                                 CERTIFICATIONS

I, Scott C. Hennessy, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of True Temper Sports, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:  /s/   SCOTT C. HENNESSY
   ------------------------------------------------
Name:  Scott C. Hennessy
Title: President and Chief Executive Officer

                                 CERTIFICATIONS

I, Fred H. Geyer, Senior Vice President, Chief Financial Officer, and Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of True Temper Sports, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:  /s/   FRED H. GEYER
   ------------------------------------------------
Name:  Fred H. Geyer
Title: Senior Vice President, Chief Financial
       Officer & Treasurer