Form 10-K
period 2002-12-31
TRUE TEMPER SPORTS INC
filed 2003-03-27
CIK 1078547

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-72343

                                 ---------------

                            TRUE TEMPER SPORTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                       3949                  52-2112620
(STATE OF OTHER JURISDICTION       (PRIMARY STANDARD          (I.R.S. EMPLOYER
      OF INCORPORATION        INDUSTRIAL CLASSIFICATION   IDENTIFICATION NUMBER)
      OR ORGANIZATION)                CODE NUMBER)

                         8275 TOURNAMENT DRIVE SUITE 200
                            MEMPHIS, TENNESSEE 38125
                            TELEPHONE: (901) 746-2000
                        (ADDRESS, INCLUDING ZIP CODE, AND
                    TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                    REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                                 ---------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X} No |_|

      Indicate by checkmark if disclosure by delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of June 30, 2002 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding. All of the Registrant's outstanding shares were held by True Temper Corporation, the Registrant's parent company, as of June 30, 2002.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |_| No |X|

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Part IV incorporates certain information by reference from the Registrant's Registration Statement on Form S-4, as filed with the Securities & Exchange Commission on June 7, 1999, and declared effective on June 10, 1999.

================================================================================

                            TRUE TEMPER SPORTS, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                      INDEX

                                                                            PAGE
                                                                            ----
  PART I
    Item 1   Business........................................................  3
    Item 2   Properties...................................................... 14
    Item 3   Legal Proceedings............................................... 15
    Item 4   Submission of Matters to a Vote of Security Holders............. 15
  PART II
    Item 5   Market for Registrant's Common Equity and Related Stockholder
             Matters......................................................... 16
    Item 6   Selected Financial Data......................................... 16
    Item 7   Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 19
    Item 7A  Quantitative and Qualitative Disclosures About Market Risk...... 30
    Item 8   Financial Statements and Supplementary Data..................... 32
    Item 9   Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosures....................................... 53
  PART III
    Item 10  Directors and Executive Officers of the Registrant.............. 53
    Item 11  Executive Compensation.......................................... 54
    Item 12  Security Ownership of Certain Beneficial Owners and Management.. 57
    Item 13  Certain Relationships and Related Transactions.................. 58
    Item 14  Controls and Procedures......................................... 59
  PART IV
    Item 15  Exhibits, Financial Statements Schedule, and Reports on
             Form 8-K........................................................ 61
  SIGNATURES................................................................. 62
  CERTIFICATIONS............................................................. 63
  EXHIBIT INDEX.............................................................. 67

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      We are the world's leading designer, manufacturer and marketer of golf club shafts. Since the 1930's we have manufactured golf club shafts under the widely recognized True Temper brand. In 2002, over 75% of our revenues were generated through the sale of steel golf club shafts, a market in which we have an estimated worldwide share of over 65%. We are a major supplier of steel shafts to the top 20 domestic golf club designers and distributors, including Callaway, PING, Titleist, Nike, Mizuno, Wilson, Cleveland, TaylorMade and Golfsmith. In addition, we are a leading manufacturer of premium graphite shafts in the highly fragmented graphite golf club shaft market.

      Our products include over 1,000 proprietary models (with our customers' brand name, label or trademark affixed to the shaft) and 2,000 branded models (with the True Temper and/or Grafalloy brand name, label or trademark affixed to the shaft) of golf club shafts, including a full range of commercial and premium grade steel shafts and a full line of premium graphite shafts. True Temper offers a wide range of steel shaft lines, including:

      (1) Dynamic Gold, a leading steel shaft on the PGA Tour for the last 20 years;

      (2) Sensicore, which utilizes patented vibration-damping technology, to combine the feel of graphite with the consistency of steel;

      (3) BiMatrx, a patented multi-material technology combining the benefits of steel with the benefits of graphite into one shaft;

      (4)   TX 90, one of the lightest steel shafts in golf;

      (5) co-branded products, including Callaway's Memphis 10, PING's JZ and ZZ Lite and Wilson's Fat Shaft, and

      (6) Grafalloy Blue, a new breakthrough graphite shaft designed specifically for today's oversized metal woods.

      For the past 16 years, our steel shafts were played by over 84% of the PGA's major championship winners, including 12 of the last 13 Masters champions.

      We also design, manufacture and market approximately 75 lines of graphite (carbon fiber based composite) shafts under the True Temper and Grafalloy brand names, including EI-70, Rocket Graphite, Blue, ProLite, ProLogic, AttackLite and PowerLite. Our graphite and BiMatrx shafts also have a strong presence on the professional tours, where they have been used by players such as David Duval, Davis Love III, David Toms and Tom Watson, each of whom have won professional tour events during the past three years playing our graphite or BiMatrx shafts.

      In addition, we manufacture a variety of high strength, high tolerance tubular components for a variety of recreational sports markets. During the past few years we expanded the design and manufacturing capability of our performance sports business segment to include not only steel tubing applications but also composite tubing. Our first product offerings of this type were graphite hockey and lacrosse stick shafts designed for the premier manufacturers in these two markets. In 2001 we further expanded our composite tubing capabilities with the acquisition of substantially all capital assets and intellectual property rights of Advanced Materials Engineering ("AME"). AME is a designer and manufacturer of composite carbon fiber bicycle forks for use in high-end road bikes under the Alpha Q brand name.

THE GOLF CLUB SHAFT INDUSTRY

      Golf clubs are assembled using shafts that are made from two primary materials. Steel shafts are used to produce most of the iron products sold today, some of the driver and fairway woods, and almost all of the putters and wedges. Graphite shafts are used in the assembly of most of the driver and fairway woods, as well as some of the iron products.

      We estimate that in recent years steel shafts represented approximately 60% of the total worldwide unit sales, and graphite represented the remainder. We believe new product innovations and consumer preferences indicate the trend toward steel shafts is growing.

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

      Unlike steel, the graphite shaft market is characterized by many smaller manufacturers who require limited capital investment to produce graphite shafts in quantity. Although there are a few graphite shaft suppliers with high volume operations, we do not believe any of them have a majority share in the graphite market. Typically the graphite manufacturers have a highly concentrated customer base with most of their sales going to only a few customers.

      Like most golf shaft manufacturers we sell shafts to both original equipment manufacturers ("OEM's") like Callaway, Titleist, PING, Nike, Wilson and others, as well as to golf equipment distributors like Golfsmith. OEM's purchase proprietary products uniquely designed for them as well as products that the Company sells to any other customer under the True Temper or Grafalloy brand names. We believe that distributors, who service custom club builders and pro shops, prefer to purchase True Temper and Grafalloy brand name shafts that have a high degree of consumer recognition.

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

      - Leverage Technological Leadership to Introduce New Products. We intend to capitalize on our design expertise and couple our internal resources with our supplier partnerships to continue to develop and introduce new products for the future as we have in the past. In 2002, over 27% of our revenues were derived from products introduced during the past 2 years. In 1996, True Temper developed and introduced Sensicore, a highly successful line of premium steel shafts that incorporates our patented vibration damping technology. We believe the Sensicore technology incorporates the performance characteristics and consistency of steel with the feel of graphite, while offering the lowest vibration levels of any steel or graphite shaft on the market. In 1998 True Temper successfully expanded the patented Sensicore technology into graphite shafts. During the past several years we developed the revolutionary new BiMatrx technology, which combines the favorable performance characteristics of both steel and graphite into one shaft. The BiMatrx driver and fairway wood products were launched at the January 2001 PGA merchandise show in Orlando, Florida. In 2002 we launched the TX 90 steel shaft, one of the lightest steel shafts in golf, along with several lightweight proprietary OEM designs using the same lightweight technology. In 2002 we also introduced Grafalloy Blue, a new super lightweight graphite shaft designed to enhance the performance of "Big Headed" drivers and fairway woods.

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

      - Enhance Long-Term Customer Relationships. We are a major supplier to the top 20 domestic golf club manufacturers. We intend to continue to play a critical role in designing new shaft technologies to meet the specific performance requirements of our customers' new products. We utilize a computer-aided design program that evaluates a new shaft's design with respect to weight, torque, flex point, tip and butt flexibility, swing weight and other critical shaft design criteria. With this capability, we intend to further enhance our customer relationships by developing co-branded products, such as the Memphis 10 for Callaway, the Fat Shaft for Wilson, and the JZ and ZZ Lite for PING. In addition we are working to improve our service levels to all our customers by developing improved logistical methods for distributing products worldwide. For example, in 2001 we opened a warehouse operation in Hong Kong to service customers in China.

      - Continue to Build the True Temper and Grafalloy Brands. We intend to continue to increase awareness of the True Temper and Grafalloy brands and to support our new product introductions with targeted consumer advertising campaigns. Our marketing programs include:

            (1) advertising in major industry publications and other media channels both independently and in cooperation with certain of the leading golf club manufacturers and distributors;

            (2) promoting our products among tour and teaching professionals, college players, coaches and other leaders in the golf community; and

            (3) maintaining promotional vans to provide technical support to professional golfers at the major events on golf's professional tours.

            We also promote our brands in international markets through our sales and distribution offices in Japan, Australia and the United Kingdom.

      - Improve Productivity and Operating Margins. Management believes there are opportunities to improve future profit margins through:

            (1)   new product introductions;

            (2) productivity improvements from enhanced manufacturing processes and work flow designs;

            (3) reduced scrap and product waste expenses from improved quality standards and processes; and

            (4)   opening a new manufacturing plant in a lower cost region.

PRODUCTS

      We design, manufacture and market steel and graphite golf club shafts, as well as a variety of high strength, high tolerance tubular components for the bicycle, automotive and recreational sports markets. We manufacture over 1,000 custom and 2,000 standard golf club shafts featuring different combinations of performance characteristics, including weight, flex, torque and bend profile. Our custom (proprietary) shafts, which accounted for approximately 33% of revenues in 2002, are designed, and frequently co-branded in partnership with our customers, to accommodate specific golf club designs. Our branded products with the True Temper and Grafalloy names and designs are typically sold to golf club manufacturers, distributors and various custom club assemblers, and are used to either assemble new clubs or to replace the shafts in existing clubs.

      Steel Golf Club Shafts. We manufacture a wide range of steel golf club shaft lines, including shafts with the Sensicore insert, which are well-recognized as the leading shafts to combine the performance advantages of steel with the vibration damping characteristics of graphite; the Dynamic Gold shaft, which has been one of the most widely used shafts on the PGA Tour for the last 20 years; and the TX 90 shaft, which is one of the lightest weight steel shafts in golf.

      Our steel golf club shafts can be divided into the following two primary product lines:

      (1)   premium steel shafts; and

      (2)   commercial steel shafts.

      Premium steel shafts, such as our Sensicore, Dynamic Gold and TX 90 product lines, are high performance products and generally yield higher profit margins than commercial steel shafts. Our commercial steel shafts, however, are more attractively priced for entry-level golfers, resulting in lower per unit margins coupled with higher production volume and unit sales.

      Graphite Golf Club Shafts. We manufacture a wide range of graphite golf club shaft lines, which are offered in a variety of weights, torques and flexes. Our graphite golf club shafts are currently being played by over 100 touring professionals on the PGA and Champions Tours. Our graphite shafts sold under the True Temper brand include models such as EI 70 and Rocket, and graphite shafts sold under the Grafalloy brand include models such as Blue, ProLite, ProLogic, and Attacklite.

      Golf Club Shafts With Combined Materials. During the last several years we have been working to develop golf club shafts that combine multiple materials such as steel and graphite into one shaft. Late in 2000 we introduced a custom iron product for Adams Golf that combines a steel shaft with a graphite tip section to produce a shaft that provides a new feel for irons.

      We used this same patented technology to introduce the True Temper branded product known as BiMatrx in January 2001. The BiMatrx shaft consists of a graphite shaft with a steel tip section that is currently designed for use in driver and fairway wood applications.

      Performance Sports Products. We also manufacture and sell a wide variety of high performance tubular components for the bicycle, hockey and other recreational sports markets. In 2002, we sold our performance sports products to a broad range of original equipment manufacturers and distributors, including Trek Bicycle, Starline Baton, STX, The Hockey Company, Franklin Sports and Sherwood Hockey.

CUSTOMERS

      We maintain long-standing relationships with a highly diversified customer base consisting of the premier golf club manufacturers and distributors in the world. We are a major supplier of shafts to each of the top 20 domestic golf club designers in the world, including Callaway, PING, Titleist, Nike, Mizuno, Wilson, Cleveland, Adams, TaylorMade and Golfsmith. In 2002, True Temper had in excess of 800 customers, including approximately 700 golf club manufacturers/retailers and more than 100 distributors.

      For many years the Company has maintained a broad and diversified customer base in the golf equipment market. In 2002 our top ten customers represented 65% of our sales revenues, while our top two customers represented 23% of our sales.

      We believe that our close customer relationships and responsive service have been significant elements to our success and that our engineering and manufacturing expertise provide us with a strong competitive advantage. We have developed and co-branded several proprietary shafts with our customers, which include customized steel shafts for Callaway, under the Memphis 10 brand; for PING, under the JZ and ZZ Lite brands; for Nike, under the Speed Step; and for Wilson to produce the Fat Shaft line of clubs.

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

      We estimate that we have over 65% of the worldwide steel shaft market, and that our next largest steel competitor has less than one third of our volume. Until recently, we primarily competed with four other steel golf shaft manufacturers: Royal Precision, Inc., a domestic based steel shaft manufacturer, Far East Machinery Co., Ltd. (Femco) located in Taiwan, Nippon Shaft Co., Ltd., a low volume Japanese brand, and Coyote Sports Inc., the owner of the Apollo Sports steel shaft brand. However, late in 1999, Coyote Sports Inc. filed for bankruptcy, and a creditor placed its steel shaft subsidiary, Apollo, into Receivership under the laws in the United Kingdom. In early 2000, the Apollo shaft manufacturing operations were shut down and the majority of its steel shaft manufacturing equipment was purchased by True Temper.

      Unlike steel, the graphite shaft manufacturing industry is highly fragmented with a large number of suppliers selling to only a few customers. We believe there are anywhere from fifty to eighty graphite shaft manufacturers worldwide. A few of these companies reside in North America and many are located in Far East Asia. We do not believe that there are any graphite suppliers currently with a market share in graphite that is in any way comparable to the market share True Temper has in steel. We believe True Temper is one of the top five highest volume producers of branded premium grade graphite shafts in the world. Our major competitors in the premium grade branded graphite shaft market include Aldila, Inc., United Sports Technologies, Inc. (UST), Graphite Design International, and Fujikura Composite.

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

      Using computer aided design, we generate a design which is then analyzed by computer for stiffness and strength properties. Our research and development efforts focus on technology development and new materials as an essential precursor to successful new product development. Our design research focuses on improvements in shaft aesthetics since cosmetic appearance has become increasingly important to customers. To supplement our design and development we employ extensive testing that includes laboratory durability and stress tests, robotic testing and individual player evaluation.

      In addition, our pursuit of strategic vendor alliances complement our abilities and needs, an approach which allows us to exploit technical capabilities beyond our own while minimizing the risk and investment required to enter the market with new products.

      Research and development costs for the years ended December 31, 2002, 2001 and 2000 were $1.2 million, $1.6 million and $1.6 million, respectively.

MANUFACTURING

      We believe that our manufacturing expertise and production capabilities enable us to respond quickly to customers' orders and provide sufficient quantities on a timely basis. We believe that our investment in capital equipment and personnel training has enabled us to establish a reputation as one of the leading manufacturers of steel and graphite shafts.

      Steel Shaft Manufacturing Process. The process of manufacturing a steel shaft has many distinct phases. Generally, a large steel coil is unrolled and then formed lengthwise, welded and cut into cylinders. The tubing is then treated and fitted over a metal rod or "mandrel" that is used to determine the precise inside diameter of the cylinder as it is drawn. The tubing is stretched, cut into sections, and then weighed and balanced. Later, through a process that we pioneered, the sections are tapered to give each shaft model a particular flex and frequency. The shafts are cleaned, straightened, heat-treated and tempered. The shafts are straightened by machines designed and built by True Temper. The shafts are plated with layers of nickel to prevent corrosion and then covered with a fine layer of chrome. Finally, shafts are dried, polished and inspected for cosmetic flaws before our name and logo is affixed to the shaft. It takes an average of 15 days to manufacture a True Temper steel shaft.

      Graphite Shaft Manufacturing Process. There are two processes which are used to manufacture a graphite shaft: flag-wrapping and filament-winding. Most of our graphite shafts are produced using the flag- wrapping process. The flag-wrapping process uses graphite fiber materials or "prepreg" in sheet form, which requires refrigeration until use. Each new roll of prepreg is allowed to reach room temperature before the material is cut into pennant-shaped patterns called flags for each particular shaft design. Layer by layer, various combinations of prepreg flags are wrapped around mandrels specified for each particular shaft design. The layered materials are then encased in thin layers of clear tape for compaction and heated at high temperatures to harden the material. At the end of the process, the shafts are painted and stylized using a variety of colors, patterns and designs. The filament-winding process, on the other hand, begins with a spool, rather than a sheet, of graphite fiber, which is fed onto the reel of a machine which then wraps the fiber around a mandrel by turning the mandrel and simultaneously moving the graphite fiber from one end of the mandrel to the other. Once the mandrel is wrapped, the process uses the same encasing and heating techniques as the flag wrapping process.

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

      In addition to the raw materials discussed above, we also use a substantial amount of natural gas and electricity in our manufacturing processes. Suppliers for these types of energy sources are limited, and prices are subject to general market and industry conditions.

      See "Business Risks and "Qualitative and Quantitative Disclosures About Market Risk -- Commodity Risk" for risks relating to price increases in raw materials and energy sources, and to delays in receiving supplies.

MARKETING & PROMOTION

      Our marketing strategy is designed around new product development and targeted advertising and promotion programs. Through our ability to anticipate and address consumer trends in the golf equipment market, as well as the performance demands of professional golfers, we are able to successfully market our products to golf club manufacturers while strengthening brand awareness. During the last several years, our marketing efforts through the utilization of a wide variety of promotional channels, including mass media advertising, print and television, sponsorship of golf-related events, equipment endorsements from OEMs and product demonstrations, have increased our overall exposure in the golf industry.

      For example, we have maintained a strong presence among PGA Tour players, particularly since 1981, when we began sending our PGA Tour van to all major PGA events. The Tour van functions as a golf club repair shop on wheels, visiting over 35 professional tour events during 2002. Typically, the van is located near the practice tee and lends technical support to the tour professionals while simultaneously promoting the True Temper and Grafalloy brands with representatives of original equipment manufacturers. In addition, we provide technical support to the players on the Champions Tour, the LPGA Tour, and the Nationwide Tour (formerly the Buy.Com Tour), as well as the European and Japanese PGA tours.

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

      Much of our advertising and promotional spending is dedicated to print and television advertising, including cooperative advertising with our customers. Additional advertising and promotional spending is allocated to promotional events such as trade shows, consumer golf shows, PGA Tour activities and retail golf shop advertising displays. In a 1998 New York Times research poll, True Temper was ranked as the top golf shaft company in terms of brand familiarity. Of those surveyed, 93% recognized the True Temper brand.

      Advertising and promotional costs for the years ended December 31, 2002, 2001 and 2000 were $3.6 million, $5.0 million and $4.6 million, respectively.

DISTRIBUTION & SALES

      We primarily sell our shafts to golf club manufacturers, retailers and distributors. Typically, distributors resell our products to custom club assemblers, pro shops and individuals. Sales to golf club manufacturers/retailers accounted for over 80% of revenues in 2002.

      We believe that we have one of the most experienced and respected sales staffs in the industry. Our sales and marketing department includes domestic sales managers, international sales managers, a customer service group and a team of design professionals who provide field support to our sales representatives. We believe that our international market presence, which comprised approximately 28% of our total 2002 revenues, provides an opportunity for future growth. We market our products in Japan, Europe, Australia and Southeast Asia and maintain a distribution operation in each region.

EMPLOYEES

      As of December 31, 2002, we had 675 full-time employees, including 24 in sales and marketing, 26 in research, development and manufacturing engineering, 546 in production and the balance in administrative and support roles. In addition, as of December 31, 2002, we had 50 individuals working in production at our El Cajon facility through a temporary employment agency. The El Cajon plant has historically used a certain portion of temporary workers in order to more effectively match the workforce level with the required production level at various times of the year.

      The hourly employees at our steel plant in Amory, Mississippi are represented by the United Steel Workers of America. In May 1999, the United Steel Workers union at our Amory, Mississippi facility voted to accept a new collective bargaining agreement that covers a four year period beginning in May 1999 and expiring on June 30, 2003. We believe that our relationships with the union and our employees are good. See "Risk Factors -- Labor Relations" for a description of how our company would be adversely affected in the event of a labor disruption or work stoppage affecting our employees.

INTELLECTUAL PROPERTY

      As of December 31, 2002 we held 26 patents worldwide relating to various products and proprietary technologies, including the Sensicore technology, and had 8 patent applications pending. We also hold numerous trademarks related to, among other things, our True Temper and Grafalloy branded products. We do not believe that our competitive position is dependent solely on patent or trademark protection, or that our operations are dependent on any individual patent or trademark.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

      We are subject to federal, state and local environmental and workplace health and safety laws and regulations, including requirements governing discharges to the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. In December 2002 a review was conducted by independent environmental consultants, we believe that we are currently in material compliance with environmental and workplace health and safety laws and regulations. Nevertheless, our manufacturing operations involve the use of hazardous substances and, as is the case with manufacturers in general, if a release of hazardous substances occurs or has occurred on or from our facilities, we may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material.

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

      - increase our vulnerability to increases in interest rates because our secured credit facility, under which our indebtedness was $25.0 million as of December 31, 2002, is subject to a variable interest rate;

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

ABILITY TO SERVICE DEBT -- Due largely to factors beyond our control, in the future we may not be able to generate the cash we need to service our indebtedness. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our senior bank facilities will be adequate to meet our future liquidity needs.

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

DEPENDENCE ON DISCRETIONARY CONSUMER SPENDING -- Sales of golf clubs are dependent on discretionary consumer spending which may be affected by general economic conditions resulting in a decrease in consumer spending on golf equipment. In addition, our future results of operations could be affected adversely by a number of other factors that influence discretionary consumer spending including, consumer concerns over international and military conflicts around the world, unseasonal weather patterns, demand for our existing and future products, new product introductions by our competitors, an overall decline in participation in golf activities, shifting consumer preferences between graphite and steel golf club shafts or other materials that we currently do not produce, and competitive pressures that otherwise result in lower than expected average selling prices. Any one or more of these factors could result in our failure to achieve our expectations as to future sales or earnings. Because most operating expenses are relatively fixed in the short-term, we may be unable to adjust spending to compensate for any unexpected sales shortfall, which could adversely affect our results of operations.

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

LABOR RELATIONS -- If any labor disruption or work stoppages affect our employees, the results of our operation could be adversely affected. At December 31, 2002, we employed approximately 675 full-time individuals. Of these, approximately 424 hourly employees at our Amory, Mississippi facility are represented by the United Steel Workers of America ("USW"). The Company's current collective bargaining agreement with the USW will expire on June 30, 2003. The Company plans to negotiate a new agreement with the USW. However these efforts may be delayed or unsuccessful and result in labor disruptions such as work slow downs or stoppages. There can be no assurance that we will not be subject to work stoppages or other labor disruption and, if such events were to occur, that there would not be a material adverse effect on our results of operations.

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

INDUSTRY CONSOLIDATION -- If the industry and customer base continues to consolidate, then it is possible a consolidation of several of our existing customers into one company could represent a significant portion of our annual revenues. If this was to occur, and this customer selected an alternative shaft supplier, it could have a material adverse effect on our results of operations. If this consolidated company were to remain a True Temper customer it could represent an increased credit risk due to its size in relation to our total accounts receivable.

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

FLUCTUATION IN AVAILABILITY OF ENERGY TO CUSTOMERS -- There are a significant number of golf equipment assemblers who are headquartered and conduct manufacturing operations in Southern California. In aggregate these companies account for a significant share of the golf equipment market and also account for a considerable portion of True Temper's sales revenue. With the disruption of electrical power to California and other Western states in recent years there is a risk that our customer's manufacturing operations may be adversely affected by power shortages. If this were to occur they may reduce their purchases of shafts from True Temper causing a significant adverse impact to our revenues and results of operations.

FLUCTUATIONS IN COST OF HEALTH INSURANCE -- Health insurance coverage is a valuable benefit in retaining and attracting employees and has been subject to significant price increases by health industry providers. Since we do not plan to eliminate providing health benefits to our employees, the rising costs could have a material adverse affect on the results of our operations.

PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY -- There can be no assurance that the patents we hold relating to certain of our products and technologies offer complete protection against infringement of our proprietary rights by others. As of December 31, 2002 we held 26 patents worldwide relating to various products and proprietary technologies, including the Sensicore technology, and had 8 patent applications pending. There can be no assurance, however, as to the degree of protection afforded by these patents or as to the likelihood that patents will be issued from the pending patent applications. Moreover, these patents may have limited commercial value or may not protect our products. Additionally, the U.S. patents that we hold do not preclude competitors from developing or marketing products similar to our products in international markets.

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

DEFINED BENEFIT PENSION PLAN - We maintain an employer sponsored defined benefit pension plan for the hourly employees at our Amory Mississippi steel golf shaft plant (the "Plan"). We are subject to Financial

Accounting Standards Board guidelines for recognition of our minimum pension liability, and subject to ERISA regulations with regard to our cash funding of the plan. As a result, certain US economic conditions involving weak equity market performance and low general interest rates can both reduce the total value of the assets of the Plan as well as increase our minimum pension liability under the Plan. If these economic conditions are severe enough they could have a significant adverse effect on the funding status of our Plan and our overall results of operations.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

      The Private Securities Litigation Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by our Company. This document contains forward-looking statements, including but not limited to, Item 1 of
Part I, Business, and Item 7 of Part II, Management's Discussion and Analysis of Financial Condition and Results of Operations. All statements which address operating performance, events or developments that we expect, plan, believe, hope, wish, forecast, predict, intend, or anticipate will occur in the future are forward looking statements within the meaning of the Act.

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

ITEM 2.  PROPERTIES

      Our administrative offices and manufacturing facilities currently occupy approximately 440,000 square feet. Our shafts are manufactured at two separate facilities, a steel shaft facility located in Amory, Mississippi and a composite graphite shaft facility located in El Cajon, California. In addition, we have a multi-material shaft assembly facility located in Olive Branch, Mississippi. Our executive offices are located in a leased facility in Memphis, Tennessee. The following table sets forth certain information regarding significant facilities operated by True Temper as of December 31, 2002:

                                                                                              LEASE
                                                                     APPROX.    OWNED/      EXPIRATION
         FACILITY                                LOCATION            SQ. FT.    LEASED        DATE
---------------------------------      -------------------------    --------   -------    ---------------
Corporate Offices................      Memphis, Tennessee             13,500   Leased     December 2005
Steel Shaft/Tubing Mfg...........      Amory, Mississippi            335,000   Leased     January 2063(1)
Composite Shaft Mfg..............      El Cajon, California           45,907   Leased     March 2004
Building.........................      Olive Branch, Mississippi      45,000   Owned      --

----------
(1) There are several leases covering the original land as well as the building at our Amory, Mississippi facility. The leases are structured with interim renewal periods of between 5 to 10 years, extending through January 2063. At the end of each of these renewal periods, the Company has the option to allow a lease to automatically renew or to not renew the lease.

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

      There were no matters submitted to a vote of security holders during 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no public market for the Company's equity securities. All of the Company's capital stock is owned by True Temper Corporation.

      The Company declared and paid dividends quarterly on its shares of common stock during fiscal 2002 and 2001 totaling $27.1 million and $3.6 million respectfully. The Company declared and paid dividends on its shares of common stock during fiscal 2000 in the amount of $1.2 million.

      Our various debt instruments impose restrictions on the payment of dividends by means of covenants. The Company was in compliance with all debt covenants as of December 31, 2002.

ITEM 6.  SELECTED FINANCIAL DATA

      Set forth below are our selected historical financial data for the five fiscal years ended December 31, 2002. The historical financial data were derived from our audited financial statements and the notes thereto (except EBITDA, EBITDA margin, Adjusted EBITDA, Adjusted EBITDA margin and ratio of earnings to fixed charges data), for which the December 31, 2002, 2001, and 2000 financial statements are included herein.

                                                                       YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------
                                                      2002         2001         2000         1999        1998(1)
                                                  ----------   ----------   ----------   ----------   ----------
                                                                      (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Net sales...................................    $  107,401   $  111,083   $  110,636   $   92,215   $   91,450
  Gross profit................................        42,240       43,348       45,254       36,131       32,198
  Selling, general and administrative
     expenses.................................        13,578       14,963       16,899       15,156       13,464
  Allocated corporate expenses (2)............            --           --           --           --          763
  Amortization of goodwill (3)................            --        2,695        2,701        2,701        2,505
  Goodwill write-off (3)......................            --           --           --           --       40,000
  Recapitalization transaction
     expenses ................................            --           --           --           --        5,698
  Impairment charge on long lived
     assets (4)...............................            --           --        1,053           --          750
  Business development and start-up costs (5).           312           --           --           --           --
  Restructuring charges (6)...................            --           --            7          622          400
  Loss on early extinguishment of long-term
     debt.....................................           777           --           --           --           --
  Operating income (loss).....................        27,573       25,690       24,594       17,652      (31,382)
  Interest expense, net of interest
     income...................................        12,236       12,660       13,693       14,341        3,462
  Income tax (benefit) expense (7)............         5,992      (11,539)       5,218        2,318        2,887
  Net income (loss)...........................    $    9,252   $   24,571   $    5,627   $    1,002   $  (37,811)
BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital (8).........................    $   14,828   $   14,748   $    9,881   $   11,200   $    8,942
  Total assets................................       183,380      189,330      175,888      186,963      189,626
  Total debt (9)..............................       124,730      116,522      118,448      136,522      137,545
  Total stockholder's equity..................    $   43,068   $   61,303   $   40,320   $   35,881   $   34,879
OTHER FINANCIAL DATA:
  EBITDA (10).................................    $   30,825   $   31,898   $   30,830   $   23,857   $   14,449
  EBITDA margin (10)..........................          28.7%        28.7%        27.9%        25.9%        15.8%
  Adjusted EBITDA (10)........................    $   32,414   $   32,398   $   32,390   $   25,087   $   21,622
  Adjusted EBITDA margin (10).................          30.2%        29.2%        29.3%       27.2%        23.6%
  Cash from operating activities..............    $   19,903   $   12,162   $   20,607   $    7,619   $    4,661

  Cash used in investing activities...........        (1,164)      (2,291)      (3,543)      (1,572)      (8,531)
  Cash from (used in) financing
     activities...............................       (19,846)      (5,862)     (19,323)      (1,885)       4,836
  Depreciation and amortization...............         3,252        6,208        6,236        6,205        5,831
  Capital expenditures........................    $    1,164   $    2,201   $    3,621   $    1,620   $    2,366
  Ratio of earnings to fixed
     charges (11).............................          1.7x         2.0x         1.8x         1.2x           --

----------
(1) On June 29, 1998, Black & Decker Corporation, along with its True Temper Sports Division, and True Temper Sports LLC (an affiliate of Cornerstone Equity Investors LLC), entered into an agreement pursuant to which True Temper Sports LLC acquired, effective on September 30, 1998, an 89% equity interest in True Temper Corporation, our parent company (collectively referred to as the "Recapitalization"). The Recapitalization was accounted for as a leveraged recapitalization, and accordingly our assets and liabilities remained at their historical bases for financial reporting purposes; however, for income tax purposes the transaction was treated as a taxable business combination.

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

(3) In connection with Black & Decker's change in accounting policy with respect to the measurement of goodwill impairment, $40,000 of goodwill related to True Temper was written off, effective January 1, 1998, as a change in accounting estimate inseparable from a change in principle. As of January 1, 2002 the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life not be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. In accordance with SFAS No. 142 the Company ceased amortizing goodwill as of January 1, 2002 and tested for impairment finding there was no impairment. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally between 20 and 40 years. See footnote 2(g) to the financial statements included elsewhere in this annual report for further discussion.

(4) Impairment charge on long-lived assets reflects the 2000 write-down of the roller hearth oven as more fully described in footnote 5 to the financial statements included elsewhere in this annual report, and the 1998 write-down of certain fixed assets and inventory associated with the transfer of composite shaft manufacturing from our Olive Branch, Mississippi facility to our El Cajon, California facility.

(5) Reflects travel, consulting, legal services, personnel recruiting and other costs related to the China business development project. For a more complete discussion of Business development and start-up costs see the Outlook for 2003 section in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report.

(6) Reflects severance and other costs related to the consolidation of manufacturing and administrative facilities. Charges in 2000, 1999 and 1998 are directly related to the consolidation of True Temper's Olive Branch, Mississippi composite manufacturing operations into the El Cajon, California facility. See footnote 5 to the financial statements included elsewhere in this annual report for further discussion.

(7) The 2001 income tax benefit reflects the elimination of the $17,600 valuation allowance. See footnote 10 to the financial statements included elsewhere in this annual report for further discussion.

(8)   Working capital excludes cash and cash equivalents.

(9) Total debt includes both the current and long-term portions of debt and capital lease obligations.

(10) EBITDA represents operating income or loss plus depreciation, amortization of goodwill and goodwill write-off. Adjusted EBITDA represents EBITDA plus recapitalization transaction expenses, restructuring charges, management services fee, the 1999 union ratification bonus, impairment charge on long-lived assets and inventory, business development and start-up costs and loss on early extinguishment of debt; less the non-cash pension curtailment gain. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA and Adjusted EBITDA are not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

                                                        2002        2001        2000        1999         1998
                                                      ---------  ----------  ----------  ----------   ----------
        Operating income...........................   $  27,573  $   25,690  $   24,594  $   17,652   $  (31,382)
        Plus:
          Depreciation..............................      3,252       3,513       3,535       3,504        3,326
          Amortization of goodwill..................         --       2,695       2,701       2,701        2,505
          Goodwill write-off........................         --          --          --          --       40,000
                                                      ---------  ----------  ----------  ----------   ----------
        EBITDA......................................     30,825      31,898      30,830      23,857       14,449
        Plus:
          Business development and start-up
              costs ................................        312          --          --          --           --
          Loss on early extinguishment of
              long-term debt........................        777          --          --          --           --
          Recapitalization transaction expenses.....         --          --          --          --        5,698
          Impairment of long-lived assets and
              inventory.............................         --          --       1,053          --          950
          Restructuring charges.....................         --          --           7         622          400
          Ratification bonus........................         --          --          --         400           --
          Management Fee............................        500         500         500         500          125
                                                      ---------  ----------  ----------  ----------   ----------
        Less:
          Non-cash curtailment gain.................         --          --          --        (292)          --
                                                      ---------  ----------  ----------  ----------   ----------
        Adjusted EBITDA............................   $  32,414  $   32,398  $   32,390  $   25,087   $   21,622
                                                      =========  ==========  ==========  ==========   ==========

(11) Earnings were not sufficient to cover fixed charges by $34,924 in 1998, due to a $40,000 goodwill write-off taken as of January 1, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE MORE DETAILED INFORMATION IN THE AUDITED FINANCIAL STATEMENTS, INCLUDING THE RELATED NOTES, APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

COMPANY OVERVIEW

      True Temper Sports, Inc. or "True Temper", a wholly owned subsidiary of True Temper Corporation, is a leading designer, manufacturer and marketer of both steel and composite graphite golf club shafts for original equipment manufacturers and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance sports products that offer high strength and tight tolerance tubular components to the bicycle, hockey and other recreational sports markets. In 2002, golf shaft sales represented 96% of total revenues, and performance-sports sales represented 4%.

YEAR IN REVIEW -- 2002

      Continuing the trend that began during the second half of 2000, the past year proved to be another very challenging one for the overall global economy and the golf equipment industry. As is now widely publicized, the US economy began slowing down during the second half of 2000, a scenario which has now continued throughout 2001 and 2002. The overall U.S. economy deteriorated until it was finally declared a recession in the third quarter of 2001. These trends were also reflected in the general conditions of the golf equipment industry, which began showing signs of softening during the second half of 2000. Many golf industry analysts reported that rounds played and unit sales for equipment such as clubs and balls declined from 3% to 5% between 2000 and 2001.

      Unfortunately this trend continued in 2002 as rounds played, unit volume for golf ball sales, and equipment sales for both woods and irons all declined for a second straight year. We believe this decline in golf participation and equipment purchases is fueled by concerns from a weak global economic environment and higher domestic unemployment rates.

      As a company, True Temper felt the effect of the economic environment noted above, however, our sales declined only $3.7 million due to new product introductions and a strong improvement in year over year sales of premium steel shaft units, particularly putters and wedges.

      Despite the difficult circumstances we believe True Temper performed well on a full year basis during 2002 by recording sales of $107.4 million compared to $111.1 million in 2001, a decrease of 3.3%, while achieving an Adjusted EBITDA level flat to 2001. Although the top line revenue performance was down slightly year over year, the sales trends during the second half of 2002 reflected an improving landscape.

      In the first half of 2002 True Temper's net sales decreased 14.1% to $59.3 million from $68.9 million in the first half of 2001. This decrease was driven primarily by reduced sales of our multi-material golf shaft product line, which was introduced in the first quarter of 2001 and had considerable initial pipeline fill and an overall heightened interest level during the first six months following its introduction.

      During the second half of 2002 our net sales increased by 14.3% to $48.1 million from $42.1 million recorded during the second half of 2001. This increase was driven primarily by the introduction of innovative new lightweight steel products such as our TX90 shaft, and the increased demand of steel shafts for putters and wedges.

      For the year True Temper was able to increase operating income by $0.3 million (as adjusted for goodwill amortization and certain other expenses described in more detail elsewhere in this MD&A). This increase was generated by several offsetting factors in our operating performance. Gross profit margins improved slightly between years with a favorable shift in the mix of sales to higher margin products, slightly favorable foreign currency exchange rates, and reductions in the cost of natural gas. In addition, we reduced our overall SG&A expenses by $1.4 million to $13.6 million from $15.0 million in the prior year. Conversely, our operating performance was negatively impacted by increasing medical and pension expenses during 2002.

      Also during 2002, as golf club assembly operations continued to move to Southeast Asia, and in response to the increasingly challenging economic environment, we took the initial steps toward establishing an operational presence in China. This business development project is more fully described elsewhere in this MD&A.

      Finally, in late 2002, we refinanced our existing bank credit facility and borrowed $25.0 million. Under the new term loan agreement, $23.5 million was disbursed to our parent company, True Temper Corporation ("TTC"), in the form of a dividend. The proceeds were used by TTC to extinguish a portion of their high interest rate debt, thereby allowing TTC to reduce its future annual cash interest expense by over $1.5 million.

OUTLOOK FOR 2003

      Although our sales in the second half of 2002 increased compared to the same period in 2001, our outlook and forecast for 2003 is still very guarded. We believe that we will continue to perform very well against our competition and that our new product initiatives and plans position us well for the future, the current economic environment and global uneasiness from military conflict cast a cautious tone over the outlook for 2003. The incoming order trends for True Temper during the second half of 2002 were encouraging, yet the general mood and sentiment from customers and retailers remains subdued. As a result, we continue to receive orders with relatively short lead times that provide limited visibility for forecasting future sales volume.

      We expect that our sales volume in 2003 will be driven by several key factors and company initiatives:

      1) We expect that sales of steel golf shafts will continue to perform well as we develop and market innovative new products such as our family of light weight TX 90 steel shafts, as well as develop new products & designs to support the current market for putters and wedges.

      2) As golf club head designs have been getting bigger and heavier, we developed a new graphite shaft technology known as Grafalloy Blue. The shaft has been designed to provide improved performance characteristics that not only reduce dispersion but also increase distance off the tee. We introduced Grafalloy Blue in the fourth quarter of 2002 and will extensively market this product in 2003. In addition we plan to devote engineering resources to develop a new platform of composite graphite products under the True Temper and Grafalloy brands.

      3) Finally, we plan to continue our efforts to develop and grow sales volumes for our Performance Sports segment (formally known as Performance Tubing), with particular emphasis on the bicycle and hockey markets. During the past three years we increased our sales of performance sports products made with composite graphite for the hockey, lacrosse and bicycle markets while sales volumes for lower margin steel tubing products decreased as we began to shift our customer base. In 2003 we intend to continue our focus on the Performance Sports segment by working closely with new and existing customers in the bicycle and hockey markets.

      In terms of our cost base, as with other manufacturing companies we will be subject to general inflation factors in the overall economy during 2003. In addition, we see potential cost increases to our pension, employee medical benefits and natural gas expenses that could, for a variety of reasons, outpace the general level of inflation.

      In 2002 we elected to expand our manufacturing capacity to better service our growing customer demand in Japan and Southeast Asia as well as more effectively compete in certain low cost markets and product categories. During the year we spent approximately $.3 million in travel, consulting, legal, personnel recruiting and other start up business development costs to initiate opening a composites manufacturing operation in southern China. We expect to complete the site preparation for this manufacturing facility during the second quarter of 2003 and begin the initial production of golf shafts during the third quarter of 2003.

      During 2003 the Company expects to incur additional business development and start-up costs of approximately $1.5 million to establish this manufacturing facility. Most of these business development and start-up costs will represent certain expenses normally associated with start-up operations, including management travel, professional consulting, legal services, personnel hiring costs, equipment move and installation costs and systems set-up. In addition, the Company expects to incur some initial operating inefficiencies against cost of goods sold once we begin manufacturing products. In 2003 the Company also expects to spend approximately $0.7 million in capital expenditures for leasehold improvements for the facility and other incremental capital investments as required.

RESULTS OF OPERATIONS

      The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                                             FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                        ----------------------------
                                                          2002       2001      2000
                                                        --------   --------  -------
     Net sales.......................................    100.0%     100.0%    100.0%
     Cost of sales...................................     60.7       61.0      59.1
       Gross profit..................................     39.3       39.0      40.9
     Selling, general and administrative expenses....     12.6       13.5      15.3
     Amortization of goodwill........................       --        2.4       2.4
     Impairment charge on long-lived assets..........       --         --       1.0
     Business development and start-up costs.........      0.3         --        --
     Restructuring costs.............................       --         --       0.0
     Loss on early extinguishment of debt............      0.7         --        --
       Operating income..............................     25.7       23.1      22.2
     Interest expenses, net of interest income.......     11.4       11.4      12.4
     Other expenses, net.............................      0.1        0.0       0.1
       Earnings before income taxes..................     14.2       11.7       9.8
     Income taxes (benefit) expense..................      5.6      (10.4)      4.7
       Net income....................................      8.6%      22.1%      5.1%

     EBITDA..........................................     28.7%      28.7%     27.9%
     Adjusted EBITDA.................................     30.2%      29.2%     29.3%

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

      NET SALES for 2002 decreased $3.7 million, or 3.3%, to $107.4 million from $111.1 million in 2001. Net sales of golf shafts decreased by $3.6 million to $102.8 million in 2002 from $106.3 million in 2001. This decrease was driven primarily by reduced sales of our multi-material golf shaft product line, which was introduced during the first quarter of 2001. The sales generated during 2001 were magnified by the initial sales to OEM's and distributors to fill the supply chain, as well as the industry-wide interest generated by the nature of this new product offering. However, in 2002 demand for the multi-material shafts declined as OEM's and distributors focused on lighter-weight 100% graphite shafts to accommodate the heavier and bigger golf club heads coming to market. The decline in sales of multi-material golf shafts and other shafts was partially offset by the increase in our sales of premium grade steel shafts which have strengthened with the introduction of our new lighter weight steel products and the year over year industry wide increase in unit sales for both putters and wedges.

      Performance sports sales decreased slightly to $4.6 million in 2002 from $4.8 million in 2001. This decrease reflects our decision to exit certain lower margin steel tubing markets and was partially offset by increased sales of bicycle and hockey products.

      Net sales to our international customers increased $6.8 million, or 29.1%, to $30.3 million in 2002 from $23.4 million in 2001. This increase was driven primarily by increased unit sales volume in premium grade steel shafts which have strengthened with the introduction of new lighter weight steel products. In addition export sales have grown with the continued shift of golf club assembly operations to Southeast Asia. Lastly, we recognized approximately $0.4 million in higher sales from favorable changes to foreign currency exchange rates over the course of 2002.

      GROSS PROFIT for the year decreased $1.1 million, or 2.6%, to $42.2 million in 2002 from $43.4 million in 2001. Gross profit as a percentage of net sales increased to 39.3% from 39.0% the prior year. This slight increase in gross profit as a percentage of net sales was driven by several factors, including a favorable shift in the mix of sales to higher margin products, the positive impact from changes in foreign currency exchange rates between the US dollar and other currencies and decreases in the cost of natural gas. These favorable factors were somewhat offset by increased costs for employee medical benefits, pension expense, inventory valuation adjustments and other inflation factors.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the year decreased $1.4 million, or 9.3%, to $13.6 million in 2002 from $15.0 million in 2001. As a percentage of net sales, SG&A decreased to 12.6% in 2002 from 13.5% the prior year. This decrease was driven primarily by a $1.5 million decrease in promotional advertising expenses. In 2001 we incurred significant advertising and promotional expenses to promote our new BiMatrx products. This promotion effort included a national television advertising program. As we entered 2002, recognizing the challenging economic environment, we decided to reduce our promotional spending for the year.

      BUSINESS DEVELOPMENT AND START-UP COSTS in 2002 were $0.3 million. This amount is comprised of travel, consulting, legal, personnel recruiting and other start up business costs relating to opening a composite manufacturing operation in southern China.

      LOSS ON EARLY EXTINGUISHMENT OF LONG-TERM DEBT was $0.8 million. The Company elected to adopt Statement 145, Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, as of January 1, 2002, and as such its loss on the early extinguishment of debt in 2002 was recorded as a component of operating income. In the fourth quarter of 2002 we refinanced our existing bank credit facility with a new term loan agreement. As a result we wrote off the remaining unamortized deferred financing costs associated with our 1998 bank credit facility. The Company did not extinguish debt in 2001 or 2000.

      OPERATING INCOME in 2002 increased by $1.9 million, or 7.3%, to $27.6 million from $25.7 million in 2001. Operating income as a percentage of net sales increased to 25.7% in 2002 from 23.1% in 2001. Effective January 1, 2002, we adopted FASB No. 142, Goodwill and Other Intangible Assets, which requires us, among other things, to discontinue the amortization of our goodwill. In 2001 goodwill amortization was $2.7 million. Excluding the effects of goodwill amortization in 2001, the loss on early extinguishment of debt and business development and start-up costs in 2002, operating income for 2002 would have increased by $0.3 million, or 1.0% from 2001 and operating income as a percentage of net sales would have increased to 26.7% from 25.6%. The remainder of the change in operating income reflects the changes described above in sales, gross profit and SG&A expenses.

      INTEREST EXPENSE for the year decreased by $0.4 million, to $12.2 million in 2002 from $12.7 million in 2001. The decrease was generated from the decline in the average outstanding balance of our term bank debt between periods and the lower weighted average interest rates on our variable rate debt between years.

      INCOME TAX expense changed by $17.5 million, to a $6.0 million expense in 2002 from an $11.5 million benefit in 2001. In 2001 the Company determined it was more likely than not the Company would realize the tax benefit of its deferred tax assets and eliminated its $17.6 million valuation allowance recorded against its deferred tax assets. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes, and in 2001 the pre-tax income added back for the non-deductible portion of goodwill amortization and the elimination of the valuation allowance on deferred tax assets.

      NET INCOME for the year 2002 decreased to $9.3 million from $24.6 million in 2001, and reflects the impact of the changes described above.

      EBITDA and Adjusted EBITDA are measurements used by some to gauge our operating performance and liquidity. EBITDA represents operating income plus depreciation and amortization of goodwill. Adjusted EBITDA represents EBITDA plus business development and start-up costs, management service fees, and the early extinguishment of debt.

      EBITDA and Adjusted EBITDA should not be considered as an alternative to net income or any other GAAP measurement of performance, as a sole indicator of operating performance, or an alternative to cash flow from operating, investing and financing activities as a measure of liquidity.

      EBITDA and Adjusted EBITDA for the years ended December 31, 2002 and 2001 are calculated as follows:

                                                       2002         2001
                                                    ----------   ----------
    Operating income............................    $   27,573   $   25,690
    Plus:
      Depreciation..............................         3,252        3,513
      Amortization of goodwill..................            --        2,695
                                                    ----------   ----------
    EBITDA......................................        30,825       31,898
    Plus:
      Business development and start-up costs ..           312           --
      Loss on early extinguishment of debt......           777           --
      Management Fee............................           500          500
                                                    ----------   ----------
    Adjusted EBITDA.............................    $   32,414   $   32,398
                                                    ==========   ==========

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

      NET SALES for 2001 increased $0.4 million, or 0.4%, to $111.1 million from $110.6 million in 2000. Net sales of golf shafts decreased slightly by approximately $0.3 million to $106.3 million in 2001 from $106.6 million in 2000. The change in golf shaft sales was generated from a combination of offsetting factors. The Company realized a strong increase in sales of shafts for driver and fairway woods, especially in the first half of 2001, with the successful introduction of the BiMatrx shafts. This increase was offset by a decrease in the sales of our existing golf shaft products which we believe is the result of (i) poor spring weather conditions in many key geographic regions for golf participation, (ii) the soft domestic and worldwide economies, and
(iii) a general slowdown in the golf equipment market during 2001 from an apparent lack of new product offerings by OEM's that provide an incremental improvement in performance for the avid core golfer.

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

      As described above, in 2000 we completed the termination of one of our defined benefit plans. After satisfying all liabilities of the terminated plan and reverting the remaining assets back to the Company, we recorded a net settlement/curtailment gain of $0.7 million in the fourth quarter of 2000, of which $0.3 million was recorded as a reduction to the 2000 SG&A expenses.

      OPERATING INCOME in 2001 increased by $1.1 million. This increase reflects the impact of the $1.9 million decrease in gross profit, offset by $1.9 million of reduced SG&A expenses in 2001, and the lack of a $1.1 million asset impairment charge in 2000.

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

      EBITDA and Adjusted EBITDA are measurements used by some to gauge our operating performance. EBITDA represents operating income plus depreciation and amortization of goodwill. Adjusted EBITDA represents EBITDA plus restructuring costs, management service fees, and the impairment charge on long- lived assets.

      EBITDA and Adjusted EBITDA for the years ended December 31, 2001 and 2000 are calculated as follows:

                                                         2001         2000
                                                      ----------   ----------
      Operating income............................    $   25,690   $   24,594
      Plus:
        Depreciation..............................         3,513        3,535
        Amortization of goodwill..................         2,695        2,701
                                                      ----------   ----------
      EBITDA......................................        31,898       30,830
      Plus:
        Restructuring cost........................            --            7
        Impairment charge on long-lived assets....            --        1,053
        Management Fee............................           500          500
                                                      ----------   ----------
      Adjusted EBITDA.............................    $   32,398   $   32,390
                                                      ==========   ==========

      The following table shows cash flow activity by source. Discussion of cash flow activity is noted in the Liquidity and Capital Resources section below.

                                                        2002         2001
                                                     ----------   ---------
      Net cash provided by operating activities...   $  19,903    $ 12,162
      Net cash used in investing activities.......      (1,164)     (2,291)
      Net cash used in financing activities.......     (19,846)     (5,862)

LIQUIDITY & CAPITAL RESOURCES

GENERAL

      At the beginning of 2002 we had a bank credit facility which included a $20.0 million non-amortizing revolving credit facility with funds available on a revolving basis through September 30, 2004, a $10.0 million term A loan due in 2004 and a $27.5 million term B loan due in 2005. At September 29, 2002 the unpaid balance on the term A and term B loans were $13.0 million collectively. In October 2002 the Company repaid the entire $13.0 million outstanding balance on these term loans.

      In the fourth quarter of 2002 we decided to refinance our bank debt by eliminating our existing senior credit facility, as described above, and obtain a new senior credit facility. On December 31, 2002 we entered a new senior credit facility which includes a $15.0 million non-amortizing revolving credit facility, and a $25.0 million term loan. Amounts under the revolving credit facility are available on a revolving basis through December 31, 2007. The term loan requires quarterly cash interest and principal payments beginning in March 2003 and continuing through December 2007 as more fully outlined in our notes to the 2002 financial statements included elsewhere in this annual report.

      The Company used the proceeds from this loan to pay a dividend to True Temper Corporation ("TTC") in order that TTC could repay a portion of the outstanding principal on its senior discount notes which carry a 13.25% PIK interest rate or a 12.25% cash interest rate.

      In addition, we have $99.7 million in 10 7/8% Senior Subordinated Notes Due 2008 (the "Notes"). The Notes require cash interest payments each June 1 and December 1, beginning June 1, 1999. The Notes are redeemable at the Company's option, under certain circumstances and at certain redemption prices, beginning December 1, 2003.

      Both the new senior credit facility and the Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit our ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The new senior credit facility also requires us to maintain certain specified financial ratios and tests including minimum EBITDA levels, minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. At December 31, 2002 we were in compliance with all of the covenants in both the new senior credit facility and the Notes. Furthermore, the new senior credit facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of our excess cash flow.

Year Ended December 31, 2002

      Cash provided by operating activities increased to $19.9 million in 2002 from $12.2 million in 2001. This increase was driven by a decrease in cash required for working capital needs, specifically trade accounts receivable, accounts payable and other liabilities.

      We used $1.2 million to invest in property, plant and equipment in 2002 compared to the $2.0 million we spent in 2001. In 2001, $0.3 million was used to purchase the production assets and intellectual property rights from Advanced Materials Engineering ("AME"). AME is a designer and manufacturer of composite carbon fiber bicycle forks for use in high-end road bikes under the Alpha Q brand name.

      In 2002 we repaid the remaining $16.5 million balance of our original senior credit facility. Effective December 31, 2002 we refinanced our senior credit facility as more fully described in footnote 9 to the financial statements located elsewhere in this annual report. In 2001 we repaid $1.9 million of the principal of our original senior credit facility, and in 2000 we repaid $18.0 million. Under the terms of our new senior credit facility, we will be required to pay $4.0 million in scheduled principal payments during 2003.

      In 2002 we declared and made four quarterly dividends to our parent company, True Temper Corporation, totaling $27.1 million. These funds were used by our parent company to make quarterly interest payments on its senior discount notes, and to voluntarily repay a portion of the principal totaling $22.4 million, as more fully described in footnote 9 to the financial statements located elsewhere in this annual report. In 2001 and 2000 we declared and paid dividends to our parent company of $3.6 million and $1.2 million respectfully.

      In addition, in the first quarter of 2002 we repurchased $0.3 million in Notes in an open market repurchase program.

      The Company currently plans to use its existing cash and cash provided from future operations, if any, as allowed within the covenants of our existing senior credit facility and our Notes, to:

      -     Repay our senior credit facility, and/or

      - Issue quarterly cash dividends to our parent company, True Temper Corporation, for its use to pay cash interest and or principal amounts on its Senior Discount Notes, and/or

      - To make additional investments in the business for growth, which may include, among other things, capital expenditures, business acquisitions, and/or expenditures for business development and expansion in China, and/or

      -     Repurchase Notes from existing Note holders.

      In addition to the debt service obligations for principal and interest payments created by the senior credit facility and the Notes described above, our liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. We intend to fund our current and long term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of December 31, 2002 we have the $15.0 million revolving credit facility available for future cash requirements. The maximum amount the Company may use of the $15.0 million revolving credit facility is limited by the financial covenants contained within the senior credit facility. See footnote 9 in the 2002 financial statements for further discussion of the new senior credit facility.

      The following table reflects the Company's contractual cash obligations for long-term debt and capital and operating leases as of December 31, 2002.

                                                  2004       2006
                                                 through    through
                                Total    2003     2005       2007    Thereafter
                              --------  ------  --------   --------  ----------
Long-Term Debt..............  $  124.7  $  4.0  $   9.5    $  11.5     $    99.7
Operating Leases............       1.6     0.8      0.8        --            --
Purchase Commitments (1)....  $    0.4  $  0.4      --         --            --
                              --------  ------ -------      -------    --------
Total.......................  $  126.7  $  5.2  $  10.3    $  11.5     $    99.7
                              ========  ======  =======    ========    =========

----------
1) Amount represents the purchase commitments of natural gas and nickel used in the manufacture of steel golf shafts at our Amory, Mississippi facility.

      In addition to the contractual cash obligations noted in the table above, the Company also has a management services agreement with our principle share holder which requires the payment of an annual advisory fee of $0.5 million.

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

      Nonetheless, as noted in our earlier disclosure regarding the changes in gross profit between 2000 and 2001, we experienced an unusually large increase in the cost of natural gas we use for our steel plant operations in Amory, Mississippi in 2001, when the average cost of natural gas delivered to our Amory plant increased by over 50% compared to the average price we paid for delivered gas in 2000. During 2002 we experienced a decline in our cost for natural gas, and based upon current market prices and purchases of natural gas contracts for 2003, we expect natural gas costs to increase substantially in the first half of 2003.

      In addition, during the second half of 2001, True Temper recognized a significant increase in insurance premiums for our employee health benefits coverage. Beginning in July 2001, the health insurance premiums for one of our plans, covering a majority of our employees, increased significantly compared to the national average. The Company expects its increases in health benefit costs will equal or exceed the national average in 2003.

DEFERRED TAX ASSETS

      In conjunction with the leveraged recapitalization and the issuance of the Senior Subordinated Notes, we recognized an increase in our deferred tax assets, since the recapitalization was treated as a taxable business combination for federal and state income tax purposes. This resulted in a step-up in our tax basis. This step-up in tax basis provided approximately $185.6 million in future tax deductions and a reduction of approximately $52.9 million in future tax payments over the 15 year period beginning with 1998, net of a valuation reserve of approximately $17.6 million that was established in 1998 when the Recapitalization occurred. We elected to make a Section 338(h)(10) election under the Internal Revenue Code resulting in an anticipated annualized cash tax benefit of approximately $4.7 million, if fully utilized.

      In the fourth quarter of 2001, after considering the Company's historical financial performance for the preceding three years, and other available evidence, the Company determined that it was more likely than not the Company will realize the tax benefit of all of its deferred tax assets. As a result the Company's valuation allowance on its deferred tax assets was eliminated with the change in the valuation allowance recorded as a deferred tax benefit.

      See footnote 10 to the financial statements, included elsewhere in this filing, for a more complete discussion of the Company's deferred tax asset.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires the appropriate application of certain accounting policies, many of which require Company management to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and accompanying notes. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from management's estimates. Such differences may be material to the financial statements.

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

      The Company's accounting policies are more fully described in footnote 2 to the financial statements, located elsewhere in this annual report. The Company has identified certain critical accounting policies which are described below.

      REVENUE RECOGNITION. The Company derives substantially all of its revenue from the sales of golf shafts and performance sports products. Revenue is recognized when all of the following conditions exist: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the revenue amount is determinable and (iv) collection is reasonably assured. Liabilities are established for estimated returns, allowances, and discounts at the time revenue is recognized.

      IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING GOODWILL. The Company accounts for long-lived assets in accordance with the provisions of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144) and evaluates its goodwill for impairment under Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). The Company evaluates its goodwill for impairment on an annual basis. The Company periodically evaluates its long-lived assets, including goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors. The valuation of our long-lived assets, including goodwill requires us to use our judgment in evaluating these indicators.

      In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

      Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

      VALUATION FOR DEFERRED INCOME TAXES. The Company's financial statements include an estimate of income taxes assessed in each legal jurisdiction in which the Company operates. These income taxes include both a current payable amount, as well as a deferred portion which results from a variety of temporary book versus tax treatment differences. These differences result in deferred tax assets and liabilities, which are included in the Company's balance sheet. Once established, any deferred tax asset must be evaluated to determine the likelihood that we will generate sufficient future taxable income to utilize the full amount. When facts and circumstances warrant, the Company establishes, increases or reduces valuation allowances associated with deferred tax assets in order to reflect which assets meet the more likely than not realizability test.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

      In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which will affect income statement classification of gains and losses from extinguishment of debt. Statement 145 considers extinguishment of debt a risk management strategy by the reporting entity and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB 30. Statement 145 is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company elected to adopt Statement 145 as of January 1, 2002, and as such its loss on the early extinguishment of debt in 2002 was recorded as a component of operating income. The Company did not extinguish debt in 2001 or 2000.

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

      In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The Company currently does not have a stock option plan consequently Statement No. 148 does not apply.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

      The Private Securities Litigation Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by our Company. This document contains forward-looking statements, including but not limited to, Item 1 of
Part I, Business, and Item 7 of Part II, Management's Discussion and Analysis of Financial Condition and Results of Operations. All statements which address operating performance, events or developments that we expect, plan, believe, hope, wish, forecast, predict, intend, or anticipate will occur in the future are forward looking statements within the meaning of the Act.

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

      The Company's views, estimates, plans and outlook as described within this annual report may change subsequent to the release of this statement. The Company is under no obligation to modify or update any or all of the statements it has made herein despite any subsequent changes the Company may make in its views, estimates, plans or outlook for the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

      The table below provides information about our debt obligations as of December 31, 2002 that are sensitive to changes in interest rates. The table presents cash flows and related weighted average interest rates by expected maturity dates (dollars in millions).

                                                      Expected Maturity Date
                                                                                     There-             Fair
 LONG TERM DEBT                              2003    2004    2005   2006   2007      after     Total    Value
                                            -----   -----   -----  -----   ----     --------  -------  -------

Fixed Rate 10.875% Senior Subordinated
  Notes.................................    $  --   $  --   $  --  $  --   $  --   $ 99.70   $  99.7   $102.7
  Average Interest Rate.................                                             10.88%    10.88%
Variable Rate Senior Credit Facility....    $ 4.0   $ 4.5   $ 5.0  $ 5.5   $ 6.0   $    --   $  25.0  $  25.0
  Average Interest Rate (a).............

----------
(a) Variable rate long-term debt is comprised of term loans under the senior credit facility. The senior credit facility provides for interest at our option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 2.25%, or (2) under a LIBOR option with a borrowing spread of LIBOR plus 3.50%.

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

    Assuming a hypothetical 10% adverse change in all foreign currencies, with the resulting functional currency gains and losses translated into U.S. dollars at the spot rate, the loss in fair value of exchange contracts held on December 31, 2002, would be $0.7 million. Those losses would be offset by gains on the underlying receivables being hedged. See footnote 2(i) to the financial statements for further discussion of foreign currencies.

    In addition, during 2002 we began, on a limited basis, to purchase forward foreign currency contracts for future months' anticipated foreign currency sales. As of December 31, 2002 we had purchased a forward foreign currency collar for approximately 75% of our anticipated first quarter 2003 Japanese yen sales. Similar to our forward-exchange contracts described above, we marked this contract to market as of December 31, 2002.

COMMODITY RISK

    We have some exposure to risks associated with fluctuations in prices for commodities such as nickel and natural gas which are used to manufacture our products. Nickel is used in the plating of steel golf shafts, and natural gas is used as an energy source primarily in our steel manufacturing operations. In some cases we will purchase contracts to lock in prices for both nickel and natural gas to be delivered anywhere from one to twenty-four months from the date the contract is consummated. As of December 31, 2002 we held either under contract or have purchased approximately 10% of our expected 2003 usage of natural gas, and approximately 50% of our expected 2003 usage of nickel.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
True Temper Sports, Inc.

    We have audited the accompanying balance sheets of True Temper Sports, Inc. as of December 31, 2002 and 2001 and the related statements of operations, changes in stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audit of the financial statements, we also audited the accompanying financial statement schedule. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of True Temper Sports, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    As discussed in the note 2(g), in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

KPMG LLP

Memphis, Tennessee
March 3, 2003

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                        2002          2001          2000
                                                    ------------  ------------  -----------
NET SALES.......................................    $   107,401   $   111,083   $   110,636
Cost of sales...................................         65,161        67,735        65,382
                                                    -----------   -----------   -----------
  GROSS PROFIT..................................         42,240        43,348        45,254
Selling, general and administrative expenses....         13,578        14,963        16,899
Amortization of goodwill........................             --         2,695         2,701
Impairment of long-lived assets.................             --            --         1,053
Business development and start-up costs ........            312            --            --
Restructuring costs.............................             --            --             7
Loss on early extinguishment of long-term debt              777            --            --
                                                    -----------   -----------   -----------
  OPERATING INCOME..............................         27,573        25,690        24,594
Interest expense, net of interest income........         12,236        12,660        13,693
Other expenses, net.............................             93            (2)           56
                                                    -----------   -----------   -----------
  INCOME BEFORE INCOME TAXES....................         15,244        13,032        10,845
Income taxes....................................          5,992       (11,539)        5,218
                                                    -----------   -----------   -----------
  NET INCOME....................................    $     9,252   $    24,571   $     5,627
                                                    ===========   ===========   ===========


                 See accompanying notes to financial statements.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                   DECEMBER 31,
                                                                            -------------------------
                                                                                2002          2001
                                                                            -----------   -----------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents.............................................    $     7,070   $     8,177
  Receivables, net......................................................         15,083        13,459
  Inventories...........................................................         15,055        13,441
  Deferred financing costs..............................................            566           671
  Prepaid expenses and other assets.....................................          1,198         1,078
                                                                            -----------   -----------
          Total current assets..........................................         38,972        36,826
Property, plant and equipment, net......................................         14,561        16,729
Goodwill, net...........................................................         71,506        71,506
Deferred tax assets, net................................................         54,832        60,356
Deferred financing costs, net...........................................          2,787         3,300
Other assets............................................................            722           613
                                                                            -----------   -----------
          Total assets..................................................    $   183,380   $   189,330
                                                                            ===========   ===========
                    LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt.....................................    $     4,000   $     4,675
  Accounts payable......................................................          5,999         4,390
  Accrued expenses and other liabilities................................          7,075         4,836
                                                                            -----------   -----------
          Total current liabilities.....................................         17,074        13,901
Long-term debt, net of current portion..................................        120,730       111,829
Post-retirement medical obligation......................................          2,508         2,297
                                                                            -----------   -----------
          Total liabilities.............................................        140,312       128,027
STOCKHOLDER'S EQUITY
Common stock -- par value $0.01 per share; authorized
  1,000 shares; issued and outstanding 100 shares.......................             --            --
Additional paid-in capital..............................................         40,326        40,326
Retained earnings.......................................................          3,145        20,977
Accumulated other comprehensive loss, net of taxes......................           (403)           --
                                                                            ------------  -----------
          Total stockholder's equity....................................         43,068        61,303
                                                                            -----------   -----------
          Total liabilities and stockholder's equity....................    $   183,380   $   189,330
                                                                            ===========   ===========

                 See accompanying notes to financial statements.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)

                                     COMMON STOCK                     RETAINED     ACCUMULATED
                                   ----------------    ADDITIONAL    EARNINGS/        OTHER
                                               PAR      PAID IN    (ACCUMULATED   COMPREHENSIVE
                                   SHARES     VALUE     CAPITAL      DEFICIT)         LOSS          TOTAL
                                   ------    -------   ----------  -------------  --------------  ----------

BALANCE AT DECEMBER 31, 1999....      100    $   --    $  40,326    $    (4,445)   $         --   $  35,881

  Net income....................       --        --           --          5,627              --       5,627

  Dividends declared to parent
     company....................       --        --           --         (1,188)             --      (1,188)
                                   ------    -------   ---------    ------------   -------------  ----------

BALANCE AT DECEMBER 31, 2000....      100    $   --    $  40,326    $        (6)   $         --   $  40,320

  Net income....................       --        --           --         24,571              --      24,571

  Dividends declared to parent
     company....................       --        --           --         (3,588)             --      (3,588)
                                   ------    -------   ---------    ------------   -------------  ----------

BALANCE AT DECEMBER 31, 2001....      100    $   --    $  40,326    $    20,977    $         --   $  61,303

  Net income....................       --        --           --          9,252              --       9,252

  Minimum pension liability, net
     of taxes...................       --        --           --             --            (403)       (403)
                                                                                                  ----------

  Comprehensive loss, net of
     taxes......................                                                                      8,849

  Dividends declared to parent
     company....................       --         --          --        (27,084)             --     (27,084)
                                   ------    -------   ---------    ------------   -------------  ----------

BALANCE AT DECEMBER 31, 2002....      100    $   --    $  40,326    $     3,145    $       (403)  $  43,068
                                   ======    =======   =========    ============   =============  ==========

                 See accompanying notes to financial statements.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------
                                                                       2002           2001          2000
                                                                   -----------    -----------   -----------
OPERATING ACTIVITIES
  Net income...................................................    $     9,252    $    24,571   $     5,627
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization.............................          3,252          6,208         6,236
     Amortization of deferred financing costs..................            697            652           628
     Loss on disposal of property, plant and
       equipment...............................................             80             --            96
     Loss on early extinguishment of long-term debt............            777             --            --
     Impairment charge on long-lived assets and inventory......             --             --         1,053
     Deferred taxes............................................          5,770        (11,770)        5,040
     Other noncash activities..................................             --             --            75
     Changes in assets and liabilities, net of acquisitions:
       Receivables, net........................................         (1,624)        (3,511)        3,138
       Inventories.............................................         (1,614)           967        (3,037)
       Prepaid expenses and other assets.......................           (115)           660        (1,084)
       Accounts payable........................................          1,609         (3,102)        2,212
       Accrued interest........................................            (25)            48          (174)
       Other liabilities.......................................          1,844         (2,561)          797
                                                                   -----------    -----------   -----------
       Net cash provided by operating activities...............         19,903         12,162        20,607
INVESTING ACTIVITIES
  Purchase of property, plant and equipment....................         (1,164)        (2,001)       (3,621)
  Proceeds from the sales of property, plant and
     equipment.................................................             --             37            22
  Purchase of AME..............................................             --           (327)           --
  Other investing activities...................................             --             --            56
                                                                   -----------    -----------   -----------
       Net cash used in investing activities...................         (1,164)        (2,291)       (3,543)
FINANCING ACTIVITIES
  Proceeds from issuance of bank debt..........................         25,000             --            --
  Principal payments on bank debt..............................        (16,504)        (1,901)      (18,000)
  Repurchase of Senior Subordinated Notes......................           (270)            --            --
  Premium paid to repurchase Senior Subordinated Notes.........            (12)            --            --
  Principal payments on capital leases.........................            (18)           (25)          (74)
  Payment of debt issuance costs...............................           (844)          (202)          (64)
  Dividends paid...............................................        (27,084)        (3,588)       (1,188)
  Other financing activity.....................................           (114)          (146)            3
                                                                   -----------    -----------   -----------
       Net cash used in financing activities...................        (19,846)        (5,862)      (19,323)
Net increase (decrease) in cash................................         (1,107)         4,009        (2,259)
Cash at beginning of year......................................          8,177          4,168         6,427
                                                                   -----------    -----------   -----------
Cash at end of year............................................    $     7,070    $     8,177   $     4,168
                                                                   ===========    ===========   ===========

                 See accompanying notes to financial statements.

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

(1)   DESCRIPTION OF BUSINESS

      True Temper Sports, Inc. ("True Temper" or the "Company") is primarily engaged in the design, manufacture and sale of steel and composite golf club shafts as well as a variety of other high strength, high tolerance tubular components for the bicycle, automotive and recreational sports markets. True Temper's manufacturing plants and related facilities are located in Memphis, Tennessee, Amory and Olive Branch, Mississippi and El Cajon, California. The majority of True Temper's sales are to golf club manufacturers and distributors primarily located in the United States, Europe, Japan, Australia and Southeast Asia. True Temper operates as a wholly-owned operating subsidiary of True Temper Corporation.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   REVENUE RECOGNITION

            Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the revenue amount is determinable and collection is reasonably assured. Valuation allowances are established for estimated returns, allowances and discounts at the time revenue is recognized.

      (b)   USE OF ESTIMATES

            The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuation allowances for receivables, inventories and deferred income tax assets; environmental liabilities; valuation of derivative instruments; and assets and obligations related to employee benefits. Actual results could differ from those estimates.

      (c)   TRADE ACCOUNTS RECEIVABLE

            Trade receivables are net of allowance for doubtful accounts of $653 and $539 as of December 31, 2002 and 2001, respectively.

      (d)   INVENTORIES

            Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

      (e)   DEFERRED FINANCING COSTS

            Costs associated with the issuance of debt are deferred and amortized as a component of interest expense over the life of the related debt, using a method that approximates the interest method.

      (f)   PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment is stated on a historical cost basis, net of accumulated depreciation. Depreciation is provided over the estimated useful life of each asset using the straight-line method. Leasehold improvements are amortized over the shorter of the useful life or the applicable lease term. In general the estimated useful lives are as follows:

                             ASSET CATEGORY                              LIFE
            -----------------------------------------------------    -----------
            Buildings............................................    15-40 years
            Furniture and office equipment.......................    10-15 years
            Machinery and equipment..............................     8-15 years
            Computers and related equipment......................      2-4 years
            Leasehold improvements...............................     6-15 years
            Assets held for use--not currently used for
              production.........................................        8 years

      (g)   GOODWILL

            Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

            In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Company performed an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The Company was not required to perform the second step for any reporting unit, as the fair value of each reporting unit exceeded its carrying amount. The Company will test reporting amount of goodwill for potential impairment on an annual basis in the Company's fiscal fourth quarter or sooner if a goodwill impairment indicator is identified.

            Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally between 20 and 40 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation.

      (h)   DERIVATIVE INSTRUMENTS

            In June 2000, FASB Statement 138, Accounting for Derivative Instruments and Hedging Activity -- Deferral of the Effective Date of FASB Statement 133, was issued. This statement shall be effective for all fiscal quarters of all fiscal years beginning after January 1, 2001. This statement requires recognition of the fair value of all derivative instruments, including certain derivative instruments embedded in other contracts, on the balance sheet and establishes new accounting rules for hedging activities. The Company uses derivative financial instruments for purposes other than trading to reduce its exposure to fluctuations in foreign currencies.

            The Company's derivative instruments have not been designated nor do they qualify as hedging instruments under the provisions of Statements 133 and 138 and the Company recognizes any changes in the derivative financial instruments' fair value in earnings.

      (i)   FOREIGN CURRENCIES

            Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the U.S. Dollar are included currently in the results of operations as a component of cost of sales. True Temper recorded a gain on foreign currency in the year ended December 31, 2002 of $37. The Company recorded a loss on foreign currency in the years ended December 31, 2001 and 2000 of $407 and $496, respectively. True Temper hedges a majority of its foreign currency transaction exposure through the use of forward exchange contracts and collars. Gains and losses on foreign currency transaction hedges are recognized in income and offset the foreign exchange gains and losses on the underlying transaction.

            The following table summarizes the contractual notional amounts of True Temper's forward exchange contracts as of December 31, 2002 and 2001:

                                                       2002           2001
                                                    ----------     ----------
            Pound Sterling....................      $    2,631     $    1,110
            Yen...............................           4,177          1,115
            Australian dollar.................             658            942
                                                    ----------     ----------
                      Total...................           7,466     $    3,167
                                                    ==========     ==========

      (j)   IMPAIRMENT OF LONG-LIVED ASSETS

            SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's financial statements.

            In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

            Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

      (k)   BUSINESS DEVELOPMENT AND START-UP COSTS

            Costs associated with business development and start-up cost are comprised of costs related to opening a composite manufacturing operation including travel, consulting, legal and recruiting costs. The costs are expenses as incurred and separately identified on the statement of operations as a component of operating income.

      (l)   ADVERTISING AND PROMOTIONAL COSTS

            Advertising and promotional costs are accounted for in accordance with Statement of Position 93-7 "Reporting on Advertising Costs", which requires that the cost of producing advertisements be expensed at the time of the first showing of the advertisement or as incurred. True Temper's policy is to expense costs associated with the production of advertising at the time of first showing of the advertisement. Advertising and promotional costs primarily consist of trade show costs, media spots including print, radio and television, advertising production and agency fees, sponsorships, and product and promotional samples. Advertising and promotional expense for 2002, 2001 and 2000 were $3,555, $5,007 and $4,633, respectively. Certain of the Company's customers participate in a cooperative advertising program where the Company agrees to reimburse these customers for a portion of their advertising costs that feature the Company's product. Cooperative advertising costs are shown as a reduction of sales.

      (m)   RESEARCH AND DEVELOPMENT COSTS

            Costs associated with the development of new products and changes to existing products are expensed as incurred and are included in selling, general, and administrative expenses. Research and development costs for the 2002, 2001 and 2000 were $1,194, $1,587 and $1,614, respectively.

      (n)   POST-RETIREMENT BENEFITS

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

            In 2000 the Company completed the termination of the True Temper Sports Inc. salaried pension plan. It was replaced by a non-contributory defined contribution plan. Company contributions to this plan are based on the employee's age and are calculated as a percentage of compensation. This plan is funded on a current basis. In addition to the non-contributory defined contribution plan, certain post-retirement medical, dental and life insurance benefits are provided to those salaried employees who were employed by the Company prior to the termination of the salaried pension plan.

            All employees of True Temper are eligible to participate in a company sponsored 401(k) plan. The Company's contribution to this plan is calculated as a percentage of the employee's compensation and the employee's contribution. All Company contributions to this plan are paid in cash.

      (o)   INCOME TAXES

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

            In the fourth quarter of 2001, after considering the Company's historical financial performance for the preceding three years, and other available evidence, Company management determined that it was more likely than not the Company will realize the tax benefit of all of its deferred tax assets. As a result the Company's valuation allowance on its deferred tax assets was eliminated with the change in the valuation allowance recorded as a deferred tax benefit. See footnote 10, Income Taxes, for further explanation.

      (p)   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

            Long-Term Debt -- The carrying values of the Company's variable rate debt approximates fair value. The estimated fair value of the Company's fixed rate debt is based upon interest rates available for the issuance of debt with similar terms and remaining maturities. As of December 31, 2002, the Company's Senior Subordinated Notes have an estimated fair value of $102.7 million.

            Foreign Currency Contracts -- The fair value of forward exchange contracts is estimated using prices established by financial institutions for comparable instruments which was approximately $0.1 million at December 31, 2002.

            The fair value estimates presented herein are based on information available to management as of December 31, 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

      (q)   RECENT ACCOUNTING PRONOUNCEMENTS

            In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

            In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which will affect income statement classification of gains and losses from extinguishment of debt. Statement 145 considers extinguishment of debt a risk management strategy by the reporting entity and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions

            (APB 30), unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB 30. Statement 145 is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company elected to adopt Statement 145 as of January 1, 2002, and as such its loss on the early extinguishment of debt in 2002 was recorded as a component of operating income. The Company did not extinguish debt in 2001 or 2000.

            In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires all companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities after December 31, 2002.

            In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

            In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The Company currently does not have a stock option plan consequently Statement No. 148 does not apply.

            In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

      (r)   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

            Cash payments for income taxes and interest for the years ended December 31, 2002, 2001 and 2000, are as follows:

                                             2002        2001        2000
                                          --------    ---------   ---------
               Income taxes............   $    120    $     280   $     124
               Interest................   $ 11,728    $  12,299   $  13,560

      (s)   RECLASSIFICATIONS

            Certain prior year amounts have been reclassified to conform to the 2002 Financial Statements. The reclassifications had no effect on net income.

(3)   ACQUISITIONS

      In the third quarter of 2001, True Temper acquired substantially all the capital assets and intellectual property rights from Advanced Materials Engineering ("AME") for $327 resulting in the recording of goodwill of $88. The transition of these assets to our El Cajon facility was completed by December 31, 2001.

(4)   GOODWILL
      Amortization expense related to goodwill was $2,695 for the year ended December 31, 2001. The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect in 2001:

                                                                          2001
                                                      -------------------------------------------
                                                                        Goodwill
                                                                      Amortization
                                          2002        As Reported      Adjustment    As Adjusted
                                       -----------    -----------     ------------   ------------
      Income before income taxes.....  $    15,244    $    13,032     $     2,695    $    15,727
      Income tax expense (benefit)...        5,992        (11,539)             89        (11,450)
                                       -----------    -----------     -----------    -----------
         Net Income..................  $     9,252    $    24,571     $     2,606    $    27,177
                                       ===========    ===========     ===========    ===========

                                                                          2000
                                                      ------------------------------------------
                                                                       Goodwill
                                                                      Amortization
                                                      As Reported      Adjustment    As Adjusted
                                                      -----------     ------------   -----------
      Income before income taxes....................  $    10,845     $     2,701    $    13,546
      Income tax expense............................        5,218              89          5,307
                                                      -----------     -----------    -----------
         Net Income.................................  $     5,627     $     2,612    $     8,239
                                                      ===========     ===========    ===========

(5)   RESTRUCTURING AND ASSET IMPAIRMENT

      During 2002 the Company implemented a plan to establish a physical presence in China. The costs incurred of $312 are comprised of travel, consulting, legal, personnel recruiting and other start up business costs relating to opening a composite manufacturing operation in southern China and are identified separately on the statement of operations as business development and start-up costs.

      In the fourth quarter of 2000 the Company recognized a non-cash pretax charge of $1,053 associated with the impairment of a roller hearth oven located in its Amory, Mississippi steel manufacturing plant. The impairment loss was recognized when it became clear that the roller hearth oven, which had been idle and awaiting installation, was not the most cost effective nor an operationally sound alternative to the Company's production needs; and as a result the undiscounted future net cash flows expected to be generated by this asset were less than its carrying value. The Company calculated the impairment loss by comparing the carrying value of the asset to its estimated fair market value, which was determined based on the Company's internal expertise and discussions with the original manufacturer of the oven. As of December 31, 2002 the roller hearth oven has a carrying value of zero.

      The Company recorded restructuring expenses as incurred of $7 during 2000, related to compensation, moving and other integration costs incurred as a result of the transition of manufacturing operations from the Olive Branch facility to the El Cajon facility.

(6)   INVENTORIES

      Inventories, as of December 31 of the year indicated, consist of the following:

                                                                                        2002        2001
                                                                                     ----------  ----------
      Raw materials.............................................................     $    1,751  $    1,558
      Work in process...........................................................          2,445       2,124
      Finished goods............................................................         10,859       9,759
                                                                                     ----------  ----------
                Total...........................................................     $   15,055  $   13,441
                                                                                     ==========  ==========

(7)   PROPERTY, PLANT AND EQUIPMENT

      Major classes of property, plant and equipment, as of December 31 of the year indicated, are summarized as follows:

                                                                                        2002        2001
                                                                                     ----------  ----------
      Land improvements.........................................................     $      342  $      342
      Buildings.................................................................          7,008       6,907
      Furniture and office equipment............................................            804         803
      Machinery and equipment...................................................         41,979      41,385
      Computer equipment and capitalized
        software................................................................          2,390       2,447
      Leasehold improvements....................................................          1,695       1,698
      Assets held for use -- not currently
        used in production......................................................          1,251       1,854
      Construction in progress..................................................            436         363
                                                                                     ----------  ----------
                                                                                         55,905      55,799
      Less accumulated depreciation.............................................         41,344      39,070
                                                                                     ----------  ----------
      Net property, plant and equipment.........................................     $   14,561  $   16,729
                                                                                     ==========  ==========

      Depreciation expense for the years ended December 31, 2002, 2001 and 2000, was $3,252, $3,513, and $3,535, respectively.

(8)   OTHER CURRENT LIABILITIES

      Other current liabilities, as of December 31 of the year indicated, consist of the following:

                                                                                        2002         2001
                                                                                     ---------    ---------
      Accrued compensation, benefits and  related payroll taxes.................         4,537        2,433
      Accrued interest..........................................................           939          964
      Other.....................................................................         1,599        1,439
                                                                                     ---------    ---------
                Total...........................................................     $   7,075    $   4,836
                                                                                     =========    =========

(9)   BORROWINGS

      (a)   LONG-TERM DEBT

            Long-term debt at December 31, 2002 and 2001 consisted of the following:

                                                                                         2002       2001
                                                                                      ---------  ---------
                  10.875% Senior Subordinated Notes due 2008.....................     $  99,730  $ 100,000

                  Senior credit facility term loan refinanced in 2002............            --     16,504

                  Senior credit facility term loan maturing December 31, 2007....        25,000         --
                                                                                      ---------  ---------

                  Total debt.....................................................       124,730    116,504

                  Less current maturities........................................         4,000      4,675
                                                                                      ---------  ---------
                  Long-term debt.................................................     $ 120,730  $ 111,829
                                                                                      =========  =========

                  The 10.875% Senior Subordinated Notes due 2008 (the "Notes") provide for semi-annual interest payments, in arrears. At the option of the Company, up to 35% of the Notes are redeemable prior to December 1, 2001, at 110.875%, with the net cash proceeds of one or more public equity offerings. From December 1, 2001 to November 30, 2003 the Notes may be redeemed, at the option of the Company, in whole or in part, at a premium, upon the occurrence of a change of control. Subsequent to November 30, 2003 the Notes may be redeemed, at the option of the Company, in whole or in part, at a redemption price of 105.438% beginning December 1, 2003 and declining ratably thereafter to 100.0% on December 1, 2006.

                  In 2002 the Company bought back approximately $0.3 million of the outstanding Notes in an open market non-redemptive repurchase program. In conjunction with the buy backs the Company wrote off a ratable portion of deferred financing costs and the premium on the repurchase of Notes as a loss on early extinguishment of debt in the amount of $20. As of December 31, 2002 the outstanding principal amount of Notes was $99.7 million.

                  In the fourth quarter of 2002 the Company made a scheduled principal payment of $0.6 million and a voluntary repayment of $12.4 million to eliminate the outstanding principal balance of both the term A and term B loans. The Company wrote off $757 of deferred financing costs which related to that debt agreement, and recorded the charge as a loss on early extinguishment of debt.

                  On December 31, 2002 the Company refinanced its then existing senior credit facility with a new senior credit facility that includes a $15.0 million non-amortizing credit facility and a $25.0 million term loan due December 31, 2007. Amounts under the new revolving credit facility are available on a revolving basis through December 31, 2007. We used most of the proceeds from the new term loans to distribute $23.5 million as a dividend to our parent company, True Temper Corporation ("TTC"), on December 31, 2002. TTC used these funds to prepay a portion of its high interest debt.

                  The new senior credit facility provides for interest on the term loan, at the Company's option, at (i) the base rate of the bank acting as administrative agent plus a margin adder of 2.25%, or (ii) under a LIBOR option with a borrowing spread of LIBOR plus 3.50%. The rate at December 31, 2002 was 6.50%.

                  The loans under the new senior credit facility are senior to the Notes, and are secured by substantially all of the Company's assets.

                  The new senior credit facility and the Notes contain provisions which, among other things, limit the Company's ability to (i) incur additional indebtedness, (ii) make acquisitions and capital expenditures, (iii) sell assets, (iv) create liens or other encumbrances, (v) make certain payments and dividends, or (vi) merge or consolidate. The new senior credit facility also requires the Company to maintain certain specified financial ratios and tests including, (i) minimum EBITDA levels, (ii) minimum interest coverage and fixed charge coverage ratios, and (iii) maximum leverage ratios. At December 31, 2002 the Company was in compliance with all of the covenants in both the new senior credit facility and the Notes.

                  The terms of the extinguished debt were substantially similar to the new senior credit facility.

                  At December 31, 2002, future minimum principal payments on long-term debt were as follows:

                  2003................................................ $  4,000
                  2004................................................    4,500
                  2005................................................    5,000
                  2006................................................    5,500
                  2007................................................    6,000
                  Thereafter..........................................   99,730
                                                                       --------
                            Total..................................... $124,730
                                                                       ========

      (b)   LINE OF CREDIT

            The Company may borrow, through December 31, 2007, up to $15,000 under a revolving credit agreement included in the new senior credit facility. Borrowings under the agreement are subject to the same provisions described in the long-term debt section of this footnote. The Company has no outstanding borrowings under this line of credit at December 31, 2002.

(10)  INCOME TAXES

      Total income taxes for the years ended December 31, 2002 and 2001 were allocated as follows:

                                                                         2002         2001
                                                                       -------      --------
      Income from continuing operations                                $5,992       $(11,539)
      Stockholders' equity, for additional minimum pension expense       (247)            --
                                                                       ------       --------
      Total Income taxes                                               $5,745       $(11,539)
                                                                       ======       ========

      The income tax expense attributable to income for continuing operations, for the years ended December 31, 2002, 2001 and 2000, is as follows:

                                               2002        2001        2000
                                            ---------   ---------   ---------
      Current:
        Federal..........................   $      --   $      --   $      48
        State............................          40          40          --
        Foreign..........................         182         191         129
                                            ---------   ---------   ---------
                Total current............         222         231         177
      Deferred:
        Federal..........................       4,858       4,946       4,238
        State............................         912         929         802
        Change in valuation allowance....          --     (17,644)         --
                                            ---------   ---------   ---------
                Total deferred...........       5,770     (11,770)      5,040
                                            ---------   ---------   ---------
                Total....................   $   5,992   $ (11,539)  $   5,218
                                            =========   =========   =========

      The actual income tax expense attributable to income for continuing operations differs from the amounts computed by applying the U.S. federal tax rate of 34% to the pretax earnings as a result of the following:

                                                2002         2001        2000
                                             ---------   ---------   ---------
      Computed "expected" tax expense.....   $   5,184   $   4,431   $   3,687
      State tax, net of federal benefit...         628         640         529
      Amortization of goodwill............          --         838         838
      Foreign taxes.......................         182         191         129
      Change in valuation allowance.......          --     (17,644)         --
      Other...............................          (2)          5          35
                                             ---------   ---------   ---------
      Actual income tax expense...........   $   5,992   $ (11,539)  $   5,218
                                             =========   =========   =========

      On June 29, 1998, Black & Decker Corporation, along with its True Temper Sports Division, and True Temper Sports LLC (an affiliate of Cornerstone Equity Investors, LLC), entered into an agreement pursuant to which True Temper Sports LLC acquired, effective September 30, 1998, an 89% equity interest in TTC (collectively referred to as the "Recapitalization"). True Temper Sports, Inc. was formed as the operating subsidiary of True Temper Corporation. The Recapitalization of TTC was accounted for as a leveraged recapitalization, such that the Company's assets and liabilities remain at their historical bases for financial reporting purposes, however, for income tax purposes, the transaction is treated as a taxable business combination, which creates a "step-up" in its tax basis financial statements.

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

      In assessing the realizability of deferred tax assets, Company management considers whether it is more likely than not that a portion or all of its deferred tax assets will be realized. The Company evaluates a variety of available evidence in determining the amount of the deferred tax assets to be realized including the Company's earnings history, the number of years the Company's operating losses can be carried forward and projections of future taxable income. Based on the available evidence described above, including the Company's historical financial performance since the Recapitalization, the Company determined that it was more likely than not the Company will realize the tax benefit of all of its deferred tax assets. As a result the valuation allowance was eliminated with the change in the valuation allowance recorded as a deferred tax benefit in 2001.

      The Company's ability to realize some or all of the benefit from the deferred tax asset is dependent upon the Company generating taxable book income in the future. Although there can be no assurance of future events, management must periodically reevaluate its forecast of the Company's future operating results. In the event management determines that sufficient future taxable income may not be generated to fully realize the deferred tax asset, the Company would record a valuation allowance by a charge to income tax expense in the period of such determination.

      The components of deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

                                                            2002         2001
                                                        ----------   ----------
      Deferred tax assets:
        Acquisition costs............................   $      240   $      557
        Goodwill.....................................       50,275       55,090
        Accrued liabilities..........................        1,127          774
        Asset impairment.............................          704          704
        Net operating loss carryforwards.............        3,021        3,584
        Pension liability............................          247           --
        Uniform capitalization.......................          161          161
        Other........................................           38            9
                                                        ----------   ----------
           Gross deferred tax assets.................       55,813       60,879
      Deferred tax liabilities:
        Property, plant and equipment................         (981)        (523)
                                                        ----------   ----------
           Net deferred tax asset....................   $   54,832   $   60,356
                                                        ==========   ==========

      At December 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $7,700 which expire between 2018 and 2022 and $50 alternative minimum tax credit carry forward which is carried forward indefinitely.

(11)  EMPLOYEE BENEFIT PLANS

      True Temper Sports, Inc. has a qualified pension plan and a post-retirement benefit plan for the hourly union employees at its Amory, Mississippi plant. The following tables provide a reconciliation of the changes in the plans' benefit obligation and fair value of asset for the years ended December 31, 2002 and 2001, and a statement of the plans' funded status as of December 31 for each year:

                                                                                       2002         2001
                                                                                   ----------   ----------
      Reconciliation of benefit obligation:
      Benefit obligation at beginning of year.................................     $   10,515   $    9,360
      Service cost............................................................            337          348
      Interest cost...........................................................            765          694
      Actuarial losses........................................................            937          236
      Benefit payments........................................................           (171)        (123)
                                                                                   ----------   ----------
        Benefit obligation at end of year.....................................     $   12,383   $   10,515
                                                                                   ==========   ==========

      Reconciliation of fair value of plan assets:
        Fair value of plan assets at beginning of year........................     $   13,076   $   13,311
        Actual return on plan assets..........................................         (1,276)        (112)
        Benefit payments......................................................           (171)        (123)
                                                                                   ----------   -----------
           Fair value of plan assets at end of year...........................     $   11,629   $   13,076
                                                                                   ==========   ==========

      Funded status:
        Funded status at December 31..........................................     $     (754)  $    2,561
        Unrecognized net actuarial (loss) gain................................          1,029       (2,376)
                                                                                   ----------   ----------
           Net asset recognized...............................................     $      275   $      185
                                                                                   ==========   ==========

      The following table provides the amounts recognized in the statement of financial position as of December 31:

                                                                                       2002         2001
                                                                                   ----------    ----------
      Prepaid benefit cost....................................................     $      275    $      185
      Accrued benefit liability, net of tax...................................            403            --
      Accumulated other comprehensive income, net of tax......................           (403)           --
                                                                                   -----------   ----------
           Net amount recognized..............................................     $     275     $      185
                                                                                   ==========    ==========

      The following table provides the components of net periodic benefit income for the defined benefit pension plans for the years ended December 31:

                                                                                       2002          2001
                                                                                   ----------    -----------
      Service cost of benefits earned during the year.........................     $      337    $      348
      Interest cost on projected benefit obligation...........................            765           694
      Expected return on plan assets..........................................         (1,099)       (1,123)
      Recognized net gains....................................................            (94)         (288)
                                                                                   -----------   -----------
           Net periodic pension income........................................     $      (91)   $     (369)
                                                                                   ==========    ==========
      Weighted average assumptions:
        Discount rate:
           Benefit obligation.................................................           6.75%         7.25%
           Expected return on plan assets.....................................           8.50%         8.50%
           Rate of compensation increase......................................           5.00%         5.00%

      Assets of the defined benefit plan for hourly union employees consist primarily of investments in equity securities, debt securities, and cash equivalents.

      In addition to the defined benefit pension plan for hourly employees, the Company also maintains a defined contribution plan which covers substantially all employees. Expenses for defined contribution plans amounted to $748, $720 and $709 in 2002, 2001 and 2000, respectively.

      The Company also participates in certain unfunded health care plans that provide post-retirement medical, dental, and life insurance to hourly union employees at its Amory, Mississippi plant. The post-retirement plans are contributory, and include certain cost-sharing features, such as deductibles and co-payments.

      The following table sets forth the benefit obligation of the unfunded post-retirement health plans as of December 31:

                                                           2002         2001
                                                        ----------    ---------
      Reconciliation of benefit obligation:
        Benefit obligation at beginning of year......   $    2,691    $   1,974
        Service cost.................................           69           63
        Interest cost................................          191          173
        Participant contributions....................           65           25
        Plan amendments..............................           --         (370)
        Actuarial loss...............................          407          977
        Benefits paid................................         (111)        (151)
                                                        -----------   ----------
        Benefit obligation at end of year............        3,312        2,691
        Unrecognized prior service cost..............          294          332
        Unrecognized net actuarial (loss) gain.......       (1,098)        (726)
                                                        ----------    ---------
        Accrued benefit costs........................   $    2,508    $   2,297
                                                        ==========    =========

      The following table provides the components of net periodic benefit expense for the unfunded post retirement health plans for the years ended December 31:

                                                            2002         2001
                                                         ---------     --------
      Service cost...................................    $      69     $     63
      Interest cost..................................          191          173
      Amortization of prior service costs............          (38)         (38)
      Recognized net losses..........................           35           27
                                                         ---------     --------
        Net periodic cost............................    $     257     $    225
                                                         =========     ========
      Discount Rate:
        Benefit obligation...........................       6.75%         7.25%

      The healthcare cost trend rate used to determine the post-retirement benefit obligation was 10.5% for 2002. This rate decreases gradually to an ultimate rate of 5.0% in 2013, and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported. The following table sets forth the impact of a 1.00% change in the trend rate:

      Effect of 1.00% increase in trend rate on:
        Net periodic cost........................................     $      14
        Post-retirement benefit obligation.......................     $     166
      Effect of 1.00% decrease in trend rate on:
        Net periodic cost........................................     $     (15)
        Post-retirement benefit obligation.......................     $    (171)

(12)  COMMITMENTS AND CONTINGENCIES

      (a)   LEASE OBLIGATION

            The Company is obligated under various non-cancelable leases for office facilities and equipment. These leases generally provide for renewal options and, in the case of facilities leases, for periodic rate increases based upon economic factors. All non-cancelable leases with an initial term greater than one year have been categorized as either capital or operating leases in conformity with FASB Statement No. 13, Accounting for Leases.

            Future minimum payments under non-cancelable operating leases with initial terms of one year or more as of December 31, 2002 are as follows:

                                                                     OPERATING
                                                                      LEASES
                                                                     ---------
             2003...............................................     $    807
             2004...............................................          448
             2005...............................................          316
             2006...............................................           11
                                                                     --------
                  Total minimum lease payments..................     $  1,582
                                                                     ========

            Rental expense on operating leases, excluding sublease rent received, was $870, $948, and $962 for 2002, 2001 and 2000, respectively.

(b)      PRODUCT WARRANTIES

            The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product, the geographic location of its sale and other factors. As of December 31, 2002 and 2001, the Company has accrued $137 and $101, respectively, for estimated product warranty claims. The accrued product warranty costs are based primarily on historical experience of actual warranty claims as well as current information on product costs. Warranty claims expense for each of the years 2002, 2001, and 2000 were $540, $441, and $756, respectively.

            The following table provides the changes in the Company's product warranties:

            January 1, 2002............................................   $ 101
            Liabilities accrued for warranties issued during the
              period ..................................................     540
            Warranty claims paid during the period.....................    (504)
                                                                          -----
            December 31, 2002..........................................   $ 137
                                                                          =====

      (c)   LEGAL PROCEEDINGS

            The company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

(13)  RELATED PARTY TRANSACTIONS

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

         The management services agreement has an initial term of five years, subject to automatic one-year extensions unless the Company or Cornerstone provides written notice of termination. The annual advisory fee of $0.5 million is an obligation of the Company and is also contractually subordinated to the Notes and the Bank Credit facilities.

         In addition to reimbursing Cornerstone for reasonable out-of-pocket expenses, the Company paid Cornerstone $0.5 million for each of the years 2002, 2001 and 2000, in accordance with the agreement.

(14)  SEGMENT AND OTHER RELATED DISCLOSURES

      (a)   SEGMENT REPORTING

            The Company operates in two reportable business segments: golf shafts and performance sports. The Company's reportable segments are based on the type of product manufactured and the application of that product in the marketplace. The golf shaft segment manufactures and sells steel and composite golf club shafts for use exclusively in the golf industry. The performance sports segment manufactures and sells high strength, high tolerance tubular components for bicycle, hockey and other recreational sport markets. The accounting policies for these segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of these segments based on segment sales and gross profit. The Company has no inter-segment sales. General corporate assets, that are not allocated down to segments, include: cash, non-trade receivables, deferred tax assets, deferred financing costs and goodwill created during the acquisition of the Company by Black & Decker.

                                                AS OF AND FOR THE YEARS ENDED
                                                        DECEMBER 31,
                                           -------------------------------------
                                               2002         2001         2000
                                           -----------  -----------   ----------
            Net sales:
              Golf shafts..............    $   102,764  $   106,313   $  106,530
              Performance sports.......          4,637        4,770        4,106
                                           -----------  -----------   ----------
                      Total............    $   107,401  $   111,083   $  110,636
                                           ===========  ===========   ==========
            Gross profit:
              Golf shafts..............    $    40,996  $    41,726   $   44,140
              Performance sports.......          1,244        1,622        1,114
                                           -----------  -----------   ----------
                      Total............    $    42,240  $    43,348   $   45,254
                                           ===========  ===========   ==========
            Total assets:
              Jointly used assets......    $     1,596  $     1,586   $    2,560
              Golf shafts..............         39,759       45,599       40,073
              Performance sports.......          3,057        2,767        1,652
                                           -----------  -----------   ----------
                      Total............    $    44,412  $    49,952   $   44,285
                                           ===========  ===========   ==========

            Revenues from two customers of True Temper's golf shafts segment represent approximately $14,000 or 12.8%, and $11,000 or 10.1% respectively of the Company's 2002 revenues. Revenues from one customer of True Temper's golf shafts segment represent approximately $12,000 or 10.4% of the Company's 2001 revenues. No single customer had revenues greater than 10% of the total Company revenues for 2000.

            Following are reconciliations of total reportable segment assets to total Company assets, and total reportable segment gross profit to total Company income before income taxes:

                                                           AS OF DECEMBER 31,
                                                       ------------------------
                                                           2002         2001
                                                       -----------  -----------
              Total assets:
                Total from reportable segments.....    $    44,412  $    49,952
                General corporate..................        138,968      139,378
                                                       -----------  -----------
                        Total......................    $   183,380  $   189,330
                                                       ===========  ===========

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                                       2002         2001         2000
                                                                   -----------  -----------  -----------
            Total reportable segment gross profit.............     $    42,240   $  43,348    $   45,254
            Less:
              Selling, general and administrative
                 expenses.....................................         13,578       14,963        16,899
              Amortization of goodwill........................             --        2,695         2,701
              Impairment charge on long-lived assets..........             --           --         1,053
              Business development and start-up costs.........            312           --            --
              Restructuring costs.............................             --           --             7
              Loss on early extinguishment of long-term debt              777           --            --
              Interest expense................................         12,236       12,660        13,693
              Other expense (income), net.....................             93           (2)           56
                                                                    ---------    ---------    ----------
            Total Company income before income taxes..........      $  15,244    $  13,032    $   10,845
                                                                    =========    =========    ==========

      (b)   SALES BY GEOGRAPHIC REGION

            The geographic distribution of the Company's net sales, by location of customer, is summarized as follows:

                                             FOR THE YEARS ENDED DECEMBER 31,
                                          --------------------------------------
                                              2002         2001          2000
                                          -----------  -----------   -----------
            U.S......................     $    77,137  $    87,647   $    90,407
            International............          30,264       23,436        20,229
                                          -----------  -----------   -----------
                      Total..........     $   107,401  $   111,083   $   110,636
                                          ===========  ===========   ===========

            No individual country or geographic area outside the U.S. accounts for 10% or more of total sales. Assets by location are not disclosed, as assets located outside the U.S. are immaterial.

(15)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2002 and 2001.

                                    FIRST      SECOND       THIRD       FOURTH
                                   QUARTER     QUARTER     QUARTER      QUARTER
                                 ----------  ----------  ----------   ----------
         2002
         Net sales............   $   29,362  $   29,892  $   22,010   $   26,137
         Gross profit.........       10,598      12,985       8,705        9,952
         Net income...........        2,376       3,741       1,453        1,682
         2001
         Net sales............   $   34,392  $   34,552  $   20,012   $   22,127
         Gross profit.........       12,998      14,242       7,763        8,345
         Net income...........        2,322       3,420         281       18,548

      In the fourth quarter of 2001, the Company eliminated the $17,644 valuation allowance on its deferred tax asset and recorded the change as an income tax benefit. See footnote 10, Income Taxes, for further discussion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of True Temper as of December 31, 2002 are as follows:

              NAME              AGE                        POSITION
    -----------------------     ---  ------------------------------------------------------------
    Scott C. Hennessy......     43   Chief Executive Officer, President and Director
    Fred H. Geyer..........     42   Senior Vice President, Chief Financial Officer and Treasurer
    Russell S. Minick......     42   Senior Vice President of Sales and Marketing
    Adrian H. McCall.......     44   Senior Vice President of Global Distribution and Sales
    William R. Beatty......     42   Director of Marketing
    Stephen M. Brown.......     37   Vice President of Human Resources
    David N. Hallford......     49   Vice President of Sales/Golf Products
    Graeme Horwood.........     58   Vice President Engineering, Research and Development
    Gene Pierce............     36   Vice President of Manufacturing
    Mark Rossi.............     46   Director
    Robert A. Knox.........     51   Director
    Raymond A. DeVita......     66   Director
    Patrick N.W. Turner....     43   Director

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

      Fred H. Geyer has been the Senior Vice President since August 2002 and Chief Financial Officer of True Temper since February 1998. From 1985 to 1998, Mr. Geyer held various positions at Emerson Electric Company, including Vice President-Finance in the Air Moving Motor Division. Prior to that, Mr. Geyer worked at Arthur Andersen LLP as a Senior Auditor. Mr. Geyer is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants. Mr. Geyer graduated magna cum laude with a B.S. from the University of Missouri at St. Louis.

      Russell S. Minick has been Senior Vice President of Sales and Marketing since August 2002. From January 2000 to July 2002, Mr. Minick was Director of Global Warranty Operations for Ford Motor Company. From May of 1983 to January 2000, Mr. Minick held numerous sales, marketing and general management positions with the Maytag Corporation. Mr. Minick received a B.S. in Marketing from the University of Northern Iowa.

      Adrian H. McCall has been the Senior Vice President of Global Distribution and Sales since August 2002. From March 1999 to July 2002 Mr. Mc Call served as the Vice President of International Sales and Marketing since March 1999. From September 1995 to March 1999 Mr. McCall served as Director of International Sales and Marketing for the Company. From May 1992 to September 1995, Mr. McCall served as Director of International Operations of The Upper Deck Company, a manufacturer and distributor of baseball cards. Mr. McCall graduated cum laude with a B.S. from the University of Hartford.

      William R. Beatty has been Director of Marketing since 1996. From December 1993 to March 1996, Mr. Beatty was Group Product Manager and Manager of International Sales and Marketing for Rubbermaid. Mr. Beatty received a B.S. from Ohio State University and an M.B.A. from Pepperdine University.

      Stephen R. Brown has been the Vice President of Human Resources since August 2002. From January 1998 to July 2002 Mr. Brown has served as Director of Human Resources since 1997. From September 1996 to

December 1997, Mr. Brown served as Manager-Human Resources. Prior to that, since 1992, Mr. Brown served in various Human Resource management positions with Emerson Electric Company. Mr. Brown received a B.A. from the University of South Carolina.

      David N. Hallford has been Vice President Sales/Golf Products of True Temper since 1994. From August 1985 to 1994, Mr. Hallford held various positions in sales and customer service at Plough Corporation. Mr. Hallford has worked as an on-course golf professional responsible for management and retail sales. Mr. Hallford graduated magna cum laude with a B.S. from the University of Memphis.

      Graeme Horwood has been the Vice President of Engineering, Research and Development since June 2001. From April 2000 to May 2001 Mr. Horwood served as the Company's Senior Manager Technical Services. From 1986 to 2000, Mr. Horwood held various management positions at Apollo Sports Technologies. Mr. Horwood is a Chartered Engineer as well as a member of the Institute of Mechanical Engineers both in the United Kingdom. Mr. Horwood graduated first class honors with a B.S. from Coventry University.

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

      Patrick N.W. Turner became a director of True Temper in April 2000 in connection with the refinancing of True Temper Corporation Notes. Mr. Turner is co-managing partner of Canterbury Mezzanine Capital I and II where he has been since July 1996. Mr. Turner was a director at Barclays Mezzanine Group a part of Barclays Bank PLC from 1989 to 1995. Currently, Mr. Turner is a director of one other private company. Mr. Turner received an M.A. from Oxford University in England and an M.B.A. from New York University.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information concerning the annual and long-term compensation for services in all capacities to True Temper for 2002, 2001 and 2000 of those persons who served as (1) the Chief Executive Officer during 2002 and (2) the other four most highly compensated executive officers of True Temper for 2002 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION
                                            ---------------------------------------------
                                                             BONUS         OTHER ANNUAL         ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR      SALARY        EARNED        COMPENSATION(1)    COMPENSATION(2)
---------------------------        -----    ----------   ------------     ---------------    ---------------
Scott C. Hennessy............       2002    $  321,950   $  375,000         $  27,125           $10,000
  Chief Executive Officer,          2001    $  297,917   $  225,000         $  27,762           $ 8,500
  President and Director            2000    $  273,958   $  683,000(3)      $ 101,236(4)        $ 8,500

Fred H. Geyer................       2002    $  161,583   $  150,000         $   9,263           $ 9,609
  Senior Vice President, Chief      2001    $  151,167   $   75,000         $     167           $ 8,500
  Financial Officer and Treasurer   2000    $  141,167   $  165,000         $     151           $ 8,500

Russell S. Minick............       2002    $   77,705   $  110,000         $  73,358 (5)       $    --
  Senior Vice President of Sales    2001            --           --                --                --
  and Marketing                     2000            --           --                --                --

Adrian H. McCall.............       2002    $  148,917   $  110,000         $   9,243           $ 9,478
  Senior Vice President of          2001    $  140,583   $   50,000         $   2,989           $ 8,500
  International Sales and Marketing 2000    $  135,542   $   75,000         $     143           $ 8,500

Gene Pierce..................       2002    $  143,333   $   70,000         $   1,999           $ 9,167
  Vice President of Operations      2001    $  132,250   $   40,000         $     899           $ 8,500
                                    2000    $  114,586   $   70,000         $     689           $ 7,029

----------
(1) Includes certain life insurance benefits; and where applicable, country club dues and car allowance.

(2) Includes company contributions under our 401(k) plan.

(3) Amount includes a $500,000 performance bonus for 2000 and a service payment of $183,000. The service payment was issued pursuant to an agreement that was made with Mr. Hennessy in conjunction with the Recapitalization agreement between Black & Decker and True Temper Sports LLC.

(4) Includes the dollar value of the difference between the price paid for common stock of True Temper Corporation and the fair market value of such stock at the time of purchase.

(5) Amount includes moving and relocation benefits.

PENSION PLAN

    True Temper Sports, Inc. sponsors a tax qualified defined benefit pension plan. Only the hourly employees at the Amory, Mississippi manufacturing plant, who are part of the collective bargaining unit of the United Steel Workers, are eligible to participate in the plan. Benefits are calculated based primarily on years of service, among other factors. As of December 31, 2002 none of True Temper Corporation's named executive officers were eligible to participate in the plan.

STOCK OPTION PLAN

      The Board of Directors has adopted a stock option plan which provides for the grant to certain key employees and/or directors of True Temper of stock options in True Temper Corporation that are non-qualified options for federal income tax purposes. The stock option plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has broad powers under the stock option plan, including exclusive authority to determine:

    (1) who will receive awards;

    (2) the type, size and terms of awards;

    (3) the time when awards will be granted; and

    (4) vesting criteria, if any, of the awards.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

      The following table sets forth all True Temper Corporation common stock options granted to Named Executives Officers during 2002.

                                                                                               POTENTIAL
                                                                                           REALIZED VALUE OF
                                                   % OF                                      ASSUMED ANNUAL
                                      NUMBER OF    TOTAL                                  RATES OF STOCK PRICE
                                     SECURITIES GRANTED TO   EXERCISE                         APPRECIATION
                                     UNDERLING   EMPLOYEES   OR BASE                         FOR OPTION TERM
                                       OPTIONS  IN FISCAL      PRICE       EXPIRATION     --------------------
NAME                                   GRANTED     YEAR      ($ / SH)         DATE            5%        10%
---------------------------------    ---------- ----------  ---------    --------------  ---------   ---------
Scott C. Hennessy................      100,000      26.0%      $3.25     March 1, 2012    $204,391   $517,966
Fred H. Geyer....................       35,000       9.1%      $3.25     March 1, 2012      71,537     181,288
Russell S. Minick................      125,000      32.5%      $3.25     August 5, 2012    255,488     647,458
Adrian H. McCall.................       25,000       6.5%      $3.25     March 1, 2012      51,098     129,492
Gene Pierce......................       15,000       3.9%      $3.25     March 1, 2012      30,659     77,695

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

COMPENSATION COMMITTEE

Raymond A. DeVita
Scott C. Hennessy
Robert A. Knox

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      All of the outstanding shares of our capital stock are owned by True Temper Corporation. The following table sets forth information with respect to the beneficial ownership of True Temper Corporation's capital stock as of March 27, 2003 by:

    (1) all stockholders of True Temper Corporation that own more than 5% of any class of such voting securities,

    (2)  each director and named executive officer, and

    (3)  all directors and executive officers as a group.

                                                                                   PERCENTAGE
                                                      NUMBER                           OF       PERCENTAGE OF
                                        NUMBER OF       OF        PERCENTAGE OF    OUTSTANDING     VOTING
                                        PREFERRED     COMMON        OUTSTANDING       COMMON       CAPITAL
      NAME OF BENEFICIAL OWNER(1)        SHARES       SHARES     PREFERRED STOCK      STOCK        STOCK
  ---------------------------------    ----------   ---------    ---------------   -----------  -------------
  True Temper Sports LLC(2)........    11,750,000   8,192,163        100.0%         81.3%          81.3%
    c/o Cornerstone Equity Investors,
    L.L.C.
    717 Fifth Avenue
      Suite 1100
    New York, New York 10022
  Scott C. Hennessy................            --     956,951           --           9.5%           9.5%
  Fred H. Geyer....................            --     120,366           --           1.2%           1.2%
  Russell S. Minick................            --      23,438           --             *              *
  Adrian H. McCall.................            --      80,238           --             *              *
  Gene Pierce......................            --      24,167           --             *              *
  Raymond A. DeVita................            --      11,500           --             *              *
  All directors and executive
  officers as a group (9 persons)(3)           --   1,334,926           --          13.3%          13.3%

----------
 *  Less than 1%.

(1) Except as otherwise indicated, the address for all persons shown on this table is c/o True Temper Sports, Inc., 8275 Tournament Drive, Suite 200, Memphis, TN 38125.

(2) Membership interests in True Temper Sports, LLC are held by Cornerstone Equity Investors IV, L.P. (73.9%), GS Private Equity Partners, L.P. (17.2%), GS Private Equity Partners Offshore, L.P. (8.3%) and other investors (0.6%).

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

      As provided in the recapitalization agreement, True Temper Sports, Inc. may pay contingent amounts to Black & Decker. The amount of such payments, if any, will be equal to 25% of the EBIT contribution derived from True Temper Sports, Inc.'s sales to Thiokol. These sales will be in accordance with the Thiokol contract which is defined in the recapitalization agreement. Such payments will be made annually during the initial term of the Thiokol contract based on the EBIT contribution derived in each such year. The Company has made no payments or recorded any current obligation to make such a payment in accordance with the recapitalization agreement.

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

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that as of March 27, 2003 the Company's disclosure controls and procedures (1) were effective in alerting them, in a timely manner, to material information relating to the Company required to be included in the Company's periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

      There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON FORM 8-K

      (a)   DOCUMENTS FILED AS PART OF THIS REPORT:

          1. Financial Statements. The following financial statements of True Temper Sports, Inc. have been included in part II, item 8 of this report on Form 10-K.

              Independent Auditors' Report
              Statements of Operations for the three years ended December 31, 2002 Balance Sheets at December 31, 2002 and 2001 Statements of Changes in Stockholder's Equity for the three years ended December 31, 2002 Statements of Cash Flows for the three years ended December 31, 2002 Notes to Financial Statements

          2.  Financial Statement Schedule.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                               Additions
                                                        -----------------------
                                            Balance at  Charged to   Charged to                Balance at
                                             Beginning   Costs and     Other                      Ended
                                            of Period    Expenses    Accounts   Deductions (1)  of Period
                                            ----------  ----------   ---------- -------------- ----------
                                               Dollars in thousands
                                                  (debit)/credit
ALLOWANCE FOR DOUBTFUL ACCOUNTS
          Year Ended December 31, 2000           499       1,124         --        (190)          1,433
          Year Ended December 31, 2001         1,433          87         --        (981)            539
          Year Ended December 31, 2002           539         220         --        (106)            653

RESTRUCTURING RESERVES
          Year Ended December 31, 2000           160          --         --        (160)(2)          --
          Year Ended December 31, 2001            --          --         --          --              --
          Year Ended December 31, 2002            --          --         --          --              --

----------
    (1) Deductions represent (i) uncollectible accounts charged against the allowance for doubtful accounts and (ii) actual costs incurred for restructuring activities.

    (2) Represents (i) $42 of actual costs incurred for restructuring activities and (ii) the remaining balance of the Seneca plant restructuring reserve of $118 was netted against impairment charge on long-lived assets.

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          3.  Exhibits.

              See the Index to Exhibits.

      (b) REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2003

                                         True Temper Sports, Inc.

                                         By: /s/ SCOTT C. HENNESSY
                                             ------------------------------
                                         Name:   Scott C. Hennessy
                                         Title:  President and
                                                 Chief Executive Officer

                                         By: /s/ FRED H. GEYER
                                             ------------------------------
                                         Name:   Fred H. Geyer
                                         Title:  Senior Vice President,
                                                 Chief Financial Officer
                                                 and Treasurer

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 27, 2003.

                                         By: /s/ ROBERT A. KNOX
                                             ------------------------------
                                         Name:   Robert A. Knox
                                         Title:  Director

                                         By: /s/ MARK ROSSI
                                             ------------------------------
                                         Name:   Mark Rossi
                                         Title:  Director

                                         By: /s/ PATRICK N.W. TURNER
                                             ------------------------------
                                         Name:   Patrick N.W. Turner
                                         Title:  Director

                                         By: /s/ RAYMOND A. DEVITA
                                             ------------------------------
                                         Name:   Raymond A. DeVita
                                         Title:  Director

                                 CERTIFICATIONS

I, Scott C. Hennessy, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of True Temper Sports, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By: /s/ SCOTT C. HENNESSY
    -----------------------------------------
Name:   Scott C. Hennessy
Title:  President and Chief Executive Officer

                                 CERTIFICATIONS

I, Fred H. Geyer, Senior Vice President, Chief Financial Officer, and Treasurer, certify that:

1. I have reviewed this annual report on Form 10-K of True Temper Sports, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By: /s/ FRED H. GEYER
    ------------------------------------------
Name:   Fred H. Geyer
Title:  Senior Vice President, Chief Financial
        Officer & Treasurer

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

3.1 Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1988 (filed as Exhibit 3.1 to Form S-4).*

3.2         By-laws of the Company (filed as Exhibit 3.2 to Form S-4).*

4.1         Indenture dated November 23, 1998 between the Company United States
            Trust of New York (filed as Exhibit 4.1 to Form S-4).*

4.2         Purchase Agreement dated November 18, 1998 between the Company and
            Donaldson, Lufkin and Jenrette (filed as Exhibit4.2 to Form S-4).*

4.3 Registration Rights Agreement dated as of November 23, 1998 between the Company and 4.3 Donaldson, Lufkin and Jenrette (filed as Exhibit
            4.3 to Form S-4).*

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

10.9 Amendment No. 2 to Credit Agreement dated November 17, 2000 (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K, as filed with the SEC on March 28, 2001).*

10.10 Amendment No. 3 to Credit Agreement dated December 4, 2001. (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K, as filed with the SEC on April 1, 2002).*

10.11       Credit Agreement dated as of December 31, 2002 among the Company,
            Antares Capital Corporation and the Other Financial Institutions
            Party Hereto.

12.1        Computation of Ratio of Earnings To Fixed Charges.

----------

* Incorporated by reference