Form 10-Q
period 2003-03-30
TRUE TEMPER SPORTS INC
filed 2003-05-14
CIK 1078547

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2003

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-72343

                                   ----------

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

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X].

            As of May 14, 2003 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

================================================================================

                            TRUE TEMPER SPORTS, INC.

                                      INDEX

                                                                                   PAGE
                                                                                   ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Statements of Operations for the three month periods
                 ended March 30, 2003 (Unaudited) and March 31, 2002 (Unaudited)     1

                 Condensed Balance Sheets as of March 30, 2003 (Unaudited) and
                 December 31, 2002 (Unaudited)..................................     2

                 Condensed Statements of Cash Flows for the three month periods
                 ended March 30, 2003 (Unaudited) and March 31, 2002 (Unaudited)     3

                 Notes to Condensed Financial Statements (Unaudited)............     4

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..........................................     6

         Item 3. Quantitative and Qualitative Disclosures About Market Risk.....     9

         Item 4. Controls and Procedures........................................     9

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings..............................................    11

         Item 2. Changes in Securities and Use of Proceeds......................    11

         Item 3. Defaults Upon Senior Securities................................    11

         Item 4. Submission of Matters to a Vote of Security Holders............    11

         Item 5. Other Information..............................................    11

         Item 6. Exhibits and Reports on Form 8-K...............................    11

Signatures......................................................................    13

Certifications..................................................................    14

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                             FOR THE THREE
                                                              MONTHS ENDED
                                                        ------------------------
                                                         MARCH 30,     MARCH 31,
                                                           2003          2002
                                                        ----------    ----------
Net sales ..........................................    $   31,601    $   29,362
Cost of sales ......................................        19,753        18,764
                                                        ----------    ----------
  GROSS PROFIT .....................................        11,848        10,598

Selling, general and administrative expenses .......         4,074         3,576
Business development and start-up costs ............           125            --
Loss on early extinguishment of long-term debt .....            --            20
                                                        ----------    ----------
  OPERATING INCOME .................................         7,649         7,002

Interest expense, net of interest income ...........         3,328         3,102
Other expenses, net ................................             5             4
                                                        ----------    ----------
  INCOME BEFORE INCOME TAXES .......................         4,316         3,896

Income taxes .......................................         1,732         1,520
                                                        ----------    ----------
  NET INCOME .......................................    $    2,584    $    2,376
                                                        ==========    ==========


            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   MARCH 30,    DECEMBER 31,
                                                                     2003           2002
                                                                  ----------    ------------
                                 ASSETS

CURRENT ASSETS

  Cash and cash equivalents ..................................    $   10,613     $    7,070
  Receivables, net ...........................................        18,769         15,083
  Inventories ................................................        13,432         15,055
  Prepaid expenses and other current assets ..................         1,856          1,764
                                                                  ----------     ----------
      Total current assets ...................................        44,670         38,972

Property, plant and equipment, net ...........................        14,197         14,561
Goodwill, net ................................................        71,506         71,506
Deferred tax assets, net .....................................        53,185         54,832
Other assets .................................................         3,536          3,509
                                                                  ----------     ----------
      Total assets ...........................................    $  187,094     $  183,380
                                                                  ==========     ==========

                  LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

  Current portion of long-term debt ..........................    $    4,125     $    4,000
  Accounts payable ...........................................         5,683          5,999
  Accrued expenses and other current liabilities .............         9,957          7,075
                                                                  ----------     ----------
      Total current liabilities ..............................        19,765         17,074

Long-term debt less the current portion ......................       119,605        120,730
Other liabilities ............................................         2,596          2,508
                                                                  ----------     ----------
      Total liabilities ......................................       141,966        140,312

STOCKHOLDER'S EQUITY

  Common stock--par value $0.01 per share;
    authorized 1,000 shares; issued and outstanding 100 shares          --             --
  Additional paid in capital .................................        40,326         40,326
  Retained earnings ..........................................         5,255          3,145
  Accumulated other comprehensive loss, net of taxes .........          (453)          (403)
                                                                  ----------     ----------
      Total stockholder's equity .............................        45,128         43,068
                                                                  ----------     ----------

      Total liabilities and stockholder's equity .............    $  187,094     $  183,380
                                                                  ==========     ==========


            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               FOR THE THREE
                                                                MONTHS ENDED
                                                          -------------------------
                                                           MARCH 30,      MARCH 31,
                                                             2003           2002
                                                          ----------     ----------
OPERATING ACTIVITIES
Net income ...........................................    $    2,584     $    2,376
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization ....................           743            856
    Amortization of deferred financing costs .........           213            174
    Loss on disposal of property, plant and equipment           --                4
    Loss on early extinguishment of long-term debt ...          --               20
    Deferred taxes ...................................         1,647          1,482
    Changes in operating assets and liabilities, net .           504          1,809
                                                          ----------     ----------
      Net cash provided by operating activities ......         5,691          6,721

INVESTING ACTIVITIES
    Purchase of property, plant and equipment ........          (379)          (195)
                                                          ----------     ----------
      Net cash used in investing activities ..........          (379)          (195)

FINANCING ACTIVITIES
    Principal payments on bank debt ..................        (1,000)          (569)
    Repurchase of Senior Subordinated Notes ..........          --             (282)
    Principal payments on capital leases .............          --               (6)
    Payment of debt issuance costs ...................          (255)          --
    Dividends paid ...................................          (474)          (884)
    Other financing activity .........................           (40)           (31)
                                                          ----------     ----------
      Net cash used in financing activities ..........        (1,769)        (1,772)

Net increase in cash .................................         3,543          4,754
Cash at beginning of period ..........................         7,070          8,177
                                                          ----------     ----------
Cash at end of period ................................    $   10,613     $   12,931
                                                          ==========     ==========

            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

1) BASIS OF PRESENTATION

         The accompanying unaudited financial statements of True Temper Sports, Inc. ("True Temper" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002. In the opinion of management, the financial statements include all adjustments which are necessary for the fair presentation of results for interim periods.

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

2) INVENTORIES

                                               MARCH 30,     DECEMBER 31,
                                                 2003            2002
                                              ----------     ------------
            Raw materials ................    $    1,442      $    1,751
            Work in process ..............         2,311           2,445
            Finished goods ...............         9,679          10,859
                                              ----------      ----------
            Total ........................    $   13,432      $   15,055
                                              ==========      ==========

3) SEGMENT REPORTING

         The Company operates in two reportable business segments: golf shafts and performance sports. The Company's reportable segments are based on the type of product manufactured and the application of that product in the marketplace. The golf shaft segment manufactures and sells steel, composite, and multi-material golf club shafts for use exclusively in the golf industry. The performance sports segment manufactures and sells high strength, tight tolerance tubular components for bicycle, hockey and other recreational sport markets. The Company evaluates the performance of these segments based on segment sales and gross profit. The Company has no inter-segment sales.

                                                    FOR THE THREE
                                                    MONTHS ENDED
                                             ---------------------------
                                              MARCH 30,        MARCH 31,
                                                2003             2002
                                             ----------       ----------
           Net sales:
             Golf shafts ................    $   30,230       $   28,314
             Performance tubing .........         1,371            1,048
                                             ----------       ----------
               Total ....................    $   31,601       $   29,362
                                             ==========       ==========
           Gross profit:
             Golf shafts ................    $   11,447       $   10,302
             Performance tubing .........           401              296
                                             ----------       ----------
               Total ....................    $   11,848       $   10,598
                                             ==========       ==========

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


         Following is a reconciliation of total reportable segment gross profit to total Company income before income taxes:

                                                           FOR THE THREE
                                                            MONTHS ENDED
                                                      ------------------------
                                                       MARCH 30,     MARCH 31,
                                                         2003          2002
                                                      ----------    ----------
  Total reportable segment gross profit ..........    $   11,848    $   10,598
  Less:
    SG&A expenses ................................         4,074         3,576
    Business development and start-up costs ......           125          --
    Loss on early extinguishment of long-term debt          --              20
    Interest expense, net of interest income .....         3,328         3,102
    Other expenses, net ..........................             5             4
                                                      ----------    ----------
  Total Company income before income taxes .......    $    4,316    $    3,896
                                                      ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the more detailed information in our 2002 Annual Financial Statements, including the notes thereto, appearing most recently in our 2002 Annual Report on Form 10-K, filed with the SEC on March 27, 2003.

COMPANY OVERVIEW

         True Temper Sports, Inc. ("True Temper" or the "Company"), a wholly owned subsidiary of True Temper Corporation, is a leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers ("OEM's") and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance sports products that offer high strength and tight tolerance tubular components to the bicycle, hockey and other recreational sports markets. In calendar 2002, golf shaft sales represented 96% of total revenues, and performance sports sales represented 4%. This sales split has remained relatively consistent during the first quarter of 2003.

RESULTS OF OPERATIONS

         The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                                            FOR THE THREE
                                                            MONTHS ENDED
                                                      -------------------------
                                                       MARCH 30,      MARCH 31,
                                                         2003           2002
                                                      ----------     ----------
  Net sales ......................................      100.0%         100.0%
  Cost of sales ..................................       62.5           63.9
  Gross profit ...................................       37.5           36.1
  SG&A expenses ..................................       12.9           12.2
  Business development and start-up costs ........        0.4            0.0
  Loss on early extinguishment of long-term debt .        0.0            0.1
    Operating income .............................       24.2           23.8
  Interest expenses ..............................       10.5           10.6
  Other expenses, net ............................        0.0            0.0
    Income before income taxes ...................       13.7           13.3
  Income taxes ...................................        5.5            5.2
    Net income ...................................        8.2%           8.1%

FIRST QUARTER ENDED MARCH 30, 2003 COMPARED TO THE FIRST QUARTER ENDED MARCH 31, 2002

         NET SALES for the first quarter of 2003 increased approximately $2.2 million, or 7.6%, to $31.6 million from $29.4 million in the first quarter of 2002. Golf shaft sales increased approximately $1.9 million, or 6.8%, to $30.2 million in the first quarter of 2003 from $28.3 million in the first quarter of 2002. This increase was driven primarily by increased sales volume for premium grade steel shafts as more golf OEM's introduced lightweight steel shafts as the stock component shaft in their new product launches.

         Performance sports sales increased approximately $0.3 million, or 30.9%, to $1.4 million in the first quarter of 2003 from $1.0 million in the first quarter of 2002. This increase was driven primarily by growth in sales of composite bicycle components, sales of hockey stick shafts to hockey OEM's, and other component products within the segment.

         Net sales to international customers increased approximately $2.9 million, or 45.0%, to $9.3 million in the first quarter of 2003 from $6.4 million in the first quarter of 2002. This increase was driven primarily by improved foreign currency exchange rates in both the United Kingdom and Japan, and a $2.1 million increase in shipments into China as club assembly operations continue to grow within that region.

         GROSS PROFIT for the first quarter of 2003 increased approximately $1.3 million, or 11.8%, to $11.8 million from $10.6 million in the first quarter of 2002. Gross profit as a percentage of net sales increased to 37.5% in the first quarter of 2003 from 36.1% in the first quarter of 2002. This increase in gross profit as a percentage of net sales was driven by several factors, including an improved sales mix towards higher margin products, the favorable impact from foreign currency exchange rates in the United Kingdom and Japan, and favorable leverage on fixed manufacturing costs from increased sales volume. These favorable factors were somewhat offset by increased costs for natural gas and employee health care benefits.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") for the first quarter of 2003 increased approximately $0.5 million, or 13.9%, to $4.1 million from $3.6 million in the first quarter of 2002. SG&A as a percentage of net sales increased to 12.9% in the first quarter 2003 from 12.2% in the first quarter of 2002. This increase occurred primarily due to increased personnel and travel costs to support the company's new consumer awareness sales program and new product initiatives.

         BUSINESS DEVELOPMENT AND START-UP COSTS for the first quarter of 2003 totaled $0.1 million. No business development and start-up costs were incurred during the first quarter of 2002. These costs are comprised of travel, consulting, legal, personnel, recruiting and other start-up business costs relating to the opening of a composite manufacturing operation in southern China.

         OPERATING INCOME for the first quarter of 2003 increased by $0.6 million, or 9.2%, to $7.6 million from $7.0 million in the first quarter of 2002. Operating income as a percentage of net sales increased to 24.2% in the first quarter of 2003 from 23.8% in the first quarter of 2002. The change in operating income reflects the changes described above in sales, gross profit and SG&A expenses.

         INTEREST EXPENSE for the first quarter of 2003 increased to $3.3 million from $3.1 million in the first quarter of 2002. Although interest rates have declined during the past year, interest expense increased as the Company increased its outstanding bank debt between comparative quarters in order to fund dividend payments to its parent company True Temper Corporation.

         INCOME TAXES for the first quarter of 2003 increased to $1.7 million from $1.5 million in the first quarter of 2002. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.

         NET INCOME for the first quarter of 2003 increased by approximately $0.2 million to $2.6 million from $2.4 million in the first quarter of 2002. This increase is reflective of the profit impact from the items described above.

LIQUIDITY AND CAPITAL RESOURCES

  GENERAL

         At the beginning of 2002 we had a bank credit facility which included a $20.0 million non-amortizing revolving credit facility with funds available on a revolving basis through September 30, 2004, a $10.0 million term A loan due in 2004 and a $27.5 million term B loan due in 2005. At September 29, 2002 the unpaid balance on the term A and term B loans was $13.0 million collectively. In October 2002 the Company repaid the entire $13.0 million outstanding balance on these term loans.

         In the fourth quarter of 2002 we decided to refinance our bank debt by eliminating our existing senior credit facility, as described above, and obtain a new senior credit facility. On December 31, 2002 we entered a new senior credit facility which includes a $15.0 million non-amortizing revolving credit facility and a $25.0 million term loan. Amounts under the revolving credit facility are available on a revolving basis through December 31, 2007. The term loan requires quarterly cash interest and principal payments beginning in March 2003 and continuing through December 2007.

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

         Both the new senior credit facility and the Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit our ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The new senior credit facility also requires us to maintain certain specified financial ratios and tests including minimum EBITDA levels, minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. At March 30, 2003 we were in compliance with all of the covenants in both the new senior credit facility and the Notes. Furthermore, the new senior credit facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of our excess cash flow.

FIRST QUARTER ENDED MARCH 30, 2003 COMPARED TO THE FIRST QUARTER ENDED MARCH 31, 2002

         In the first three months of 2003 cash provided by operating activities decreased by approximately $1.0 million to $5.7 million from $6.7 million in 2002. This decrease was driven by an increase in working capital requirements to fund outstanding accounts receivable which grew with the increase in first quarter sales compared to the prior year, and growth in international export sales.

         We used $0.4 million of cash to invest in property, plant and equipment in the first quarter of 2003, compared to the $0.2 million spent in the first quarter of 2002.

         We repaid $1.0 million of the principal on our senior credit facility during the first quarter of 2003, compared to the $0.6 million that we repaid during the first quarter of 2002. Also in the first quarter of 2002, we repurchased $0.3 million of our Notes.

         Currently, our intention is to use existing cash and cash provided from future operations, if any, as allowed within the covenants of our senior credit facility and our Notes, to:

      -     Repay our senior credit facility, and/or

      - Issue quarterly cash dividends to our parent company, True Temper Corporation, for its use to pay cash interest and/or principal amounts on its senior discount notes, and/or

      - To make additional investments in the business for growth or profit improvements, which may include, among other things, capital expenditures, business acquisitions and/or expenditures for business development and expansion in China.

         In addition to the debt service obligations for principal and interest payments created by the senior credit facility and the Notes described above, our liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. We intend to fund our current and long term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of March 30, 2003 we have the $15.0 million revolving credit facility available for future cash requirements. The maximum amount we may use of the $15.0 million revolving credit facility is limited by the financial covenants contained within the senior credit facility. Information concerning our senior credit facility is contained in the footnotes to the financial statements of our 2002 Annual Report on Form 10-K, as filed with the SEC on March 27, 2003.

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

         The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. However, there are many risk factors, including but not limited to, the Company's substantial leverage, the Company's ability to service its debt, the general state of the economy, the Company's ability to execute its plans, fluctuations of energy prices and availability, fluctuations of raw material prices, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in our Company's forward-looking statements. Additional information concerning the Company's risk factors is contained from time to time in the Company's public filings with the SEC; and most recently in the Business Risks section of Item 1 to Part 1 of our 2002 Annual Report on Form 10-K filed with the SEC on March 27, 2003.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information concerning our market risks is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 2002 Annual Report on Form 10-K, as filed with the SEC on March 27, 2003.

         This information has been omitted from this report as there have been no material changes to our market risks as of March 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the

"Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that as of May 14, 2003 the Company's disclosure controls and procedures (1) were effective in alerting them, in a timely manner, to material information relating to the Company required to be included in the Company's periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms.

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

   --Not applicable--

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   --None--

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the quarter ended March 30, 2003.

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

      10.11 Credit Agreement dated as of December 31, 2002 among the Company, Antares Capital Corporation and Other Financial Institutions Party Hereto (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K, as filed with the SEC on March 27, 2003).*

   b. Reports on Form 8-K

            No reports or Form 8-K were filed during the quarter ended March 30, 2003.

----------
*  Incorporated by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on May 14, 2003.

                                    True Temper Sports, Inc.


                                    By: /s/   SCOTT C. HENNESSY
                                        -------------------------------
                                    Name:  Scott C. Hennessy
                                    Title: President and Chief Executive Officer

                                    By: /s/   FRED H. GEYER
                                       --------------------------------
                                    Name:  Fred H. Geyer
                                    Title: Senior Vice President,
                                           Chief Financial Officer and Treasurer

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

Date: May 14, 2003

By: /s/   SCOTT C. HENNESSY
   ---------------------------------
Name:  Scott C. Hennessy
Title: President and Chief Executive Officer

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

Date: May 14, 2003

By: /s/    FRED H. GEYER
   ---------------------------------
Name:  Fred H. Geyer
Title: Senior Vice President,
       Chief Financial Officer and Treasurer