Form 10-Q
period 2003-06-29
TRUE TEMPER SPORTS INC
filed 2003-08-13
CIK 1078547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2003

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

             As of August 13, 2003 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

                            TRUE TEMPER SPORTS, INC.

                                      INDEX

                                                                                                  PAGE
                                                                                                  ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Statements of Operations for the three and six month periods ended
                 June 29, 2003 (Unaudited) and June 30, 2002 (Unaudited)......................      1

                 Condensed Balance Sheets as of June 29, 2003 (Unaudited) and
                 December 31, 2002 (Unaudited)................................................      2

                 Condensed Statements of Cash Flows for the six month periods ended
                 June 29, 2003 (Unaudited) and June 30, 2002 (Unaudited)......................      3

                 Notes to Condensed Financial Statements (Unaudited)..........................      4

         Item 2. Management's Discussion and Analysis of Financial Condition and Results
                of Operations.................................................................     6

         Item 3. Quantitative and Qualitative Disclosures About Market Risk...................     11

         Item 4. Controls and Procedures......................................................     12

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................................     13

         Item 2. Changes in Securities and Use of Proceeds....................................     13

         Item 3. Defaults Upon Senior Securities..............................................     13

         Item 4. Submission of Matters to a Vote of Security Holders..........................     13

         Item 5. Other Information............................................................     13

         Item 6. Exhibits and Reports on Form 8-K.............................................     13

Signatures....................................................................................     15

PART I       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                        FOR THE THREE            FOR THE SIX
                                                        MONTHS ENDED             MONTHS ENDED
                                                    --------------------      --------------------
                                                   JUNE 29,      JUNE 30,     JUNE 29,      JUNE 30,
                                                     2003         2002          2003         2002
                                                    -------      -------      -------      -------
Net sales ....................................      $32,491      $29,892      $64,092      $59,254
Cost of sales ................................       19,199       16,907       38,952       35,671
                                                    -------      -------      -------      -------
   GROSS PROFIT ..............................       13,292       12,985       25,140       23,583

Selling, general and administrative expenses .        3,605        3,799        7,679        7,375
Business development and start-up costs ......          159           --          284           --
Loss on early extinguishment of long-term debt           --           --           --           20
                                                    -------      -------      -------      -------
   OPERATING INCOME ..........................        9,528        9,186       17,177       16,188

Interest expense, net of interest income .....        3,323        3,067        6,651        6,169
Other expenses, net ..........................           41            4           46            8
                                                    -------      -------      -------      -------
   INCOME BEFORE INCOME TAXES ................        6,164        6,115       10,480       10,011

Income taxes .................................        2,413        2,374        4,145        3,894
                                                    -------      -------      -------      -------
   NET INCOME ................................      $ 3,751      $ 3,741      $ 6,335      $ 6,117
                                                    =======      =======      =======      =======

            See accompanying notes to condensed financial statements
                            TRUE TEMPER SPORTS, INC.

             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                       JUNE 29,      DECEMBER 31,
                                                                         2003           2002
                                                                      ---------      ------------
                                         ASSETS

CURRENT ASSETS

   Cash and cash equivalents ...................................      $  14,687       $   7,070
   Receivables, net ............................................         17,958          15,083
   Inventories .................................................         13,750          15,055
   Prepaid expenses and other current assets ...................          1,909           1,764
                                                                      ---------       ---------
        Total current assets ...................................         48,304          38,972

Property, plant and equipment, net .............................         14,424          14,561
Goodwill, net ..................................................         71,506          71,506
Deferred tax assets, net .......................................         50,759          54,832
Other assets ...................................................          3,412           3,509
                                                                      ---------       ---------
        Total assets ...........................................      $ 188,405       $ 183,380
                                                                      =========       =========

                           LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

   Current portion of long-term debt ...........................      $   4,250       $   4,000
   Accounts payable ............................................          5,571           5,999
   Accrued expenses and other current liabilities ..............          8,641           7,075
                                                                      ---------       ---------
        Total current liabilities ..............................         18,462          17,074

Long-term debt less the current portion ........................        118,480         120,730
Other liabilities ..............................................          2,705           2,508
                                                                      ---------       ---------
        Total liabilities ......................................        139,647         140,312

STOCKHOLDER'S EQUITY

   Common stock--par value $0.01 per share;
      authorized 1,000 shares; issued and outstanding 100 shares             --              --
   Additional paid in capital ..................................         40,326          40,326
   Retained earnings ...........................................          8,804           3,145
   Accumulated other comprehensive loss, net of taxes ..........           (372)           (403)
                                                                      ---------       ---------
        Total stockholder's equity .............................         48,758          43,068
                                                                      ---------       ---------

        Total liabilities and stockholder's equity .............      $ 188,405       $ 183,380
                                                                      =========       =========


            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   FOR THE SIX
                                                                   MONTHS ENDED
                                                             -----------------------
                                                             JUNE 29,        JUNE 30,
                                                               2003            2002
                                                             --------       --------
OPERATING ACTIVITIES
Net income ............................................      $  6,335       $  6,117
   Adjustments to reconcile net income to net cash
        provided by operating activities:
      Depreciation and amortization ...................         1,463          1,657
      Amortization of deferred financing costs ........           445            349
      Loss on disposal of property, plant and equipment            28              9
      Loss on early extinguishment of long-term debt ..            --             20
      Deferred taxes ..................................         4,073          3,798
      Changes in operating assets and liabilities, net           (339)           498
                                                             --------       --------
        Net cash provided by operating activities .....        12,005         12,448

INVESTING ACTIVITIES
   Purchase of property, plant and equipment ..........        (1,354)          (567)
                                                             --------       --------
        Net cash used in investing activities .........        (1,354)          (567)

FINANCING ACTIVITIES
   Principal payments on bank debt ....................        (2,000)        (3,537)
   Repurchase of Senior Subordinated Notes ............            --           (282)
   Principal payments on capital leases ...............            --            (12)
   Payment of debt issuance costs .....................          (273)            --
   Dividends paid .....................................          (676)        (1,779)
   Other financing activity ...........................           (85)           (59)
                                                             --------       --------
        Net cash used in financing activities .........        (3,034)        (5,669)

Net increase in cash ..................................         7,617          6,212
Cash at beginning of period ...........................         7,070          8,177
                                                             --------       --------
Cash at end of period .................................      $ 14,687       $ 14,389
                                                             ========       ========


            See accompanying notes to condensed financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

1)  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of True Temper Sports, Inc. ("True Temper" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002. In the opinion of management, the financial statements include all adjustments which are necessary for the fair presentation of results for interim periods.

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

2)  INVENTORIES

                                JUNE 29,    DECEMBER 31,
                                  2003         2002
                                 -------    ------------
Raw materials ................   $ 1,481      $ 1,751
Work in process ..............     1,907        2,445
Finished goods ...............    10,362       10,859
                                 -------      -------
Total ........................   $13,750      $15,055
                                 =======      =======

3)  SEGMENT REPORTING

         The Company operates in two reportable business segments: golf shafts and performance sports. The Company's reportable segments are based on the type of product manufactured and the application of that product in the marketplace. The golf shaft segment manufactures and sells steel, composite, and multi-material golf club shafts for use exclusively in the golf industry. The performance sports segment manufactures and sells high strength, tight tolerance component parts for bicycle, hockey and other recreational sport markets. The Company evaluates the performance of these segments based on segment sales and gross profit. The Company has no inter-segment sales.

                             FOR THE THREE                 FOR THE SIX
                              MONTHS ENDED                 MONTHS ENDED
                           --------------------      --------------------
                           JUNE 29,     JUNE 30,      JUNE 29,     JUNE 30,
                             2003         2002         2003         2002
                           -------      -------      -------      -------
Net sales:
   Golf shafts ......      $30,636      $28,693      $60,866      $57,007
   Performance sports        1,855        1,199        3,226        2,247
                           -------      -------      -------      -------
      Total .........      $32,491      $29,892      $64,092      $59,254
                           =======      =======      =======      =======
Gross profit:
   Golf shafts ......      $12,805      $12,654      $24,252      $22,956
   Performance sports          487          331          888          627
                           -------      -------      -------      -------
      Total .........      $13,292      $12,985      $25,140      $23,583
                           =======      =======      =======      =======

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

         Following is a reconciliation of total reportable segment gross profit to total Company income before income taxes:

                                                      FOR THE THREE               FOR THE SIX
                                                      MONTHS ENDED               MONTHS ENDED
                                                   --------------------      --------------------
                                                   JUNE 29,     JUNE 30,     JUNE 29,     JUNE 30,
                                                     2003        2002         2003         2002
                                                   -------      -------      -------      -------
Total reportable segment gross profit .......      $13,292      $12,985      $25,140      $23,583
Less:
   Selling, general & administrative expenses        3,605        3,799        7,679        7,375
   Business development and start-up costs ..          159           --          284           --
   Loss on early extinguishment of
      long-term debt ........................           --           --           --           20
   Interest expense, net of interest income .        3,323        3,067        6,651        6,169

   Other expenses, net ......................           41            4           46            8
                                                   -------      -------      -------      -------
Total Company income before income taxes ....      $ 6,164      $ 6,115      $10,480      $10,011
                                                   =======      =======      =======      =======

4)  COMPREHENSIVE INCOME

         Total comprehensive income and its components for the periods covered by this report are as follows:

                                                   FOR THE THREE           FOR THE SIX
                                                   MONTHS ENDED           MONTHS ENDED
                                                ------------------------------------------
                                                JUNE 29,    JUNE 30,    JUNE 29,    JUNE 30,
                                                 2003        2002        2003        2002
                                                ------      ------      ------      ------
Net Income ...............................      $3,751      $3,741      $6,335      $6,117
   Mark to market adjustment on derivative
      instruments, net of taxes ..........          81          --          31          --
                                                ------      ------      ------      ------
Total comprehensive income ...............      $3,832      $3,741      $6,366      $6,117
                                                ======      ======      ======      ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the more detailed information in our 2002 Annual Financial Statements, including the notes thereto, appearing most recently in our 2002 Annual Report on Form 10-K, filed with the SEC on March 27, 2003.

COMPANY OVERVIEW

         True Temper Sports, Inc. ("True Temper" or the "Company"), a wholly owned subsidiary of True Temper Corporation ("TTC"), is a leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers ("OEM's") and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance sports products that offer high strength and tight tolerance component parts to the bicycle, hockey and other recreational sports markets. In calendar 2002, golf shaft sales represented 96% of total revenues, and performance sports sales represented 4%. This sales split has shifted to approximately 6% performance sports during the second quarter of 2003, and 5% performance sports for the entire first half of 2003.

RESULTS OF OPERATIONS

         The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                                FOR THE THREE           FOR THE SIX
                                                 MONTHS ENDED           MONTHS ENDED
                                            ---------------------    ------------------
                                            JUNE 29,     JUNE 30,    JUNE 29,   JUNE 30,
                                             2003         2002        2003       2002
                                            --------    ---------    --------   -------
Net sales .............................      100.0%      100.0%      100.0%      100.0%
Cost of sales .........................       59.1        56.6        60.8        60.2
Gross profit ..........................       40.9        43.4        39.2        39.8
SG&A expenses .........................       11.1        12.7        12.0        12.4
Business development and start-up costs        0.5         0.0         0.4         0.0
Loss on early extinguishment of
     long-term debt ...................        0.0         0.0         0.0         0.0
   Operating income ...................       29.3        30.7        26.8        27.3
Interest expenses .....................       10.2        10.3        10.4        10.4
Other expenses, net ...................        0.1         0.0         0.1         0.0
   Income before income taxes .........       19.0        20.5        16.4        16.9
Income taxes ..........................        7.4         7.9         6.5         6.6
   Net income .........................       11.5%       12.5%        9.9%       10.3%

SECOND QUARTER ENDED JUNE 29, 2003 COMPARED TO THE SECOND QUARTER ENDED JUNE 30, 2002

         NET SALES for the second quarter of 2003 increased $2.6 million, or 8.7%, to $32.5 million from $29.9 million in the second quarter of 2002. Golf shaft sales increased $1.9 million, or 6.8%, to $30.6 million in the second quarter of 2003 from $28.7 million in the second quarter of 2002. This increase was driven primarily by (i) increased sales volume for premium grade steel shafts as more golf OEM's introduced lightweight steel shafts as the stock component shaft in their new product launches, and (ii) increased sales volume for the recently introduced Grafalloy Blue(TM) graphite shafts for drivers and fairway woods.

         Performance sports sales increased $0.7 million, or 54.7%, to $1.9 million in the second quarter of 2003 from $1.2 million in the second quarter of 2002. This increase was driven primarily by growth in sales of composite bicycle components, hockey stick shafts OEM's, and other tubing products within the segment.

         Net sales to international customers increased $1.5 million, or 23.3%, to $9.0 million in the second quarter of 2003 from $7.3 million in the second quarter of 2002. This increase was driven primarily by improved foreign currency exchange rates in the United Kingdom, Japan and Australia; as well as an increase in shipments into China as club assembly operations continue to grow within that region.

         GROSS PROFIT for the second quarter of 2003 increased approximately $0.3 million, or 2.4%, to $13.3 million from $13.0 million in the second quarter of 2002. Gross profit as a percentage of net sales decreased to 40.9% in the second quarter of 2003 from 43.4% in the second quarter of 2002. This decrease in gross profit as a percentage of net sales was driven by several factors, including (i) increased costs for natural gas, (ii) increased costs for employee healthcare benefits, and (iii) the impact of a ratification bonus paid to the hourly employees represented by the United Steelworkers of America related to a new four year collective bargaining agreement effective July 1, 2003. Excluding the impact of this ratification bonus, gross profit as a percentage of net sales decreased to 43.0% in the second quarter of 2003 from 43.4% in the second quarter of 2002.

         These unfavorable factors were somewhat offset by the favorable impact from foreign currency exchange rates in the United Kingdom, Japan and Australia; as well as the favorable leverage on fixed manufacturing costs from increased sales volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") for the second quarter of 2003 decreased $0.2 million, or 5.0%, to $3.6 million from $3.8 million in the second quarter of 2002. SG&A as a percentage of net sales decreased to 11.1% in the second quarter of 2003 from 12.7% in the second quarter of 2002. This decrease was driven primarily by a shift from television advertising with a high concentration in the second quarter of 2002 to a print advertising campaign that is more evenly distributed throughout the golf season.

         BUSINESS DEVELOPMENT AND START-UP COSTS for the second quarter of 2003 totaled $0.2 million. No business development and start-up costs were incurred during the second quarter of 2002. These costs are comprised of travel, consulting, legal fees, personnel, recruiting and other start-up business costs relating to the opening of a composite manufacturing operation in southern China.

         OPERATING INCOME for the second quarter of 2003 increased by $0.3 million, or 3.7%, to $9.5 million from $9.2 million in the second quarter of 2002. Operating income as a percentage of net sales decreased to 29.3% in the second quarter of 2003 from 30.7% in the second quarter of 2002. Excluding the impact of the ratification bonus paid during the second quarter of 2003, operating income as a percentage of net sales would have increased to 31.4% in the second quarter of 2003 from 30.7% in the second quarter of 2002. The remainder of the change in operating income reflects the changes described above in sales, gross profit, SG&A and business development and start-up costs.

         INTEREST EXPENSE for the second quarter of 2003 increased to $3.3 million from $3.1 million in the second quarter of 2002. Although interest rates have declined during the past year, interest expense increased as the Company increased its outstanding bank debt between comparative quarters in order to fund dividend payments to its parent company True Temper Corporation.

         INCOME TAXES for the second quarter of 2003 remained relatively flat to the second quarter of 2002 at $2.4 million. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.

         NET INCOME for the second quarter of 2003 increased by approximately $0.1 million to $3.8 million from $3.7 million in the second quarter of 2002. This increase is reflective of the profit impact from the items described above.

SIX MONTH PERIOD ENDED JUNE 29, 2003 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2002

         NET SALES for the first six months of 2003 increased $4.8 million, or 8.2%, to $64.1 million from $59.3 million in the first six months of 2002. Golf shaft sales increased $3.9 million, or 6.8%, to $60.9 million in the first six months of 2003 from $57.0 million in the first six months of 2002. This increase was driven primarily by (i) increased sales volume for premium grade steel shafts as more golf OEM's introduced lightweight steel shafts as the stock component shaft in their new product launches, and (ii) increased sales volume for the recently introduced Grafalloy Blue(TM) graphite shafts for drivers and fairway woods.

         Performance sports sales increased $1.0 million, or 43.6%, to $3.2 million in the first six months of 2003 from $2.2 million in the first six months of 2002. This increase was driven primarily by growth in sales of composite bicycle components, hockey stick shafts OEM's, and other tubing products within the segment.

         Net sales to international customers increased $4.6 million, or 33.4%, to $18.3 million in the first six months of 2003 from $13.7 million in the first six months of 2002. This increase was driven primarily by improved foreign currency exchange rates in the United Kingdom, Japan and Australia; as well as a $4.0 million increase in shipments into China as club assembly operations continue to grow within that region.

         GROSS PROFIT for the first six months of 2003 increased $1.6 million, or 6.6%, to $25.1 million from $23.6 million in the first six months of 2002. Gross profit as a percentage of net sales decreased to 39.2% in the first six months of 2003 from 39.8% in the first six months of 2002. This decrease in gross profit as a percentage of net sales was driven by several factors, including (i) increased costs for natural gas, (ii) increased costs for employee healthcare benefits, and (iii) the impact of a ratification bonus paid to the hourly employees represented by the United Steelworkers of America related to a new four year collective bargaining agreement effective July 1, 2003. Excluding the impact of this ratification bonus, gross profit as a percentage of net sales increased to 40.3% in the first six months of 2003 from 39.8% in the first six months of 2002.

         These unfavorable factors were somewhat offset by the favorable impact from foreign currency exchange rates in the United Kingdom, Japan and Australia; as well as the favorable leverage on fixed manufacturing costs from increased sales volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") for the first six months of 2003 increased $0.3 million, or 4.1%, to $7.7 million from $7.4 million in the first six months of 2002. This increase occurred primarily due to increased personnel and travel costs to support the company's new consumer awareness sales program and new product initiatives. SG&A as a percentage of net sales decreased to 12.0% in the first six months 2003 from 12.4% in the first six months of 2002.

         BUSINESS DEVELOPMENT AND START-UP COSTS for the first six months of 2003 totaled $0.3 million. No business development and start-up costs were incurred during the first six months of 2002. These costs are comprised of travel, consulting, legal fees, personnel, recruiting and other start-up business costs relating to the opening of a composite manufacturing operation in southern China.

         OPERATING INCOME for the first six months of 2003 decreased by $1.0 million, or 6.1%, to $17.2 million from $16.2 million in the first six months of 2002. Operating income as a percentage of net sales decreased to 26.8% in the first six months of 2003 from 27.3% in the first six months of 2002. Excluding the impact of the ratification bonus paid during the second quarter of 2003, operating income as a percentage of net sales would have increased to 27.9% in the first six months of 2003 from 27.3% in the first six months of 2002. The remainder of the change in operating income reflects the changes described above in sales, gross profit, SG&A and business development and start-up costs.

         INTEREST EXPENSE for the first six months of 2003 increased to $6.7 million from $6.2 million in the first six months of 2002. Although interest rates have declined during the past year, interest expense increased as the Company increased its outstanding bank debt between comparative periods in order to fund dividend payments to its parent company True Temper Corporation.

         INCOME TAXES for the first six months of 2003 increased to $4.1 million from $3.9 million in the first six months of 2002. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.

         NET INCOME for the first six months of 2003 increased by $0.2 million to $6.3 million from $6.1 million in the first six months of 2002. This increase is reflective of the profit impact from the items described above.

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

         We used the proceeds from this loan to pay a dividend to True Temper Corporation ("TTC") in order that TTC could repay a portion of the outstanding principal on its senior discount notes which carry a 13.25% PIK interest rate or a 12.25% cash interest rate.

         In addition, we have $99.7 million in 10 7/8% Senior Subordinated Notes Due 2008 (the "Notes"). The Notes require cash interest payments each June 1 and December 1, beginning June 1, 1999. The Notes are redeemable at our option, under certain circumstances and at certain redemption prices, beginning December 1, 2003.

         Both the new senior credit facility and the Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit our ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The new senior credit facility also requires us to maintain certain specified financial ratios and tests including minimum EBITDA levels, minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. At June 29, 2003 we were in compliance with all of the covenants in both the new senior credit facility and the Notes. Furthermore, the new senior credit facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of our excess cash flow.

SIX MONTHS ENDED JUNE 29, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

         In the first six months of 2003 cash provided by operating activities decreased by approximately $0.4 million to $12.0 million from $12.4 million in the first six months of 2002. This decrease was driven by an increase in working capital requirements to fund outstanding accounts receivable which grew with the increase in first and second quarter sales compared to the prior year, and growth in international export sales.

         We used $1.4 million of cash to invest in property, plant and equipment in the first six months of 2003, compared to the $0.6 million spent in the first six months of 2002.

         We repaid $2.0 million of the principal on our senior credit facility during the first six months of 2003, compared to the $3.5 million that we repaid during the first six months of 2002. Also in the first quarter of 2002, we repurchased $0.3 million of our Notes.

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

         In August 2003 we paid a dividend of $2.5 million to our parent company, TTC. This dividend was used by TTC to retire a portion of the outstanding principal balance of its senior discount notes, and to make cash interest payments on the remaining balance.

         In addition to the debt service obligations for principal and interest payments created by the senior credit facility and the Notes described above, our liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. We intend to fund our current and long term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of June 29, 2003 we have the $15.0 million revolving credit facility available for future cash requirements. The maximum amount we may use of the $15.0 million revolving credit facility is limited by the financial covenants contained within the senior credit facility. Information concerning our senior credit facility is contained in the footnotes to the financial statements of our 2002 Annual Report on Form 10-K, as filed with the SEC on March 27, 2003.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation 46"). Interpretation 46 requires all companies to consolidate the results of variable interest entities as defined by the Interpretation for which the company has a majority variable interest. Interpretation 46 is to be adopted for fiscal years or interim periods beginning after June 15, 2003. Interpretation 46 requires certain disclosures in the financial statement issued after January 31, 2003 if it is reasonably possible that the company will consolidate or disclose information about variable interest entities when the interpretation becomes effective. The adoption of Interpretation 46 did not have a material effect on the Company's consolidated financial condition or results of operations taken as a whole.

         In April 2003, the FASB issued Statement No. 149, Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 149"). Statement 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The impact of adopting Statement 149 is not expected to be material to the Company's consolidated financial condition or results of operations taken as a whole.

         In May 2003, the FASB Issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("Statement 150"). Statement 150 requires issuers to classify as liabilities (or assets in some circumstances) financial instruments within the scope of the statement that embody obligations for the issuer. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adopting Statement 150 is not expected to be material to the Company's consolidated financial condition or results of operations taken as a whole.

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

         The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. However, there are many risk factors, including but not limited to, the Company's substantial leverage, the Company's ability to service its debt, the general state of the economy, the Company's ability to execute its plans, fluctuations of energy prices and availability, fluctuations of raw material prices, potential significant increases to employee medical benefit costs, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in our Company's forward-looking statements. Additional information concerning the Company's risk factors is contained from time to time in the Company's public filings with the SEC; and most recently in the Business Risks section of Item 1 to Part 1 of our 2002 Annual Report on Form 10-K filed with the SEC on March 27, 2003.

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

         This information has been omitted from this report as there have been no material changes to our market risks as of June 29, 2003.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13(a)-15(d) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief

Executive Officer along with the Company's Chief Financial Officer concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures (1) were effective in alerting them, in a timely manner, to material information relating to the Company required to be included in the Company's periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

         There have been no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         --Not applicable--

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         --None--

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended June 29, 2003.

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

         31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.**

         31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.**

         b. Reports on Form 8-K

                  No reports or Form 8-K were filed during the quarter ended June 29, 2003.



-----
     *   Incorporated by reference.

     **  Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on August 13, 2003.

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