Form 10-Q
period 2003-09-28
TRUE TEMPER SPORTS INC
filed 2003-11-12
CIK 1078547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2003

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

      As of November 12, 2003 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

                            TRUE TEMPER SPORTS, INC.

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements

                  Condensed Consolidated Statements of Operations for the
                  three and nine month periods ended September 28, 2003
                  (Unaudited) and September 29, 2002 (Unaudited)...............................             1

                  Condensed Consolidated Balance Sheets as of September 28, 2003 (Unaudited)
                  and December 31, 2002 (Unaudited)............................................             2

                  Condensed Consolidated Statements of Cash Flows for the nine month periods
                  ended September 28, 2003 (Unaudited) and September 29, 2002 (Unaudited)......             3

                  Notes to Condensed Consolidated Financial Statements (Unaudited).............             4

          Item 2. Management's Discussion and Analysis of Financial Condition and Results
                  of Operations................................................................             6

          Item 3. Quantitative and Qualitative Disclosures About Market Risk...................            11

          Item 4. Controls and Procedures......................................................            11

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings............................................................            13

          Item 2. Changes in Securities and Use of Proceeds....................................            13

          Item 3. Defaults Upon Senior Securities..............................................            13

          Item 4. Submission of Matters to a Vote of Security Holders..........................            13

          Item 5. Other Information............................................................            13

          Item 6. Exhibits and Reports on Form 8-K.............................................            13

Signatures.........................................................................................        15

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                        FOR THE THREE                        FOR THE NINE
                                                        MONTHS ENDED                         MONTHS ENDED
                                                 ------------------------------     ------------------------------
                                                 SEPTEMBER 28,    SEPTEMBER 29,     SEPTEMBER 28,    SEPTEMBER 29,
                                                    2003              2002             2003              2002
                                                 -----------      -----------       -----------      ------------
Net sales.....................................   $    24,667      $    22,010       $    88,759      $    81,264
Cost of sales.................................        13,820           13,305            52,772           48,976
                                                 -----------      -----------       -----------      -----------
   GROSS PROFIT...............................        10,847            8,705            35,987           32,288
Selling, general and administrative expenses..         3,704            3,245            11,383           10,477
Business development and start-up costs.......           175               37               459              180
Loss on early extinguishment of long-term debt            --               --                --               20
                                                 -----------      -----------       -----------      -----------
   OPERATING INCOME...........................         6,968            5,423            24,145           21,611
Interest expense, net of interest income......         3,242            2,978             9,893            9,147
Other expenses, net...........................            72                2               118               10
                                                 -----------      -----------       -----------      -----------
   INCOME BEFORE INCOME TAXES.................         3,654            2,443            14,134           12,454
Income taxes..................................         1,355              990             5,500            4,884
                                                 -----------      -----------       -----------      -----------
   NET INCOME.................................   $     2,299      $     1,453       $     8,634      $     7,570
                                                 ===========      ===========       ===========      ===========






     See accompanying notes to condensed consolidated financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                  SEPTEMBER 28,  DECEMBER 31,
                                                                                     2003            2002
                                                                                  -----------    ------------
                                         ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................  $    18,313    $     7,070
   Receivables, net.............................................................       14,489         15,083
   Inventories..................................................................       15,345         15,055
   Prepaid expenses and other current assets....................................        1,964          1,764
                                                                                  -----------    -----------
        Total current assets....................................................       50,111         38,972

Property, plant and equipment, net..............................................       14,711         14,561
Goodwill, net...................................................................       71,506         71,506
Deferred tax assets, net........................................................       49,421         54,832
Other assets....................................................................        3,195          3,509
                                                                                  -----------    -----------
        Total assets............................................................  $   188,944    $   183,380
                                                                                  ===========    ===========
                           LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES

   Current portion of long-term debt............................................  $     4,375    $     4,000
   Accounts payable.............................................................        4,369          5,999
   Accrued expenses and other current liabilities...............................       11,567          7,075
                                                                                  -----------    -----------
        Total current liabilities...............................................       20,311         17,074

Long-term debt less the current portion.........................................      117,355        120,730
Other liabilities...............................................................        2,787          2,508
                                                                                  -----------    -----------
        Total liabilities.......................................................      140,453        140,312
STOCKHOLDER'S EQUITY
   Common stock--par value $0.01 per share;
      authorized 1,000 shares; issued and outstanding 100 shares................           --             --
   Additional paid in capital...................................................       40,326         40,326
   Retained earnings............................................................        8,440          3,145
   Accumulated other comprehensive loss, net of taxes...........................         (275)          (403)
                                                                                  -----------    -----------
        Total stockholder's equity..............................................       48,491         43,068
                                                                                  -----------    -----------
        Total liabilities and stockholder's equity..............................  $   188,944    $   183,380
                                                                                  ===========    ===========






      See accompanying notes to condensed consolidated financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                        FOR THE NINE
                                                                                        MONTHS ENDED
                                                                                  ---------------------------
                                                                                  SEPTEMBER 28,  SEPTEMBER 29,
                                                                                     2003            2002
                                                                                  -----------    ------------
OPERATING ACTIVITIES
Net income......................................................................  $     8,634    $     7,570
   Adjustments to reconcile net income to net cash
        provided by operating activities:
      Depreciation and amortization.............................................        2,179          2,478
      Amortization of deferred financing costs..................................          676            523
      Loss on disposal of property, plant and equipment.........................           82              9
      Loss on early extinguishment of long-term debt............................           --             20
      Deferred taxes............................................................        5,411          4,722
      Changes in operating assets and liabilities, net..........................        3,384          2,990
                                                                                  -----------    -----------
        Net cash provided by operating activities...............................       20,366         18,312
INVESTING ACTIVITIES
   Purchase of property, plant and equipment....................................       (2,411)          (892)
                                                                                  -----------    -----------
        Net cash used in investing activities...................................       (2,411)          (892)
FINANCING ACTIVITIES
   Principal payments on bank debt..............................................       (3,000)        (3,537)
   Repurchase of Senior Subordinated Notes......................................           --           (282)
   Principal payments on capital leases.........................................           --            (18)
   Payment of debt issuance costs...............................................         (273)            --
   Dividends paid...............................................................       (3,339)        (2,684)
   Other financing activity.....................................................         (100)           (91)
                                                                                  -----------    -----------
        Net cash used in financing activities...................................       (6,712)        (6,612)
Net increase in cash............................................................       11,243         10,808
Cash at beginning of period.....................................................        7,070          8,177
                                                                                  -----------    -----------
Cash at end of period...........................................................  $    18,313    $    18,985
                                                                                  ===========    ===========













      See accompanying notes to condensed consolidated financial statements

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

1)    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of True Temper Sports, Inc. ("True Temper" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002. In the opinion of management, the financial statements include all adjustments which are necessary for the fair presentation of results for interim periods.

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

2)    INVENTORIES

                                                                                  SEPTEMBER 28,  DECEMBER 31,
                                                                                     2003            2002
                                                                                  -----------    ------------
        Raw materials...........................................................  $     1,567    $     1,751
        Work in process.........................................................        2,047          2,445
        Finished goods..........................................................       11,731         10,859
                                                                                  -----------    -----------
        Total...................................................................  $    15,345    $    15,055
                                                                                  ===========    ===========

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

                                                            FOR THE THREE                    FOR THE NINE
                                                            MONTHS ENDED                     MONTHS ENDED
                                                     ---------------------------      ----------------------------
                                                     SEPTEMBER 28,  SEPTEMBER 29,     SEPTEMBER 28,   SEPTEMBER 29,
                                                         2003           2002             2003            2002
                                                     -----------     -----------      -----------    ------------
         Net sales:
            Golf shafts............................  $    23,324     $    21,046      $    84,190    $    78,053
            Performance sports.....................        1,343             964            4,569          3,211
                                                     -----------     -----------      -----------    -----------
               Total...............................  $    24,667     $    22,010      $    88,759    $    81,264
                                                     ===========     ===========      ===========    ===========
         Gross profit:
            Golf shafts............................  $    10,494     $     8,502      $    34,746    $    31,458
            Performance sports.....................          353             203            1,241            830
                                                     -----------     -----------      -----------    -----------
               Total...............................  $    10,847     $     8,705      $    35,987    $    32,288
                                                     ===========     ===========      ===========    ===========

                            TRUE TEMPER SPORTS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF TRUE TEMPER CORPORATION)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      Following is a reconciliation of total reportable segment gross profit to total Company income before income taxes:

                                                                  FOR THE THREE                    FOR THE NINE
                                                                  MONTHS ENDED                     MONTHS ENDED
                                                         ----------------------------      ----------------------------
                                                         SEPTEMBER 28,   SEPTEMBER 29,     SEPTEMBER 28,   SEPTEMBER 29,
                                                             2003           2002               2003            2002
                                                         -----------     -----------        -----------    ------------
         Total reportable segment gross profit.....      $    10,847     $     8,705        $    35,987    $    32,288
         Less:
            Selling, general & administrative expenses         3,704           3,245             11,383         10,477
            Business development and start-up costs...           175              37                459            180
            Loss on early extinguishment of
               long-term debt......................               --              --                 --             20
            Interest expense, net of interest income           3,242           2,978              9,893          9,147
            Other expenses, net....................               72               2                118             10
                                                         -----------     -----------        -----------    -----------
         Total Company income before income taxes        $     3,654     $     2,443        $    14,134    $    12,454
                                                         ===========     ===========        ===========    ============

4)    COMPREHENSIVE INCOME

      Total comprehensive income and its components for the periods covered by this report are as follows:

                                                                FOR THE THREE                       FOR THE NINE
                                                                MONTHS ENDED                        MONTHS ENDED
                                                         ---------------------------        ---------------------------
                                                         SEPTEMBER 28,   SEPTEMBER 29,      SEPTEMBER 28,  SEPTEMBER 29,
                                                             2003           2002               2003            2002
                                                         -----------     -----------        -----------    ------------
         Net Income................................      $     2,299     $     1,453        $     8,634    $     7,570
            Mark to market adjustment on derivative
               instruments, net of taxes...........               97              --                128             --
                                                         -----------     -----------        -----------    -----------
         Total comprehensive income................      $     2,396     $     1,453        $     8,762    $     7,570
                                                         ===========     ===========        ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the more detailed information in our 2002 Annual Financial Statements, including the notes thereto, appearing most recently in our 2002 Annual Report on Form 10-K, filed with the SEC on March 27, 2003.

COMPANY OVERVIEW

      True Temper Sports, Inc. ("True Temper" or the "Company"), a wholly-owned subsidiary of True Temper Corporation ("TTC"), is the leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers ("OEMs") and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance sports products that offer high strength and tight tolerance component parts to the bicycle, hockey and other recreational sports markets. In calendar 2002, golf shaft sales represented 96% of total revenues, and performance sports sales represented 4%. During the third quarter and first nine months of 2003 performance sports revenues increased to 5% as a percentage of total revenues.

RESULTS OF OPERATIONS

      The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

                                                        FOR THE THREE                    FOR THE NINE
                                                        MONTHS ENDED                     MONTHS ENDED
                                                 ---------------------------      ---------------------------
                                                 SEPTEMBER 28,  SEPTEMBER 29,     SEPTEMBER 28,  SEPTEMBER 29,
                                                    2003            2002             2003            2002
                                                 -----------    -----------       -----------    ------------
   Net sales..................................      100.0%          100.0%           100.0%          100.0%
   Cost of sales..............................       56.0            60.4             59.5            60.3
   Gross profit...............................       44.0            39.6             40.5            39.7
   SG&A expenses..............................       15.0            14.9             12.8            13.1
   Business development and start-up costs....        0.7             0.0              0.5             0.0
   Loss on early extinguishment of
        long-term debt........................        0.0             0.0              0.0             0.0
      Operating income........................       28.2            24.6             27.2            26.6
   Interest expenses..........................       13.1            13.5             11.1            11.3
   Other expenses, net........................        0.3             0.0              0.1             0.0
      Income before income taxes..............       14.8            11.1             15.9            15.3
   Income taxes...............................        5.5             4.5              6.2             6.0
      Net income..............................        9.3%            6.6%             9.7%            9.3%

THIRD QUARTER ENDED SEPTEMBER 28, 2003 COMPARED TO THE THIRD QUARTER ENDED SEPTEMBER 29, 2002

      NET SALES for the third quarter of 2003 increased $2.7 million, or 12.1%, to $24.7 million from $22.0 million in the third quarter of 2002. Golf shaft sales increased $2.3 million, or 10.8%, to $23.3 million in the third quarter of 2003 from $21.0 million in the third quarter of 2002. This increase was driven primarily by (i) increased sales volume for premium grade steel shafts as more golf OEMs introduced lightweight steel shafts as the stock component shaft in their new product launches, and (ii) increased sales volume for the recently introduced Grafalloy Blue(TM) graphite shafts for drivers and fairway woods.

      Performance sports sales increased approximately $0.4 million, or 39.3%, to $1.3 million in the third quarter of 2003 from $1.0 million in the third quarter of 2002. This increase was driven primarily by growth in sales of composite bicycle components, hockey stick shafts, and other tubing products within the segment.

      Net sales to international customers increased $0.3 million, or 3.7%, to $8.0 million in the third quarter of 2003 from $7.7 million in the third quarter of 2002. This increase was driven primarily by improved foreign currency exchange rates in the United Kingdom, Japan and Australia; as well as an increase in shipments into China as club assembly operations continue to grow within that region.

      GROSS PROFIT for the third quarter of 2003 increased $2.1 million, or 24.6%, to $10.8 million from $8.7 million in the third quarter of 2002. Gross profit as a percentage of net sales increased to 44.0% in the third quarter of 2003 from 39.6% in the third quarter of 2002. This increase in gross profit as a percentage of net sales was driven by several factors, including (i) an improved sales mix towards higher margin products, (ii) the favorable impact from foreign currency exchange rates in the United Kingdom, Japan, and Australia and (iii) favorable leverage on fixed manufacturing costs from increased sales volume. These favorable factors were somewhat offset by increased costs for natural gas and employee health care benefits.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") for the third quarter of 2003 increased $0.5 million, or 14.1%, to $3.7 million from $3.2 million in the third quarter of 2002. SG&A as a percentage of net sales increased to 15.0% in the third quarter of 2003 from 14.7% in the third quarter of 2002. This increase was due primarily to (i) an increase in expenses for management programs and (ii) increased personnel and travel cost to support the Company's global sales initiatives.

      BUSINESS DEVELOPMENT AND START-UP COSTS for the third quarter of 2003 increased to $0.2 million from a nominal amount in the third quarter of 2002. These costs are comprised of travel, professional and legal fees, personnel compensation, facility rent and other start-up business costs relating to the opening of a composite manufacturing operation in southern China.

      OPERATING INCOME for the third quarter of 2003 increased by $1.5 million, or 28.5%, to $7.0 million from $5.4 million in the third quarter of 2002. Operating income as a percentage of net sales increased to 28.2% in the third quarter of 2003 from 24.6% in the third quarter of 2002. The change in operating income reflects the changes described above in sales, gross profit, SG&A and business development and start-up costs.

      INTEREST EXPENSE for the third quarter of 2003 increased to $3.2 million from $3.0 million in the third quarter of 2002. Although interest rates have declined during the past year, interest expense increased as the Company increased its outstanding bank debt between comparative quarters in order to fund dividend payments to its parent company, True Temper Corporation ("TTC"). In turn, TTC used the dividends to reduce its outstanding debt.

      INCOME TAXES for the third quarter of 2003 increased to $1.4 million from $1.0 million in the third quarter of 2002. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.

      NET INCOME for the third quarter of 2003 increased by approximately $0.8 million to $2.3 million from $1.5 million in the third quarter of 2002. This increase is reflective of the profit impact from the items described above.

NINE MONTH PERIOD ENDED SEPTEMBER 28, 2003 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 29, 2002

      NET SALES for the first nine months of 2003 increased $7.5 million, or 9.2%, to $88.8 million from $81.3 million in the first nine months of 2002. Golf shaft sales increased $6.1 million, or 7.9%, to $81.2 million in the first nine months of 2003 from $78.1 million in the first nine months of 2002. This increase was driven primarily by (i) increased sales volume for premium grade steel shafts as more golf OEMs introduced lightweight steel shafts as the stock component shaft in their new product launches, and (ii) increased sales volume for the recently introduced Grafalloy Blue(TM) graphite shafts for drivers and fairway woods.

      Performance sports sales increased approximately $1.4 million, or 42.3%, to $4.6 million in the first nine months of 2003 from $3.2 million in the first nine months of 2002. This increase was driven primarily by growth in sales of composite bicycle components, hockey stick shafts, and other tubing products within the segment.

      Net sales to international customers increased $4.9 million, or 22.7%, to $26.3 million in the first nine months of 2003 from $21.4 million in the first nine months of 2002. This increase was driven primarily by improved foreign currency exchange rates in the United Kingdom, Japan and Australia; as well as an increase in shipments into China as club assembly operations continue to grow within that region.

      GROSS PROFIT for the first nine months of 2003 increased $3.7 million, or 11.5%, to $36.0 million from $32.3 million in the first nine months of 2002. Gross profit as a percentage of net sales increased to 40.5% in the first nine months of 2003 from 39.7% in the first nine months of 2002. This increase in gross profit as a percentage of net sales was driven by several factors, including (i) an improved sales mix towards higher margin products, (ii) the favorable impact from foreign currency exchange rates in the United Kingdom, Japan, and Australia, and (iii) favorable leverage on fixed manufacturing costs from increased sales volume. These favorable factors were somewhat offset by the unfavorable impact from (i) increased costs for natural gas, (ii) increased costs for employee healthcare benefits and (iii) the impact of a ratification bonus paid to the hourly employees represented by the United Steelworkers of America relating to a new four year collective bargaining agreement effective July 1, 2003. Excluding the impact of the ratification bonus, gross profit as a percentage of net sales increased to 41.3% in the first nine months of 2003 from 39.7% in the first nine months of 2002.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") for the first nine months of 2003 increased $0.9 million, or 8.6%, to $11.4 million from $10.5 million in the first nine months of 2002. This increase was due primarily to (i) an increase in expenses for management programs and (ii) increased personnel and travel cost to support the Company's global sales initiatives. SG&A as a percentage of net sales decreased to 12.8% in the first nine months 2003 from 12.9% in the first nine months of 2002.

      BUSINESS DEVELOPMENT AND START-UP COSTS for the first nine months of 2003 totaled $0.5 million compared to $0.2 for the first nine months of 2002. These costs are comprised of travel, professional and legal fees, personnel compensation, facility rent and other start-up business costs relating to the opening of a composite manufacturing operation in southern China.

      OPERATING INCOME for the first nine months of 2003 increased by $2.5 million, or 11.7%, to $24.1 million from $21.6 million in the first nine months of 2002. Operating income as a percentage of net sales increased to 27.2% in the first nine months of 2003 from 26.6% in the first nine months of 2002. Excluding the impact of the ratification bonus paid during the second quarter of 2003, operating income as a percentage of net sales would have increased to 28.0% in the first nine months of 2003 from 26.6% in the first nine months of 2002. The change in operating income reflects the changes described above in sales, gross profit, SG&A and business development and start-up costs.

      INTEREST EXPENSE for the first nine months of 2003 increased to $9.9 million from $9.1 million in the first nine months of 2002. Although interest rates have declined during the past year, interest expense increased as the Company increased its outstanding bank debt between comparative periods in order to fund dividend payments to its parent company, True Temper Corporation ("TTC"). In turn, TTC used the dividends to reduce its outstanding debt.

      INCOME TAXES for the first nine months of 2003 increased to $5.5 million from $4.9 million in the first nine months of 2002. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.

                  NET INCOME for the first nine months of 2003 increased by $1.1 million to $8.6 million from $7.6 million in the first nine months of 2002. This increase is reflective of the profit impact from the items described above.

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

                  We used the proceeds from this loan to pay a dividend to our parent company, True Temper Corporation ("TTC") in order that TTC could repay a portion of the outstanding principal on its senior discount notes which carry a 13.25% PIK interest rate or a 12.25% cash interest rate.

                  In addition, we have $99.7 million in 10 7/8% Senior Subordinated Notes Due 2008 (the "Notes"). The Notes require cash interest payments each June 1 and December 1, beginning June 1, 1999. The Notes are redeemable at our option, under certain circumstances and at certain redemption prices, beginning December 1, 2003.

                  Both the new senior credit facility and the Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit our ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The new senior credit facility also requires us to maintain certain specified financial ratios and tests including minimum EBITDA levels, minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. At September 28, 2003 we were in compliance with all of the covenants in both the new senior credit facility and the Notes. Furthermore, the new senior credit facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of our excess cash flow.

NINE MONTH PERIOD ENDED SEPTEMBER 28, 2003 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 29, 2002

                  In the first nine months of 2003 cash provided by operating activities increased by approximately $2.0 million to $20.3 million from $18.3 million in the first nine months of 2002. This increase was driven by an increase in net income as well as a decrease in our working capital requirements.

                  We used $2.4 million of cash to invest in property, plant and equipment in the first nine months of 2003, compared to the $0.9 million spent in the first nine months of 2002.

                  We repaid $3.0 million of the principal on our senior credit facility during the first nine months of 2003, compared to the $3.5 million that we repaid during the first nine months of 2002. Also in the first quarter of 2002, we repurchased $0.3 million of our Notes.

                  Currently, our intention is to use existing cash and cash provided from future operations, if any, as allowed within the covenants of our senior credit facility and our Notes, to:

                  -     Repay our senior credit facility, and/or

                  - Issue quarterly cash dividends to TTC, for its use to pay cash interest and/or principal amounts on its senior discount notes, and/or

                  - To make additional investments in the business for growth or profit improvements, which may include, among other things, capital expenditures, business acquisitions and/or expenditures for business development and expansion in China.

                  In August 2003 we paid a dividend of $2.5 million to TTC. This dividend was used by TTC to retire a portion of the outstanding principal balance of its senior discount notes, and to make cash interest payments on the remaining balance.

                  In addition to the debt service obligations for principal and interest payments created by the senior credit facility and the Notes described above, our liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. We intend to fund our current and long term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of September 28, 2003 we maintain a $15.0 million revolving credit facility available for future cash requirements. The maximum amount we may use of the $15.0 million revolving credit facility is limited by the financial covenants contained within the senior credit facility. Information concerning our senior credit facility is contained in the footnotes to the financial statements of our 2002 Annual Report on Form 10-K, as filed with the SEC on March 27, 2003.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                  In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation 46"). Interpretation 46 requires all companies to consolidate the results of variable interest entities as defined by the Interpretation for which the company has a majority variable interest. Interpretation 46 was to be adopted for fiscal years or interim periods beginning after June 15, 2003, however, on October 9, 2003, the FASB issued FSP FIN 46-6, Effective date of FASB Interpretation 46, Consolidation of Variable Interest Entities, which defers the effective date of FIN 46 for public enterprises. Interpretation 46 requires certain disclosures in the financial statement issued after January 31, 2003 if it is reasonably possible that the company will consolidate or disclose information about variable interest entities when the interpretation becomes effective. The adoption of Interpretation 46 did not have a material effect on the Company's consolidated financial condition or results of operations taken as a whole.

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

                  The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. However, there are many risk factors, including but not limited to, the Company's substantial leverage, the Company's ability to service its debt, the general state of the economy, the Company's ability to execute its plans, fluctuations of energy prices and availability, fluctuations of raw material prices, potentially significant increases to employee medical benefit costs, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in our Company's forward-looking statements. Additional information concerning the Company's risk factors is contained from time to time in the Company's public filings with the SEC; and most recently in the Business Risks section of Item 1 to Part 1 of our 2002 Annual Report on Form 10-K filed with the SEC on March 27, 2003.

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

                  This information has been omitted from this report as there have been no material changes to our market risks as of September 28, 2003.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

                  The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as certified in Rules 13-a--15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures (1) were effective in alerting them, in a timely manner, to material information relating to the Company required to be included in the Company's periodic

SEC filings and (2) were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

                  There have been no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      --Not applicable--

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      --None--

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the quarter ended September 28, 2003.

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

            31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

      b. Reports on Form 8-K

                  No reports or Form 8-K were filed during the quarter ended September 28, 2003.

-------------------

         *        Incorporated by reference.
         **       Filed herewith.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on November 12, 2003.

                                  True Temper Sports, Inc.


                                  By: /s/      Scott C. Hennessy
                                      ------------------------------------------
                                  Name:  Scott C. Hennessy
                                  Title: President and Chief Executive Officer


                                  By: /s/      Fred H. Geyer
                                      ------------------------------------------
                                  Name:  Fred H. Geyer
                                  Title: Senior Vice President,
                                         Chief Financial Officer and Treasurer