Form 10-K
period 2003-12-31
TRUE TEMPER SPORTS INC
filed 2004-03-12
CIK 1078547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by checkmark if disclosure by delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of June 29, 2003 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding. All of the Registrant’s outstanding shares were held by True Temper Corporation, the Registrant’s parent company, as of June 29, 2003.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes  ☐    No  ☒

Documents Incorporated by Reference:

Part IV incorporates certain information by reference from the Registrant’s Registration Statement on Form S-4, as filed with the Securities & Exchange Commission on June 7, 1999, and declared effective on June 10, 1999.

TRUE TEMPER SPORTS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2003

PART I

Item 1.  Business

General

We are the world’s leading designer, manufacturer and marketer of golf shafts. Since the 1930s, we have manufactured golf shafts under the widely recognized True Temper brand. In 2003, over 70% of our net sales were generated through the sale of steel golf shafts. We believe that our share of the worldwide steel shaft market was approximately 68% in 2003 and that our share is more than three times greater than the share of the next largest market participant. We are a leading supplier of premium steel shafts to top domestic golf club original equipment manufacturers and distributors, including Callaway, Cleveland, Golfsmith, Golf Works, Mizuno, Nike, PING, TaylorMade, Titleist and Wilson. From 1987 to 2003, our steel shafts were played by the winners of 57 of the PGA’s 68 major championships, including 16 of the last 17 Masters champions. We are also one of the world’s largest manufacturers of premium graphite (carbon fiber based composites) golf shafts, with an estimated share of approximately 9% of this highly fragmented market. In addition to golf shafts, through our Performance Sports business, we also design, manufacture and market products such as steel alloy bicycle frames, composite bicycle components, such as forks and handlebars, and graphite hockey shafts for the growing premium bicycle and hockey components markets. In 2003, we generated net sales of $116.2 million and net income of $10.9 million.

Our golf shaft products include over 1,000 proprietary models (with our customers’ brand name, label or trademark affixed to the shaft) and 2,000 branded models (with the True Temper and / or Grafalloy brand name, label or trademark affixed to the shaft), including a full range of premium and commercial grade steel shafts and a full line of premium graphite shafts. We design, manufacture and market approximately 275 lines of steel shafts, including:

•                                          Dynamic Gold, which has been a leading steel shaft on the PGA Tour for nearly 25 years;

•                                          Sensicore, which is equipped with patented vibration-damping technology that, when inserted into our steel shafts, can eliminate up to 70% of vibration at impact to combine the feel of graphite with the consistency of steel;

•                                          Dynalite Gold, which features a light-weight, soft tip design that promotes a higher ball flight to optimize trajectory for low-ball hitters;

•                                          TX-90, which at only 90 grams, is one of the lightest steel shafts available and was designed for players seeking consistent performance using a lighter alternative to traditional steel shafts;

•                                          TX Tour, a newly introduced tour version of TX-90 which offers a Superlite steel iron shaft with playing characteristics targeted towards the low handicap golfer;

•                                          Crossfire, a newly introduced ultra light alloy shaft which was developed specifically for hybrid clubs and fairway woods;

•                                          TT Lite, which was designed for the custom club builders and offers a standard weight and mid-flex design which allows for various trimming options for a truly custom fit; and

•                                          numerous co-branded products, including Callaway’s Memphis 10, Nike’s Speedstep, Ping’s JZ and ZZ Lite and Wilson’s Fat Shaft.

We also design, manufacture and market approximately 75 lines of premium graphite shafts under the True Temper and Grafalloy brand names. Our graphite shafts have a strong presence at the professional level and have been played by winners on each of the professional tours, including the PGA, LPGA, Champions and Nationwide Tours. Our most popular graphite shaft brands include:

•                                          Grafalloy ProLite, which is one of the leading ultra light driver shafts on the professional level and accounts for more than 35% of all the ultra light driver shafts played on the PGA and Champions Tours;

•                                          Grafalloy Blue, which is a new breakthrough graphite shaft designed specifically for today’s oversized metal woods;

•                                          Grafalloy ProLaunch, a newly introduced graphite shaft designed with today’s high performance heads and low-spin balls to help players achieve optimal launch conditions to reduce ball spin and maximize distance;

•                                          Grafalloy ProLogic, which is designed for use in irons as a graphite alternative to steel and is manufactured with tight tolerances to provide consistent feel and improved shot making; and

•                                          True Temper EI-70, which is a premium graphite driver shaft with a mid-flex design for a lower, piercing ball flight, and which was played by the winners of five titles on the PGA Tour in 2003.

We believe that we are the only golf shaft company in the world which is capable, within its own facilities, of manufacturing both steel and graphite golf shafts in large volumes. This unique competitive advantage allowed us to design, develop, manufacture and sell the first commercially viable multi-material golf shaft combining both steel and graphite into one shaft. Our BiMatrx and BiMatrx Rocket shafts utilize a patented multi-material technology to combine the torsional stability and consistent performance benefits of steel with the light-weight flexible benefits of graphite into one shaft.

Through our Performance Sports business, we have utilized the capabilities developed in our golf shaft business to pursue other branded recreational sports equipment markets that have similar competitive dynamics and manufacturing requirements. We focus on the premium segment of the bicycle market where quality and branding are highly valued by the consumer, and products are often customized to suit the individual consumer’s specific requirements. Our value-added premium bicycle component products generally have higher margins than component parts made for bicycles sold in mass channel retail stores. In the hockey components market, we focus on the composite shafts used in a variety of original equipment manufacturers’ one-piece and composite sticks.

The Golf Club Shaft Industry

The golf equipment industry is estimated to be a $4.6 billion industry, with golf clubs making up the largest portion at approximately 61%, or $2.8 billion. Spending in the golf equipment industry is highly concentrated among avid golfers (golfers that play more than 25 rounds of golf per year) who account for approximately 58% of the total spending on golf equipment despite only accounting for approximately 23% of the golfing population.

There are three basic components needed to manufacture a golf club: the shaft, the club head and the grip. The shaft is critical to the performance of a golf club as it controls the consistency and distance of a golf shot. While branded premium shafts are critical to the performance and marketing of golf clubs, these shafts represent a relatively small portion of the overall cost of a golf club, typically under 10% of the retail sales price.

The golf shaft market is comprised primarily of steel and graphite shafts. We believe that in 2003 the three largest participants in the worldwide steel shaft market comprised an aggregate market share of more than 80%. We believe that the concentration in the steel shaft market is due to the high barriers to entry created by the technical expertise and capital investment necessary to participate in the market as well as the customized manufacturing process required for the production of premium steel shafts. The production of graphite shafts is less capital intensive and requires less technical expertise. Although recently there has been some consolidation among graphite shaft manufacturers, the graphite shaft industry is fragmented, with the top five market participants representing approximately 52% of the worldwide market in 2003. We believe that the relatively lower barriers to entry account for this fragmentation.

We believe that from 1991 to 1995, graphite shafts gained share of the overall shaft market due to the light-weight, vibration-damping characteristics of graphite shafts, particularly for longer-shafted, larger-headed woods. Since 1995, however, the development of vibration damping materials for steel shafts such as our Sensicore insert, along with the introduction of lighter weight steel alloys in products such as our TX-90 shaft, have resulted in steel shafts that have the vibration damping and light-weight characteristics of graphite shafts together with the consistent performance and distance control qualities of steel shafts. We believe that these design improvements contributed to the growth of the share of steel shafts in the overall shaft market from approximately 52% in 1995 to approximately 64% in 2003.

Business Strategy

Our objective is to continue to grow net sales and cash flow by capitalizing on our position as the leading worldwide designer, manufacturer and marketer of technologically innovative, performance-oriented golf shafts and increasing our market share in the premium bicycle and hockey markets. Our strategy to achieve these objectives consists of the following elements:

Continue to Innovate and Introduce New Products.  We intend to increase our share of the steel and graphite golf shaft markets by capitalizing on the True Temper and Grafalloy brands and continuing to introduce new products and technologies tailored to the specific needs of golfers and designed for the unique innovations in club head technology. We plan to continue to develop innovative premium steel golf shafts with performance characteristics and features that support above average selling prices and gross margins.

Promote the True Temper and Grafalloy Brands.  We intend to maintain and build our brand name recognition, our reputation for quality and the goodwill of the True Temper and Grafalloy brands through the continuation of a marketing and communications program aimed at reaching golfers directly and targeting the top club pros, club fitters, and others who we believe have the ability to influence consumers in their local markets. We intend to continue supporting PGA Tour players with our Tour vans, which provide technical support and shaft installation. We also plan to continue our marketing efforts by advertising in leading publications, through cooperative advertising with customers and through product demonstrations and special promotional events.

Drive Continued International Sales Growth.  Over the last two years we have experienced significant growth in international sales and we believe that markets outside the United States will be a significant contributor to our net sales growth in the future. To drive this growth, we will utilize our growing global network of sales offices and distribution centers on four continents to reach our customers in their local markets and provide inventory logistics to service their needs. Our new distribution center in Hong Kong and graphite manufacturing facility in China will support this global logistics strategy and enable us to expand our product offering to meet customer needs in all our markets around the world.

Grow Our Performance Sports Segment.  We believe we are poised to realize significant growth in our Performance Sports business by capitalizing on the premium bicycle and hockey-stick markets’ shift away from traditional materials to lighter weight products produced with carbon fiber based graphite composites. In the hockey market, we are applying our composite materials knowledge developed over years in the graphite golf shaft business to develop the light-weight, high strength hockey sticks that many of the world’s professional players have already adopted. With an estimated 75% or more of the hockey-stick market still using wood sticks, we believe that our hockey business will experience significant growth as amateur and recreational players follow the conversion of professional players to graphite hockey sticks. Since our acquisition of AME, Inc. in 2001, we have utilized and combined its product design concepts, technology and know how with our engineering and manufacturing expertise to develop and introduce an expanded line of composite bicycle components, under the Alpha Q brand name, that we plan to market and sell to distributors and original equipment manufacturers in the premium component bicycle market. We believe we produce the lightest all-carbon components available, including the Alpha Q Sub 3 bicycle fork, which is used by one of the world’s leading triathletes.

Products

We design, manufacture and market steel and graphite golf shafts, as well as a variety of high strength, high tolerance components for the hockey, bicycle and other recreational sports markets. Our proprietary shafts, which accounted for approximately 38% of our net sales in 2003, are custom designed, and frequently co-branded in partnership with our customers, to accommodate specific golf club head designs. As an example our proprietary models include co-branded products such as Callaway’s Memphis 10, Nike’s Speedstep, Ping’s JZ and ZZ Lite and Wilson’s Fat Shaft. Our branded products with the True Temper and/or Grafalloy names and designs are typically sold to golf club original equipment manufacturers, distributors and various custom club assemblers, and are used to either assemble new clubs or to replace the shafts in existing clubs.

Steel Golf Shafts.  We manufacture a wide range of steel golf shaft lines with unique design features and performance characteristics. Our steel golf shafts can be divided into the following two major product categories:

(1)                                  Premium steel shafts; and

(2)                                  Commercial grade steel shafts.

Premium steel shafts, such as our Dynamic Gold and TX-90 product lines, are high performance products with tighter design tolerances and quality specifications that sell for higher average selling prices and generate higher profit margins than commercial grade steel shafts. Our commercial grade steel shafts are manufactured to a different specification and sell for a lower average selling price to original equipment manufacturers who produce and sell opening price point golf club sets to entry-level players or lower income consumers who purchase their products through mass channel retail stores.

Graphite Golf Shafts.  We manufacture a wide range of graphite golf shaft lines, which are offered in a variety of weights, torques and flexes. Our graphite golf shafts are currently being played by over 100 touring professionals on the PGA, LPGA, Champions and Nationwide Tours. Our graphite shafts are sold under the Grafalloy and True Temper brands. Similar to steel, graphite shafts can be placed in several categories of performance/quality and price. Most of the graphite golf shafts that we produce and sell are higher quality and higher priced premium grade shafts that are sold to golf equipment distributors, and to original equipment manufacturers for their custom product offerings.

Golf Shafts with Combined Materials.  During the last several years we have been working to develop golf shafts that combine multiple materials such as steel and graphite into one shaft. Late in 2000 we introduced a proprietary custom iron product for a customer that combines a steel shaft with a graphite tip section to produce a shaft that provides a new feel for irons.

We used similar patented technology to introduce the True Temper branded product known as BiMatrx in January 2001. The BiMatrx shaft consists of a graphite shaft with a steel tip section that is currently designed for use in driver and fairway wood applications.

Performance Sports Products.  We also manufacture and sell a wide variety of high performance components for the bicycle, hockey and other recreational sports markets. In 2003, we sold our performance sports products to a broad range of original equipment manufacturers and distributors.

Customers

We maintain long-standing relationships with a highly diversified customer base. We are a leading supplier of shafts to the top domestic golf club original equipment manufacturers and distributors, including Callaway, Cleveland, Golfsmith, Golf Works, Mizuno, Nike, Ping, TaylorMade, Titleist, and Wilson. In 2003, we

had in excess of 650 customers, including approximately 550 golf club manufacturers/retailers and approximately 90 distributors.

For many years we have maintained a broad and diversified customer base in the golf equipment market. In 2003, our top ten customers represented approximately 69% of our net sales, and our top two customers collectively accounted for approximately 25% of our net sales.

We believe that our close customer relationships and responsive service have been significant elements to our success and that our engineering and manufacturing expertise provide us with a strong competitive advantage in truly partnering with our customer base. We have developed and co-branded many proprietary shafts with our customers, as an example we produce proprietary customized steel shafts for Callaway, under the Memphis 10 brand; for Ping, under the JZ and ZZ Lite brands; for Nike, using the Speedstep brand; and for Wilson to produce the Fat Shaft line of clubs.

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

•                                          the acceptance of steel and graphite shafts in general, and our shafts in particular, by professional and amateur golfers alike; and

•                                          our ability to develop and produce innovative new products that provide performance features which benefit golfers of all skill levels.

We believe that our share of the worldwide steel shaft market was approximately 68% in 2003 and that our share is more than three times greater than the share of the next largest market participant. We believe that we primarily compete with four other steel golf shaft manufacturers: Royal Precision, Inc., a domestic based premium steel shaft manufacturer, Far East Machinery Co., Ltd., located in Taiwan which produces commercial grade products, Nippon Shaft Co., Ltd., a limited volume Japanese manufacturer of premium products, and Summit Sports World Wide Co., Ltd. which produces limited volumes of commercial grade steel shafts.

Unlike steel, the graphite shaft manufacturing industry is highly fragmented with a large number of suppliers selling to only a few customers. We believe there are up to eighty graphite shaft manufacturers worldwide. A few of these companies reside in North America and many are located in Far East Asia. We do not believe that there are any graphite suppliers currently with a market share in graphite that is comparable to the market share we have in steel. We believe we are one of the five largest producers of branded premium grade graphite shafts in the world and we estimate that our market share is approximately 9%. Our major competitors in the premium grade branded graphite shaft market include Aldila, Inc., United Sports Technologies, Inc., Graphite Design International, and Fujikura Composites.

We believe that we are the only golf shaft company in the world which is capable, within its own facilities, of manufacturing both steel and graphite golf shafts in large volumes.

Design & Development

We design and develop products for both proprietary/co-branded market applications and for the True Temper/Grafalloy branded product names.

The larger golf club manufacturers often request exclusively designed proprietary or co-branded steel and graphite golf shafts for their club systems, which require golf shafts, heads and grips engineered to work together. We are committed to serving this market by maintaining our role as a leader in innovative shaft designs for both steel and graphite materials technology. Shaft designs and modifications are frequently the direct result of our combined efforts with that of our customers to develop an exclusive shaft specifically designed for that customer’s clubs. We use a computer aided design analysis program to evaluate a new shaft’s design with respect to weight, torque, flex point, tip and butt flexibility, swing weight and other critical shaft design criteria.

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

In 2003, we opened a 14 acre test facility that enables us to better evaluate our products. We have our own private driving range where we perform qualitative player testing and quantitative mechanical testing with a Miya 5 swing robot. Our facility is designed with an Accushot data system which allows us to measure the distance and dispersion of each shot to provide an accurate assessment of product performance. We believe that we are the only shaft manufacturer with our own driving range that is capable of this type of product testing.

In addition, our pursuit of strategic vendor alliances complement our abilities and needs, an approach which allows us to exploit technical capabilities beyond our own while minimizing the risk and investment required to enter the market with new products.

Research and development costs for the years ended December 31, 2003, 2002 and 2001 were $1.5 million, $1.2 million and $1.6 million, respectively.

Manufacturing

We believe that our manufacturing expertise and production capabilities enable us to respond quickly to customers’ orders and provide sufficient quantities on a timely basis. We believe that our investment in capital equipment and personnel training has enabled us to establish a reputation as one of the leading manufacturers of steel and graphite shafts.

Steel Shaft Manufacturing Process.  The process of manufacturing a steel shaft has many distinct phases. Generally, a large steel coil is unrolled and then formed lengthwise, welded and cut into cylinders. The tubing is then treated and fitted over a metal rod or “mandrel” that is used to determine the precise inside diameter of the cylinder as it is drawn. The tubing is stretched, cut into sections, and then weighed and balanced. Later, through a process that we pioneered, the sections are tapered to give each shaft model a particular flex and frequency. The shafts are cleaned, straightened, heat-treated and tempered. The shafts are straightened by machines designed and built by us. The shafts are plated with layers of nickel to prevent corrosion and then covered with a fine layer of chrome. Finally, shafts are dried, polished and inspected for cosmetic flaws before our name and logo is affixed to the shaft. It takes an average of 15 days to manufacture one of our True Temper steel shafts.

Graphite Shaft Manufacturing Process.  There are two processes which are used to manufacture a graphite shaft: flag-wrapping and filament-winding. Most of our graphite shafts are produced using the flag-wrapping technique. The flag-wrapping method uses graphite fiber materials or “prepreg” in sheet form, which requires refrigeration until use. Each new roll of prepreg is allowed to reach room temperature before the material is cut into pennant-shaped patterns called flags for each particular shaft design. Layer by layer, various combinations of prepreg flags are wrapped around mandrels specified for each particular shaft design. The layered materials are then encased in thin layers of clear tape for compaction and heated at high temperatures to harden the material. At the end of the process, the shafts are painted and stylized using a variety of colors, patterns and designs. The filament-winding process, on the other hand, begins with a spool, rather than a sheet, of graphite fiber, which is fed onto the reel of a machine which then wraps the fiber around a mandrel by turning the mandrel and simultaneously moving the graphite fiber from one end of the mandrel to the other. Once the mandrel is wrapped, the process uses the same encasing and heating techniques as the flag wrapping process.

Raw Materials.  We use several raw materials to produce steel golf shafts, including several steel alloys sourced from two or three primary vendors, nickel crowns and plating chemicals, Sensicore inserts and various sundry supplies, boxes and labels. Graphite shafts are produced with a variety of graphite fiber materials in both sheet and spool form that we source from several different vendors. In addition, graphite shafts are finished with a wide variety of paints, inks and heat transfer labels. We believe that there are adequate alternative suppliers of these materials, and, therefore, we do not believe that we are dependent on any one supplier.

In addition to the raw materials discussed above, we also use a substantial amount of natural gas and electricity in our manufacturing processes. Suppliers for these types of energy sources are limited, and prices are subject to general market and industry conditions.

Marketing & Promotion

Our marketing strategy is designed around new product development and targeted advertising and promotion programs. Through our ability to anticipate and address consumer trends in the golf equipment market, as well as the performance demands of professional golfers, we are able to successfully market our products to golf club manufacturers while strengthening brand awareness. During the last several years, our marketing efforts through the utilization of a wide variety of promotional channels, including mass media advertising, print and television, sponsorship of golf-related events, equipment endorsements from original equipment manufacturers and product demonstrations, have increased our overall exposure in the golf industry.

For example, we have maintained a strong presence among PGA Tour players, particularly since 1981, when we began sending our PGA Tour van to all major PGA events. The Tour van functions as a golf club custom shop on wheels, visiting over 35 professional tour events during 2003. Typically, the van is located near the practice tee and lends technical support to the tour professionals while simultaneously promoting the True Temper and Grafalloy brands to representatives of original equipment manufacturers. In 2003 we introduced a second tour van which we used to support the professional players and promote our products at 25 events collectively on the Champions and Nationwide Tours. In addition, we provide technical support to the players on the LPGA Tour as well as the European and Japanese PGA Tours.

Although we do not pay any professional golfer to endorse or play our shafts, we believe that the use of our products by professional golfers enhances our reputation for quality and performance while also promoting the use of our shafts. Due to our strong reputation and service, we estimate that nearly 75% of professional golfers around the world use our product in competition. We clearly recognize the influence that a professional golfer, or very low handicap golfer, can have on consumer preferences, so we also engage in special promotional efforts with local club and teaching professionals, and we contribute shafts to college athletic programs, to encourage the use of our product so they provide positive feedback on the True Temper and Grafalloy brands to their constituents.

Much of our advertising and promotional spending is dedicated to print and television advertising, including cooperative advertising with our customers. Additional advertising and promotional spending is allocated to promotional events such as trade shows, consumer golf shows, PGA Tour activities and retail golf shop advertising displays.

Advertising and promotional costs for the years ended December 31, 2003, 2002 and 2001 were $3.1 million, $3.6 million and $5.0 million, respectively.

Distribution & Sales

We primarily sell our shafts to original equipment manufacturers, retailers and distributors. Typically, distributors resell our products to custom club assemblers, pro shops and individuals. Sales to golf club manufacturers/retailers accounted for approximately 80% of our net golf shaft sales in 2003, and sales to distributors represented approximately 20% of our 2003 net golf shaft sales.

We believe that we have one of the most experienced and respected sales staffs in the industry. Our sales and marketing department includes domestic sales managers, international sales managers, a customer service group and a team of design professionals who provide field support to our sales representatives. We believe that our international market presence, which comprised over 31% of our total 2003 net sales, provides an opportunity for future growth. We market our products in Japan, Europe, Australia and Southeast Asia and maintain a distribution operation in each region.

Employees

As of December 31, 2003, we had 712 full-time employees, including 24 in sales and marketing, 40 in research, development and manufacturing engineering, 564 in production and the balance in administrative and support roles. In addition, as of December 31, 2003, we had 70 individuals working in production at our El Cajon facility through a temporary employment agency. The El Cajon plant has historically used a certain portion of temporary workers in order to more effectively match the workforce level with the required production level at various times of the year.

The hourly employees at our steel plant in Amory, Mississippi are represented by the United Steel Workers of America. In June 2003, the United Steel Workers union at our Amory, Mississippi facility voted to accept a new collective bargaining agreement that covers a four year period beginning in July 2003 and expiring on June 30, 2007. We believe that our relationships with the union and our employees are good.

Intellectual Property

As of December 31, 2003, we held 39 patents worldwide relating to various products and proprietary technologies, including the Sensicore technology, and had 18 patent applications pending. We also hold numerous trademarks related to, among other things, our True Temper, Grafalloy and Alpha Q branded products. We do not believe that our competitive position is dependent solely on patent or trademark protection, or that our operations are dependent on any individual patent or trademark.

Environmental, Health And Safety Matters

We are subject to federal, state and local environmental and workplace health and safety laws and regulations, including requirements governing discharges to the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. In December 2003, a review was conducted by independent environmental consultants and, based upon such report, we believe that we are currently in material compliance with environmental and workplace health and safety laws and regulations. Nevertheless, our manufacturing operations involve the use of hazardous substances and, as is the case with manufacturers in general, if a release of hazardous substances occurs or has occurred on or from our facilities, we may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material.

We devote significant resources to maintaining compliance with, and believe we are currently in material compliance with, our environmental obligations. Despite such efforts, the possibility exists that instances of noncompliance could occur or be identified, the penalties or corrective action costs associated with which could be material.

Like any manufacturer, we are subject to the possibility that we may receive notices of potential liability, pursuant to CERCLA or analogous state laws, for cleanup costs associated with onsite or offsite waste recycling or disposal facilities at which waste associated with our operations have allegedly come to be located. Liability under CERCLA is strict, retroactive and joint and several. To our knowledge, no notices involving any material liability are currently pending.

We have made, and will continue to make, capital expenditures to comply with current and future environmental obligations. Because environmental requirements are becoming increasingly stringent, our expenditures for environmental compliance may increase in the future.

Business Risks

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

Our substantial indebtedness could adversely affect the financial health of our company. For example, it could:

•             make it more difficult for us to satisfy our obligations with respect to our Senior Subordinated Notes;

•             increase our vulnerability to increases in interest rates because our secured credit facility, under which our indebtedness was $14.0 million as of December 31, 2003, is subject to a variable interest rate;

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

To service our indebtedness, we will require a significant amount of cash.  Our ability to generate cash depends on many factors beyond our control.

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

Our success depends on the continued popularity of golf and the growth of the market for golf clubs.

We generate a substantial portion of our net revenues from the sale of golf shafts. The demand for our golf shafts is directly related to the popularity of golf, the number of golf participants and the number of rounds of golf being played by these participants. If golf participation decreases, sales of our products would be adversely affected. In addition, the popularity of golf organizations, such as the PGA, also affects the sales of our golf shafts. We depend on the exposure of our brands to increase brand recognition and reinforce the quality of our products. Any significant reduction in television coverage of PGA or other golf tournaments, or any other significant decreases in either attendance at golf tournaments or viewership of golf tournaments, will reduce the visibility of our brand and could adversely affect our sales.

A reduction in discretionary consumer spending could reduce sales of our products.

Sales of golf clubs are dependent on discretionary consumer spending which may be affected by general economic conditions and could result in a decrease in consumer spending on golf equipment. In addition, our future results of operations could be affected adversely by a number of other factors that influence discretionary consumer spending, including consumer concerns over international and military conflicts around the world, unseasonal weather patterns, demand for our existing and future products, new product introductions by our competitors, an overall decline in participation in golf activities, shifting consumer preferences between graphite and steel golf shafts or other materials that we currently do not produce, and competitive pressures that otherwise result in lower than expected average selling prices. Any one or more of these factors could result in our failure to achieve our expectations as to future sales or earnings. Because most operating expenses are relatively fixed in the short-term, we may be unable to adjust spending to compensate for any unexpected sales shortfall, which could adversely affect our results of operations.

Our new product development efforts may not be successful.

We may not be able to continue to develop competitive products, develop or use technology on a timely or competitive basis or otherwise respond to emerging market trends. Because the introduction of new golf shafts using steel, graphite or other composite and combined materials is critical to our future success, our continued growth will depend, in large part, on our ability to successfully develop and introduce new products in the marketplace. Should golf consumers prefer to use golf clubs made from materials other than steel or graphite, there could be a material adverse effect on the results of our operations. In addition, the design of new golf clubs is also greatly influenced by the rules and interpretations of the U.S. Golf Association, or USGA, and the Royal and Ancient Golf Club of St. Andrews, or St. Andrews. Although the golf equipment standards established by the USGA and St. Andrews generally apply to competitive events sanctioned by those organizations, we believe that it is critical for our future success that our new shafts comply with USGA and St. Andrews standards. New products that we introduce may not receive USGA or St. Andrews approval. In addition, existing USGA and St. Andrews standards may be changed in ways that adversely affect the sales of our current or future products.

We are subject to work stoppages at our facilities, which could seriously impact the profitability of our business.

If any labor disruption or work stoppages affect our employees, the results of our operation could be adversely affected. At December 31, 2003, we employed approximately 710 full-time individuals. Of these, approximately 417 hourly employees at our Amory, Mississippi facility are represented by the United Steel Workers of America. We recently entered into a new collective bargaining agreement with the United Steel Workers of America which became effective on July 1, 2003 and will expire on June 30, 2007. Nevertheless, we may be subject to work stoppages or other labor disruptions in the future. If such events were to occur, our results of operations may be materially adversely affected.

We face intense competition with other golf shaft designers and manufacturers, and our inability to compete effectively for any reason could adversely affect our business.

We operate in a highly competitive environment and compete against a number of established golf shaft designers, manufacturers and distributors. We also compete indirectly with manufacturers that produce shafts internally and face potential competition from golf club manufacturers that currently purchase golf shaft components from third parties but which may have, develop or acquire the ability to manufacture shafts internally. Unlike the steel shaft industry, the graphite shaft industry is highly fragmented. As a result, we compete with many competitors involved in the design and manufacture of graphite shafts. While we have had long-established relationships with most of our customers, we are not the exclusive supplier to most of them, and consistent with the industry practice, generally do not have long-term contracts with our customers. Although we believe that our relationships with our customers are good, the loss of a significant customer or a substantial decrease in sales to a significant customer could have a material adverse affect on our business and operating results. See “Business-Competition” for a description of the bases on which we compete and the number of competitors in our industry. These factors, as well as demographic trends and economic conditions, could result in increased competition and could have a material adverse effect on our results of operations.

Our profitability would be adversely affected if the operation of our Amory manufacturing were interrupted or shut down.

We operate a majority of our manufacturing processes at our facility in Amory, Mississippi. Any natural disaster or other serious disruption to this facility due to fire, tornado, flood or any other cause would substantially disrupt our sales and would damage a portion of our inventory, impairing our ability to adequately supply our customers. In addition, we could incur significantly higher costs and longer lead times associated with fulfilling our direct-to-consumer orders and distributing our products to our customers during the time it takes for us to reopen or replace our Amory facility. As a result, disruption at our Amory facility would adversely affect our profitability.

Risks related to our operating facility in China could adversely affect our business.

In 2003, we opened a graphite manufacturing facility in southern China that we believe will enable us to produce our graphite shafts at a lower cost. We plan to transition some of our manufacturing capacity from the United States to China. This may result in cost inefficiencies and/or delay our realization of our expected costs savings due to our need to recruit and train personnel to operate this facility. In addition, we will be subject to potential political instability in China and trade conflict between the U.S. and China.

Consolidation of our customer base could adversely affect our business.

If the industry and customer base continues to consolidate, then it is possible a consolidation of several of our existing customers into one company could represent a significant portion of our annual revenues. If this was to occur, and this customer selected an alternative shaft supplier, it could have a material adverse effect on our results of operations. If this consolidated company were to remain our customer it could represent an increased credit risk due to its size in relation to our total accounts receivable.

Fluctuations in the cost and availability of raw materials could adversely affect our business.

Since we are dependent upon certain suppliers for steel, nickel, graphite prepreg and other materials, we are subject to price increases and delays in receiving materials. Although we have several sources for most of the key raw materials we purchase, and we attempt to establish purchase price commitments for one-year periods, we are subject to price increases for raw materials used in the manufacture of golf shafts and to delays in receiving these materials. As key components to the manufacture of golf shafts, a substantial price increase to one or more of these raw materials or any extended delay in their delivery could result in a material adverse effect on our results of operations.

Fluctuations in the cost and availability of energy sources to us could adversely affect our business.

Our graphite shaft manufacturing operation in Southern California is dependent upon a consistent and affordable supply of electricity. If there is a prolonged shortage of electrical supply to our California facility and /or a significant increase in the cost of electrical power, we may need to temporarily or permanently close our graphite shaft operations, which could materially adversely affect our results of operations. In addition, our steel shaft manufacturing plant located in Mississippi relies upon a consistent and affordable supply of both natural gas and electrical power in order to conduct normal operations. If our Mississippi facility should experience a shortage in supply of either power source or a significant increase in cost, it could have a material adverse affect on our results of operations.

Fluctuations in the availability of energy sources to our customers could adversely affect our business.

There are a significant number of golf equipment assemblers that are headquartered and conduct manufacturing operations in Southern California. In the aggregate, these companies account for a significant share of the golf equipment market and also account for a considerable portion of our sales revenue. With the disruption of electrical power to California and other Western states in recent years there is a risk that our customers’ manufacturing operations may be adversely affected by power shortages. If this were to occur they may reduce their purchases of shafts from us causing a significant adverse impact to our revenues and results of operations.

Fluctuations in cost of health insurance could adversely affect our business.

Health insurance coverage is a valuable benefit in retaining and attracting employees and has been subject to significant price increases by health industry providers. Since we do not plan to eliminate providing health benefits to our employees, the rising costs could have a material adverse affect on the results of our operations.

If we are unable to protect our intellectual property rights, our business and prospects may be harmed.

The patents we hold relating to certain of our products and technologies may not offer complete protection against infringement of our proprietary rights by others. As of December 31, 2003 we held 39 patents worldwide relating to various products and proprietary technologies, including the Sensicore technology, and had 18 patent applications pending. Patents may not be issued from the pending patent applications. Moreover, these patents may have limited commercial value or may not protect our products. Additionally, the U.S. patents that we hold do not preclude competitors from developing or marketing products similar to our products in international markets. We may infringe on others’ intellectual property rights. One or more adverse judgments with respect to these intellectual property rights could negatively impact our ability to compete and could adversely affect our business.

We are subject to various environmental, health and safety laws and regulations that govern, and impose liability, for our activities and operations. If we do not comply with these laws and regulations, our business could be materially and adversely affected.

We are subject to federal, state, and local environmental and workplace health and safety laws, regulations and requirements which, if contravened, could result in significant costs to us. Our manufacturing operations involve the use of hazardous substances and should there be a release of such substances from our facilities, we may be held liable. The penalties or corrective action costs associated with noncompliance could be material. In addition, we may receive notices of potential liability pursuant to federal or state laws for cleanup costs associated with waste recycling or disposal facilities at which wastes associated with our operations have allegedly come to be located.

Fluctuations in certain general economic conditions could increase our minimum pension liability under our defined benefit pension plan.

We maintain an employer sponsored defined benefit pension plan for the hourly employees at our Amory, Mississippi steel golf shaft plant. We are subject to Financial Accounting Standards Board guidelines for recognition of our minimum pension liability, and subject to ERISA regulations with regard to our cash funding of the plan. As a result, certain U.S. economic conditions involving weak equity market performance and low general interest rates can both reduce the total value of the assets of the plan as well as increase our minimum pension liability under the plan. If these economic conditions are severe enough they could have a significant adverse effect on the funding status of our plan and our overall results of operations.

If we do not retain our key personnel and attract and retain other highly skilled employees our business will suffer.

If we fail to retain and recruit the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel. If any of these persons were to leave our company it would be difficult to replace them, and our business would be harmed. See “Management.”

We are subject to risks relating to our international operations.

We are subject to risks customarily associated with foreign operations, including:

•                                          fluctuations in currency exchange rates;

•                                          import and export license requirements;

•                                          trade restrictions;

•                                          changes in tariffs and taxes;

•                                          restrictions on the transfer of funds into or out of a country;

•                                          unfamiliarity with foreign laws and regulations;

•                                          difficulties in staffing and managing international operations;

•                                          general economic and political conditions; and

•                                          unexpected changes in regulatory requirements.

These risks could have a material adverse effect on our business, prospects, results of operations and financial condition.

We are subject to product liability claims and other litigation.

From time to time, we are subject to product liability claims involving personal injuries allegedly relating to our products. Currently pending claims and any future claims are subject to the uncertainties related to litigation, and the ultimate outcome of any such proceedings or claims cannot be predicted.

We may engage in future acquisitions.

We continuously review acquisition prospects that would complement our current product offerings, increase our size and geographic scope of operations or otherwise offer growth and operating efficiency opportunities. Any future acquisition may not be successfully completed or that, if completed, any such acquisition may not be effectively integrated into our business. Acquisitions may entail numerous risks and impose costs on us, including, among others, difficulties associated with assimilating acquired operations or products, diversion of management’s attention and adverse effects on existing business relationships with suppliers and customers. In addition, any future acquisitions could result in the incurrence of debt or contingent liabilities and other intangible assets, which could have a material adverse effect on our business, financial condition or results of operations.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war, including the military action in Iraq, have and could negatively impact the U.S. and foreign economies, the financial markets, the industries in which we operate, our operations and our profitability.

Terrorist attacks may negatively affect our operations and your investment. There can be no assurance that there will not be further terrorist attacks worldwide. These attacks have contributed to economic instability in the United States and elsewhere, and further acts of terrorism, violence or war could further affect the industries in which we operate, our business and our results of operations. In addition, terrorist attacks or hostilities may directly impact our physical facilities or those of our suppliers or customers and could impact our sales, our supply chain, our production capability and our ability to deliver our products and services to our customers. The consequences of any terrorist attacks or hostilities are unpredictable, and we may not be able to foresee events that could have an adverse effect on our operations or your investment.

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

Item 2.  Properties

Our administrative offices and manufacturing facilities currently occupy almost 500,000 square feet. Our shafts are manufactured at separate facilities, a steel shaft facility located in Amory, Mississippi and composite graphite shaft facilities located in El Cajon, California and Guangzhou, China. In addition, we have a multi-material shaft assembly facility located in Olive Branch, Mississippi. Our executive offices are located in a leased facility in Memphis, Tennessee. The following table sets forth certain information regarding significant facilities operated by us as of December 31, 2003:

Facility	Location	Approx. Sq. Ft.	Owned/ Leased	Lease Expiration Date
Corporate Offices	Memphis, Tennessee	13,500	Leased	December 2005
Steel Shaft/Tubing Mfg.	Amory, Mississippi	335,000	Leased	January 2063(1)
Composite Shaft Mfg.	Guangzhou, China	59,000	Leased	March 2008
Composite Shaft Mfg.	El Cajon, California	45,907	Leased	October 2008
Building	Olive Branch, Mississippi	45,000	Owned	—

(1)                                  There are several leases covering the original land as well as the building at our Amory, Mississippi facility. The leases are structured with interim renewal periods of between 5 to 10 years, extending through January 2063. At the end of each of these renewal periods, we have the option to allow a lease to automatically renew or to not renew the lease.

In addition, we promote our products in international markets through sales and distribution offices in Australia, Japan and the United Kingdom, and we also distribute our product in Southeast Asia from our distribution warehouse in Hong Kong. To the extent that any such properties are leased, we expect to be able to renew such leases or to lease comparable facilities on terms commercially acceptable to us.

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

There were no matters submitted to a vote of security holders during 2003.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

There is no public market for the Company’s equity securities. All of the Company’s capital stock is owned by True Temper Corporation.

The Company declared and paid dividends quarterly on its shares of common stock during fiscal 2003, 2002 and 2001 totaling $5.2 million, $27.1 million and $3.6 million respectfully.

Our various debt instruments impose restrictions on the payment of dividends by means of covenants. The Company was in compliance with all debt covenants as of December 31, 2003.

Item 6.  Selected Financial Data

Set forth below are our selected historical financial data for the five fiscal years ended December 31, 2003. The historical financial data were derived from our audited financial statements and the notes thereto (except ratio of earnings to fixed charges data), for which the December 31, 2003, 2002, and 2001 financial statements are included herein.

	Year Ended December 31,
	2003	2002	2001		2000		1999
	(Dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales	$116,206	$107,401	$111,083		$110,636		$92,215
Gross profit	46,736	42,240	43,348		45,254		36,131
Selling, general and administrative expenses	14,747	13,578	14,963		16,899		15,156
Amortization of goodwill (1)	—	—	2,695		2,701		2,701
Impairment charge on long lived assets (2)	—	—	—		1,053		—
Business development and start-up costs (3)	869	312	—		—		—
Restructuring charges (4)	—	—	—		7		622
Loss on early extinguishment of long-term debt	—	777	—		—		—
Operating income	31,120	27,573	25,690		24,594		17,652
Interest expense, net of interest Income	13,017	12,236	12,660		13,693		14,341
Income tax (benefit) expense (5)	7,113	5,992	(11,539)		5,218		2,318
Net income	$10,858	$9,252	$24,571		$5,627		$1,002
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital (6)	$15,372	$14,828	$14,748		$9,881		$11,200
Total assets	179,616	183,380	189,330		175,888		186,963
Total debt (7)	113,730	124,730	116,522		118,448		136,522
Total stockholder’s equity	$48,793	$43,068	$61,303		$40,320		$35,881
OTHER FINANCIAL DATA:
Cash from operating activities	$21,402	$19,903	$12,162		$20,607		$7,619
Cash used in investing activities	(3,460)	(1,164)	(2,291)		(3,543)		(1,572)
Cash used in financing activities	(16,623)	(19,846)	(5,862)		(19,323)		(1,885)
Depreciation and amortization	2,906	3,252	6,208		6,236		6,205
Capital expenditures	$3,460	$1,164	$2,001		$3,621		$1,620
Ratio of earnings to fixed charges	2.3	2.2	2.0	x	1.8	x	1.2	x

(1)          As of January 1, 2002 the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.  This statement requires Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life not be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  In accordance with SFAS No. 142 the Company ceased amortizing goodwill as of January 1, 2002 and tested for impairment finding there was no impairment.  Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally between 20 and 40 years. See Note 2(g) to the financial statements included elsewhere in this annual report for further discussion.

(2)          Impairment charge on long-lived assets reflects the 2000 write-down of the roller hearth oven at the Company’s Amory, Mississippi manufacturing facility.

3)              Reflects travel, consulting, legal services, personnel recruiting and other costs related to the China business development project.  For a more complete discussion of business development and start-up costs see Note 2(j) to the financial statements included elsewhere in this annual report.

(4)          Reflects severance and other costs related to the consolidation of manufacturing and administrative facilities. Charges in 2000 and 1999 are directly related to the consolidation of True Temper’s Olive Branch, Mississippi composite manufacturing operations into the El Cajon, California facility.

(5)          The 2001 income tax benefit reflects the elimination of the $17,600 valuation allowance. See footnote 9 to the financial statements included elsewhere in this annual report for further discussion.

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

Company Overview

We are a wholly owned subsidiary of True Temper Corporation and a leading designer, manufacturer and marketer both steel and composite graphite golf shafts for original equipment manufacturers and distributors in the golf equipment industry. In addition, we produce and sell a variety of performance sports products that offer high strength and tight tolerance components produced with steel alloys and composite carbon fiber graphite materials for the bicycle, hockey and other recreational sports markets. In 2003, golf shaft net sales represented 94% of total net sales, and performance sports net sales represented 6%.

Year in Review - 2003

2003 was a landmark year for us as we generated record sales and operating income. These results were impressive in light of the recent soft economic environment and in comparison to the results of many of our competitors within the golf industry. For us, the events and milestones during 2003 provided another illustration of how our focus on key business strategies and new products yield improved operating results and opportunities for future growth.

Industry Overview & Golf Equipment Sales

The most recent golf industry statistics provide some guidance in evaluating the industry overall. According to the National Golf Foundation and several other sources, the estimated total number of golfers in the United States increased between 2001 and 2002 and leveled off during 2003. Despite this increase, according to Golf Datatech, the number of rounds played in the United States declined 2.6% versus 2002. We believe, based on a recent National Golf Foundation survey, this decline in playing activity has been partially caused by the economic concerns of consumers during the last couple of years.

We believe that the decline in playing activity has been countered by sales growth rates in most golf club categories as reported by the leading original golf equipment manufacturers. According to industry data, unit sales for drivers and fairway woods increased 4.5% in 2003, while the unit sales for irons, wedges and putters collectively increased 7.2% from 2002. These increases are also consistent with the single digit sales growth rates for the same golf club categories at the retail level.

In general we find that the golf industry is becoming more global in nature and that certain major U.S. brands are gaining worldwide brand recognition and consumer preference. We believe this trend has been accelerating in recent years and continues to drive industry consolidation. In 2003, a number of the leading original golf equipment manufacturers acquired reputable brand name competitors. We believe this consolidation will continue as the leading brands attempt to expand their line of product offerings and extend their brand presence around the world. We believe this trend is a positive indicator for us as a global market leader and as a partner with many of these major industry participants.

Company Highlights

During 2003, we introduced several new products which generated incremental sales growth in a number of our major product categories. Grafalloy Blue was launched in 2003 as a new breakthrough graphite shaft designed for today’s oversized metal woods. This product has been tremendously successful and players using this product have already recorded victories on the PGA, Nationwide, Champions, and European Tours. In addition our recently introduced TX-90 brand of super light-weight steel shafts sold very well under the True Temper brand and as a co-branded stock product for programs with several of our top original equipment manufacturer customers. The performance of these products plus many others within our golf and performance sports segments helped us to generate 35% of our 2003 net sales from products introduced during the last two years.

Our focus on new products was also evident in the growth of our net sales from our Performance Sports business. In 2003, our net sales from our Performance Sports business increased 39%, or $1.9 million to $6.5 million in 2003 from $4.6 million in 2002. This growth was driven by the market penetration for both our hockey stick products, and component bicycle parts in the high end bicycle market, along with market demand for certain niche products in this segment.

Finally, in 2003, we celebrated the grand opening of our new composite graphite production facility in southern China where we commenced production operations during the fourth quarter. We believe this production facility in China, along with our distribution warehouse in Hong Kong, will enable us to support our global customer base with a logistical product supply and allow us to expand our product offering to meet customer needs in markets around the world.

Outlook for 2004

In 2004, we plan to expand and enhance our position within the golf market and grow our presence in the performance sports markets for hockey sticks and quality composite high end bicycle components.

In keeping with this plan we have recently developed and launched several new products for 2004, including:

•                                          Grafalloy ProLaunch, a graphite shaft designed with today’s high performance heads and low-spin balls to help players achieve optimal launch conditions to reduce ball spin and maximize distance;

•                                          TX Tour, a tour version of TX-90 which offers a Superlite steel iron shaft with playing characteristics targeted towards the low handicap golfer;

•                                          Crossfire, an ultra light alloy shaft which was developed specifically for hybrid clubs and fairway woods;

•                                          A new series of composite bicycle handlebars for road and mountain bikes under the Alpha Q brand name; and

•                                          A composite bicycle seat post co-branded with the Alpha Q and ProLite brand names.

Even though participation rates for rounds of golf played have sustained an overall decrease in recent years, we believe that the positive increases in the last three months of calendar 2003 compared to the same period in 2002 provides some grounds for optimism that participation rates have begun to rebound. We also believe that if the economic environment improves and unemployment rates decline this should help to fuel sales growth in many of the sporting goods categories in which we participate.

Although we expect that these macro trends will favorably benefit our business, such outcomes are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. For instance, a recent trend toward shorter lead times in our customers’ ordering patterns has reduced our ability to predict future sales. Although we believe that our expectations are reasonable, we do not know whether our expectations will prove correct. Our actual future results may vary materially as a result of various risks and uncertainties, including but not limited to, a reduction in discretionary consumer spending, risks relating to our international expansion, including our unfamiliarity with foreign laws and regulations and generally unfavorable political conditions in the international markets in which we seek to expand and a general downturn in the economy. See Item 1 “Risks Associated with Forward Looking Statements.”

Results of Operations

The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

	For the Years Ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	59.8	60.7	61.0
Gross profit	40.2	39.3	39.0
Selling, general and administrative expenses	12.7	12.6	13.5
Amortization of goodwill	—	—	2.4
Business development and start-up costs	0.7	0.3	—
Loss on early extinguishment of debt	—	0.7	—
Operating income	26.8	25.7	23.1
Interest expenses, net of interest income	11.2	11.4	11.4
Other expenses, net	0.1	0.1	0.0
Earnings before income taxes	15.5	14.2	11.7
Income taxes (benefit) expense	6.1	5.6	(10.4)
Net income	9.3%	8.6%	22.1%

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Net sales for 2003 increased $8.8 million, or 8.2%, to $116.2 million from $107.4 million in 2002. Net sales of golf shafts increased by $7.0 million to $109.8 million in 2003 from $102.8 million in 2002. The consolidated change in golf shaft sales was generated by the following drivers in each of our three major product categories:

•                                          Sales for premium grade steel golf shafts increased as more original golf equipment manufacturers introduced light-weight steel shafts as the stock component shaft in their new product launches. The light-weight steel products have received favorable acceptance from the marketplace as they combine the lighter weight benefits of graphite shafts with the consistent performance of steel material. In addition, we believe we have gained market share in the premium steel category as one of our competitors struggled to satisfy their customer delivery and quality requirements;

•                                          In 2003, we introduced a new line of graphite shafts known as Grafalloy Blue. This shaft is an ultra-light graphite shaft designed specifically for today’s oversized drivers and incorporates a patent pending micro-mesh tip technology to deliver the optimum combination of tip stability and energy transfer for the big heads on drivers sold by many of the major original golf equipment manufacturers. The product performed well and was used by several winners on the professional tours, helping to grow our graphite golf shaft sales by double digit rates between 2002 and 2003; and

•                                          The revenue gains in both the premium steel and graphite shaft categories were somewhat offset by a decline in the sales of commercial grade steel shafts. Commercial grade steel shafts are used in the assembly of opening price point golf club sets that are distributed through mass channel retail stores. These products are sold to entry-level players or lower income consumers who we believe were particularly affected by the recent sluggish economy.

Performance sports net sales increased by $1.9 million to $6.5 million in 2003 from $4.6 million in 2002. This growth was driven by the market penetration for both our hockey stick products and component bicycle parts in the high end bicycle market. In addition, market demand drove increased net sales for certain niche products within this category.

Net sales to our international customers increased $6.4 million, or 21.0%, to $36.6 million in 2003 from $30.3 million in 2002. During the last several years, many North American original equipment manufacturers have elected to outsource their golf club assembly to third party producers in China. This trend continued in 2003 as our exports into China increased significantly to support the migration of club assembly into the region. In addition, net sales from our international operations benefited from an improvement in foreign currency exchange rates between years, and from improved unit sales volumes in the United Kingdom as we shared in the improved market penetration of our existing original golf equipment manufacturing customers.

Gross Profit for the year increased $4.5 million, or 10.6%, to $46.7 million in 2003 from $42.2 million in 2002. Gross profit as a percentage of net sales increased to 40.2% from 39.3% the prior year. The increase in gross profit margin was generated by several positive factors, including:

•                                         An improved sales mix towards higher margin products such as light-weight steel and Grafalloy Blue;

•                                         The favorable impact of foreign currency exchange rates in the United Kingdom, Japan and Australia; and

•              Favorable leverage on fixed manufacturing costs from increased sales volumes and productivity improvements on maturing new products.

These positive contributors to margin enhancement were somewhat offset by:

•              Increased costs for natural gas;

•              Increased costs for employee healthcare benefits, and

•              The impact of a $683,000 ratification bonus paid to the hourly employees represented by the United Steelworkers of America relating to a new four year collective bargaining agreement effective July 1, 2003 and expiring on June 30, 2007.

Excluding the cost of the union ratification bonus, gross profit for 2003 would have increased by $5.2 million, or 12.3%, from 2002, and gross profit as a percentage of net sales would have increased to 40.8% from 39.3%.

Selling, General and Administrative Expenses for the year increased approximately $1.2 million, or 8.6%, to $14.7 million in 2003 from $13.6 million in 2002. As a percentage of net sales, selling, general and administrative expenses increased to 12.7% in 2002 from 12.6% the prior year. Selling, general and administrative spending increased between years to fund additional personnel costs for sales and marketing efforts and to record increased performance based management programs.

Business Development and Start-Up Costs in 2003 were $0.9 million. This amount is comprised of travel, professional and legal fees, personnel recruiting and compensation, facility rent, shipping and installation of equipment, and other start up business costs relating to opening a composite manufacturing operation in southern China, which are expensed as incurred. These costs increased compared to the prior year as we hired local personnel, initiated rental payments, and began incurring costs incidental to initial training and operations.

Operating Income in 2003 increased by $3.5 million, or 12.9%, to $31.1 million from $27.6 million in 2002. Effective January 1, 2002 we adopted Statement 145, Rescission of FASB Statements Nos. 4 and 64,

Amendment of FASB Statement No. 13, and Technical Corrections, and as such its loss on the early extinguishment of debt in 2002 was recorded as a component of operating income. In 2002, we refinanced our existing 1998 bank credit facility with a new loan agreement, the 2002 bank credit facility. As a result we wrote off the remaining unamortized deferred financing costs associated with the 1998 bank credit facility. We did not extinguish debt in 2003. Excluding the effects of the union ratification bonus in 2003, the loss on early extinguishment of debt in 2002 and business development and start-up costs in both 2003 and 2002, operating income for 2003 would have increased by $4.0 million, or 14.0% from 2002 and operating income as a percentage of net sales would have increased to 28.1% from 26.7%. The remainder of the change in operating income reflects the changes described above in sales, gross profit and selling, general and administrative expenses.

Interest Expense for the year increased by $0.8 million, to $13.0 million in 2003 from $12.2 million in 2002. The increase was generated from a higher average outstanding balance of our term bank debt between periods partially offset by the lower weighted average interest rates on our variable rate debt between years. At the end of 2002, we restructured our consolidated debt for both us and our parent company, True Temper Corporation, by entering a the 2002 bank credit facility loan agreement for us and using the proceeds to issue dividends to True Temper Corporation, which True Temper Corporation then used to retire principal amounts on True Temper Corporation’s outstanding senior discount notes.

Income Tax expense increased by $1.1 million, to $7.1 million in 2003 from $6.0 million in 2002. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.

Net Income for the year 2003 increased to $10.9 million from $9.3 million in 2002, and reflects the impact of the changes described above.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Net sales for 2002 decreased $3.7 million, or 3.3%, to $107.4 million from $111.1 million in 2001. Net sales of golf shafts decreased by $3.6 million to $102.8 million in 2002 from $106.3 million in 2001. This decrease was driven primarily by reduced sales of our multi-material golf shaft product line, which was introduced during the first quarter of 2001. The sales generated during 2001 were magnified by the initial sales to original golf equipment manufacturers and distributors to fill the supply chain, as well as the industry-wide interest generated by the nature of this new product offering. However, in 2002 demand for the multi-material shafts declined as original golf equipment manufacturers and distributors focused on lighter-weight 100% graphite shafts to accommodate the heavier and bigger golf club heads coming to market. The decline in sales of multi-material golf shafts and other shafts was partially offset by the increase in our sales of premium grade steel shafts which have strengthened with the introduction of our new lighter weight steel products and the year over year industry wide increase in unit sales for both putters and wedges.

Performance sports net sales decreased slightly to $4.6 million in 2002 from $4.8 million in 2001. This decrease reflects our decision to exit certain lower margin steel tubing markets and was partially offset by increased sales of bicycle and hockey products.

Net sales to our international customers increased approximately $6.8 million, or 29.1%, to $30.3 million in 2002 from $23.4 million in 2001. This increase was driven primarily by increased unit sales volume in premium grade steel shafts which have strengthened with the introduction of new lighter weight steel products. In addition, export sales have grown with the continued shift of golf club assembly operations to Southeast Asia. Lastly, we recognized approximately $0.4 million in higher sales from favorable changes to foreign currency exchange rates over the course of 2002.

Gross Profit for the year decreased approximately $1.1 million, or 2.6%, to $42.2 million in 2002 from $43.4 million in 2001. Gross profit as a percentage of net sales increased to 39.3% from 39.0% the prior year. This slight increase in gross profit as a percentage of net sales was driven by several factors, including a favorable shift in the mix of sales to higher margin products, the positive impact from changes in foreign currency exchange rates between the US dollar and other currencies and decreases in the cost of natural gas. These favorable factors were somewhat offset by increased costs for employee medical benefits, pension expense, inventory valuation adjustments and other inflation factors.

Selling, General and Administrative Expenses for the year decreased $1.4 million, or 9.3%, to $13.6 million in 2002 from $15.0 million in 2001. As a percentage of net sales, selling, general and administrative decreased to 12.6% in 2002 from 13.5% the prior year. This decrease was driven primarily by a $1.5 million decrease in promotional advertising expenses. In 2001, we incurred significant advertising and promotional expenses to promote our new BiMatrx products. This promotion effort included a national television advertising program. As we entered 2002, recognizing the challenging economic environment, we decided to reduce our promotional spending for the year.

Business Development and Start-Up Costs in 2002 were $0.3 million. This amount is comprised of travel, consulting, legal, personnel recruiting and other start up business costs relating to opening a composite manufacturing operation in southern China.

Loss on Early Extinguishment of Long-Term Debt was $0.8 million. We elected to adopt Statement 145, Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, as of January 1, 2002, and as such its loss on the early extinguishment of debt in 2002 was recorded as a component of operating income. In the fourth quarter of 2002, we refinanced our existing bank credit facility with a new term loan agreement. As a result we wrote off the remaining unamortized deferred financing costs associated with our 1998 bank credit facility. We did not extinguish debt in 2001 or 2000.

Operating Income in 2002 increased by $1.9 million, or 7.3%, to $27.6 million from $25.7 million in 2001. Operating income as a percentage of net sales increased to 25.7% in 2002 from 23.1% in 2001. Effective January 1, 2002, we adopted FASB No. 142, Goodwill and Other Intangible Assets, which requires us, among other things, to discontinue the amortization of our goodwill. In 2001, goodwill amortization was $2.7 million. Excluding the effects of goodwill amortization in 2001, the loss on early extinguishment of debt and business development and start-up costs in 2002, operating income for 2002 would have increased by $0.3 million, or 1.0% from 2001 and operating income as a percentage of net sales would have increased to 26.7% from 25.6%. The remainder of the change in operating income reflects the changes described above in sales, gross profit and selling, general and administrative expenses.

Interest Expense for the year decreased by approximately $0.4 million, to $12.2 million in 2002 from $12.7 million in 2001. The decrease was generated from the decline in the average outstanding balance of our term bank debt between periods and the lower weighted average interest rates on our variable rate debt between years.

Income Tax expense changed by $17.5 million, to a $6.0 million expense in 2002 from an $11.5 million benefit in 2001. In 2001, we determined it was more likely than not we would realize the tax benefit of its deferred tax assets and eliminated its $17.6 million valuation allowance recorded against its deferred tax assets. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes, and in 2001 the pre-tax income added back for the non-deductible portion of goodwill amortization and the elimination of the valuation allowance on deferred tax assets.

Net Income for the year 2002 decreased to $9.3 million from $24.6 million in 2001, and reflects the impact of the changes described above.

The following table shows cash flow activity by source.  Discussion of cash flow activity is noted in the Liquidity and Capital Resources section below.

	2003	2002
Net cash provided by operating activities	$21,402	$19,903
Net cash used in investing activities	(3,460)	(1,164)
Net cash used in financing activities	(16,623)	(19,846)

Liquidity & Capital Resources

General

At the beginning of 2002 we had a senior bank credit facility (“1998 bank credit facility”) which included a $20.0 million non-amortizing revolving credit facility with funds available on a revolving basis through September 30, 2004, a $10.0 million term A loan due in 2004 and a $27.5 million term B loan due in 2005.

In the fourth quarter of 2002, we refinanced our existing 1998 bank credit facility and obtained a new senior bank credit facility (“2002 bank credit facility”). On December 31, 2002 we entered into the 2002 bank credit facility which includes a $15.0 million non-amortizing revolving credit facility, and a $25.0 million term loan. Amounts under the revolving terms of the 2002 bank credit facility are available on a revolving basis through December 31, 2007. The term loan requires quarterly cash interest and principal payments which began in March 2003 and continue through December 2007 as more fully outlined in note 8 to our consolidated financial statements located elsewhere in this Form 10-K.

We used the proceeds from this loan to pay a dividend to True Temper Corporation to enable True Temper Corporation to repay a portion of the outstanding principal on its senior discount notes which carry a 13.25% Pay-In-Kind interest rate or a 12.25% cash interest rate. In 2002, we paid True Temper Corporation a total dividend of $27.1 million. True Temper Corporation used the proceeds of this dividend to make the following payments related to its senior discount notes: paid $3.6 million for cash payment for interest, repaid $22.4 million against the accreted principal balance due, and paid $1.1 million as an early redemption call premium.

In addition, as of December 31, 2003, we had $99.7 million in 10 7/8% Senior Subordinated Notes Due 2008 (the “existing notes”) outstanding. The existing notes require cash interest payments each June 1 and December 1. The cash interest payments began on June 1, 1999. The existing notes are redeemable at our option, under certain circumstances and at certain redemption prices, beginning on December 1, 2003.

Both the 2002 bank credit facility and the existing notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit our ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The 2002 bank credit facility also requires us to maintain certain specified financial ratios and tests, including minimum EBITDA levels, minimum interest coverage and fixed charge coverage ratios and maximum leverage ratios. At December 31, 2003 we were in compliance with all of the covenants in both the 2002 bank credit facility and the existing notes. Furthermore, the 2002 bank credit facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of our excess cash flow.

In connection with the Acquisition and Related Transactions as described below under “Subsequent Events,” we plan to redeem the outstanding existing notes, repay the outstanding principal balance on our 2002 bank credit facility, repay the outstanding principal balance on the True Temper Corporation senior discount notes, pay any call or redemption premiums on these instruments, and pay for any accrued interest expenses through the date on which these debt obligations are redeemed and paid in full. The repayment of these debt obligations will occur on the date when the Acquisition and Related Transactions close and will be funded with the proceeds of the issuance of new notes and borrowings under new senior credit facilities.  See footnote 8 “Borrowings” to the financial statements.

Discussion of Cash Flows for Years Ended December 31, 2003 and 2002

Cash provided by operating activities increased by $1.5 million to $21.4 million in 2003 from $19.9 million in 2002. This growth was generated by a $1.6 million increase in our net income, which was partially offset by a slight increase in working capital requirements.

We used $3.5 million to invest in property, plant and equipment in 2003 compared to the $1.2 million we spent in 2002. The capital expenditures in 2003 included approximately $800,000 in leasehold improvements and supplemental equipment purchases for our new composite graphite manufacturing facility in China.

In 2003, we repaid $11.0 million of principal on our 2002 bank credit facility. In 2002, we repaid the remaining $16.5 million principal balance of our 1998 bank credit facility. Effective December 31, 2002, we refinanced our 1998 bank credit facility as more fully described in note 8 to our consolidated financial statements located elsewhere in this annual report. Under the terms of our 2002 bank credit facility, we are required to pay $4.5 million in scheduled principal payments during 2004.

In 2003, we declared and made four quarterly dividends to our parent company, True Temper Corporation, totaling $5.2 million. These funds were used by our parent company to make quarterly interest payments on its senior discount notes, and to voluntarily repay a portion of the principal totaling $4.0 million. In 2002, we declared and paid dividends to our parent company of $27.1 million to make quarterly interest payments on its senior discount notes and to voluntarily repay a portion of the outstanding principal.

In addition, in the first quarter of 2002, we repurchased $0.3 million of our existing notes in an open market repurchase program.

Discussion of Cash Flows for Year Ended December 31, 2001

Cash provided by operating activities decreased to $12.2 million in 2001 from $20.6 million the prior year. This decline was driven by a $7.5 million increase in cash required for working capital needs, mostly resulting from a $3.5 million increase in the year end trade accounts receivable balance between 2000 and 2001, plus a $5.7 million decrease in accounts payable and other liabilities between 2000 and 2001.

We used $2.3 million in 2001 for investing activities, of which $2.0 million was used for the purchase of property plant and equipment and $0.3 million was used to purchase the production assets and intellectual property rights from Advanced Materials Engineering (“AME”). AME is a designer and manufacturer of composite carbon bicycle forks for use in high-end road bicycles under the Alpha Q brand name.

In 2001, we repaid $1.9 million of the principal on our 1998 bank credit facility.

The following table reflects the Company’s contractual cash obligations for long-term debt and capital and operating leases as of December 31, 2003.

	Total	2004	2005 through 2006	2007 through 2008	Thereafter
Long-Term Debt(1)	$113.7	$4.5	$9.5	$99.7	$—
Operating Leases	3.8	1.0	1.7	1.1	—
Purchase Commitments (2)	$0.7	$0.7	—	—	—
Total(3)	$118.2	$6.2	$11.2	$100.8	$—

(1)                                  Our long-term debt agreements contain customary change of control provisions that could, under certain circumstances, cause accelerated debt repayment.

(2)                                  Amount represents the purchase commitments of natural gas and nickel used in the manufacture of steel golf shafts at our Amory, Mississippi facility.

(3)                                  This table does not include our future obligations related to our funding of our pension benefits.

In addition to the debt service obligations for principal and interest payments, our liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. We intend to fund our current and long term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of December 31, 2003 we have the $15.0 million revolving credit facility available for future cash requirements. The maximum amount we may use of the $15.0 million revolving credit facility is limited by the financial covenants contained within the 2002 bank credit facility. See note 8 to our consolidated financial statements located elsewhere in this annual report for further discussion of the 2002 bank credit facility issued on December 31, 2002.

In addition to the contractual cash obligations noted in the table above, we also have a management services agreement with the principle common stock holder in our parent company, which requires the payment of an annual advisory fee of $0.5 million.

Depending on the size, any future acquisitions, joint ventures, capital expenditures or similar transactions may require significant capital resources in excess of cash provided from operations, and potentially in excess of cash available under the revolving credit facility. There can be no assurance that we will be able to obtain the necessary capital under acceptable terms, from creditors or other sources that will be sufficient to execute any such business investment or capital expenditure.

Subsequent Events-Purchase Agreement for True Temper Corporation

On January 30, 2004, TTS Holdings LLC, a new company formed by Gilbert Global, entered into a stock purchase agreement with our direct parent company, True Temper Corporation, and certain of its securityholders, pursuant to which TTS Holdings LLC and certain members of our senior management agreed to purchase all of the outstanding shares of capital stock of True Temper Corporation. In connection with this acquisition of True Temper Corporation, we intend to repay our 2002 bank credit facility and redeem our existing notes. The acquisition, the repayment of our 2002 bank credit facility and the redemption of our existing notes will be financed with the net proceeds of new Senior Subordinated Notes, initial borrowings under our new senior credit facilities and an equity contribution by Gilbert Global and members of our senior management to TTS Holdings LLC.

If the Acquisition and Related Transactions are consummated, we expect that:

•                                          our new senior credit facilities will include (i) a $20.0 million revolving credit capacity with similar features to the $15.0 million revolving credit facility under our 2002 bank credit facility and (ii) a $110.0 million term loan facility with similar features to the $25.0 million term loan facility under our 2002 bank credit facility; and

•                                          the $125.0 million of new senior subordinated notes to be issued will have similar features to our existing notes.

The proceeds from the offering of the new notes and borrowings under the new senior credit facilities will be used to redeem the outstanding existing notes, including accrued and unpaid interest and redemption premium. We expect that a portion of the remaining proceeds will be used to pay transaction fees and expenses and to purchase a portion of the shares of preferred and/or common stock held by existing owners of True Temper Corporation.

If the acquisition of True Temper Corporation is completed and we create a new debt structure similar to that described above, we plan to use our existing cash and cash provided from future operations, if any, as allowed within the covenants of our new debt obligations to:

•                                          Repay the principal on any term bank debt; and/or

•                                          To make additional investments in the business for growth, which may include, among other things, capital expenditures, business acquisitions, and/or expenditures for business development and expansion in China.

Subsequent to the closing of the Acquisition and Related Transactions we expect that we will pay a management fee to the new principle common stockholder as compensation for management services that the new owner provides. We expect that the terms and condition of this agreement will be similar to our current management services agreement.

Seasonality

In general, the component supplier sales to golf equipment companies and distributors are seasonal, and tend to precede the warm weather golf season. However, there are exceptions, especially for those suppliers that sell to the high volume opening price point golf club manufacturers who sell their product through mass channel retail stores and generate strong volumes during the holiday gift-giving season. Our business does experience some seasonal fluctuations, based on a five year average, approximately 55% of our net sales are generated in the first half of the year, and the remaining 45% of our net sales are generated in the second half.

Inflation

As a general rule we do not believe inflation has had a material impact on our historical results of operations, as we experience inflation trends that are consistent with the national averages and probably similar to other domestic manufacturers.

Nonetheless, as noted in our earlier disclosure regarding the changes in gross profit between 2002 and 2003, we experienced an increase in the cost of natural gas we use for our steel plant operations in Amory, Mississippi in 2003, when the average cost of natural gas delivered to our Amory plant increased by 34% compared to the average price we paid for delivered gas in 2002. Based upon current market prices and purchases of natural gas contracts for 2003, we expect natural gas costs to increase again during 2004.

In addition, during 2003, we recognized an increase in insurance premiums for our employee health benefits coverage. The health insurance premiums for one of our plans, covering a majority of our employees, increased consistent with the overall national average or healthcare coverage. We expect that our increases in health benefit costs will again equal the national average in 2004.

Deferred Tax Assets

In conjunction with the leveraged recapitalization and the issuance of our existing notes in 1998, we recognized an increase in our deferred tax assets, since the recapitalization was treated as a taxable business combination for federal and state income tax purposes. This resulted in a step-up in our tax basis. This step-up in tax basis provided approximately $185.6 million in future tax deductions and a reduction of approximately $52.9 million in future tax payments over the 15 year period beginning with 1998, net of a valuation reserve of approximately $17.6 million that was established in 1998 when the recapitalization occurred. We elected to make a Section 338(h)(10) election under the Internal Revenue Code resulting in an anticipated annualized cash tax benefit of approximately $4.7 million, if fully utilized.

In the fourth quarter of 2001, after considering the our historical financial performance for the preceding three years, and other available evidence, we determined that it was more likely than not that we would realize the tax benefit of all of our deferred tax assets. As a result, our valuation allowance on our deferred tax assets was eliminated with the change in the valuation allowance recorded as a deferred tax benefit.

See note 9 to our consolidated financial statements, included elsewhere in this Form 10-K, for a more complete discussion of our deferred tax asset.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the appropriate application of certain accounting policies, many of which require our management to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and accompanying notes. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our management’s estimates. Such differences may be material to the financial statements.

We believe that our application of accounting policies, and the estimates inherently required therein, are reasonable under the circumstances. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

Our accounting policies are more fully described in note 2 to our consolidated financial statements located elsewhere in this annual report. We have identified certain critical accounting policies which are described below.

Revenue Recognition.  We derive substantially all of our revenue from the sales of golf shafts and performance sports products. Revenue is recognized when all of the following conditions exist: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the revenue amount is determinable and (iv) collection is reasonably assured. Liabilities are established for estimated returns, allowances, and discounts at the time revenue is recognized.

Impairment of Long-Lived Assets, Including Goodwill.  We account for long-lived assets in accordance with the provisions of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144) and evaluates our goodwill for impairment under Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). We evaluate our goodwill for impairment on an annual basis. We periodically evaluates our long-lived assets, including goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors. The valuation of our long-lived assets, including goodwill requires us to use our judgment in evaluating these indicators.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Valuation for Deferred Income Taxes.  Our financial statements include an estimate of income taxes assessed in each legal jurisdiction in which we operate. These income taxes include both a current payable amount, as well as a deferred portion which results from a variety of temporary book versus tax treatment differences. These differences result in deferred tax assets and liabilities, which are included in our balance sheet. Once established, any deferred tax asset must be evaluated to determine the likelihood that we will generate sufficient future taxable income to utilize the full amount. When facts and circumstances warrant, we establish, increase or reduce valuation allowances associated with deferred tax assets in order to reflect which assets meet the more likely than not realizability test.

Impact of Recently Issued Accounting Standards

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We are required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on our financial statements.

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which will affect income statement classification of gains and losses from extinguishment of debt. Statement 145 considers extinguishment of debt a risk management strategy by the reporting entity and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, Reporting the Results of OperationsCReporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB 30. Statement 145 is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. We elected to adopt Statement 145 as of January 1, 2002, and as such our loss on the early extinguishment of debt in 2002 was recorded as a component of operating income. We did not extinguish debt in 2001.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires all companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities after December 31, 2002.  The adoption of SFAS No. 146 did not have a material effect on our financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. This Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on our financial statements. The disclosure requirements were effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based CompensationCTransition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. We currently do not have a stock option plan consequently Statement No. 148 does not apply.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. The adoption of FIN 46R is not expected to have a material effect on our consolidated financial condition or results of operations taken as a whole.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 149”). Statement 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The impact of adopting Statement 149 did not have a material impact to our consolidated financial condition or results of operations taken as a whole.

In May 2003, the FASB Issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Statement 150”). Statement 150 requires issuers to classify as liabilities (or assets in some circumstances) financial instruments within the scope of the statement that embody obligations for the issuer. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adopting Statement 150 did not have a material impact to our consolidated financial condition or results of operations taken as a whole.

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

The Company’s views, estimates, plans and outlook as described within this annual report may change subsequent to the release of this statement. The Company is under no obligation to modify or update any or all of the statements it has made herein despite any subsequent changes the Company may make in its views, estimates, plans or outlook for the future.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The table below provides information about our debt obligations as of December 31, 2003 that are sensitive to changes in interest rates. The table presents cash flows and related weighted average interest rates by expected maturity dates (dollars in millions).

	Expected Maturity Date					There- after	Total	Fair Value
LONG TERM DEBT	2004	2005	2006	2007	2008

Fixed Rate 10.875% Senior Subordinated Notes	$—	$—	$—	$—	$99.7	$—	$99.7	$106.1
Average Interest Rate					10.88%		10.88%
Variable Rate Senior Credit Facility	$4.5	$5.0	$4.5	$—	$—	$—	$14.0	$14.0
Average Interest Rate (a)

(a)          Variable rate long-term debt is comprised of term loans under the senior credit facility. The senior credit facility provides for interest at our option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 2.25%, or (2) under a LIBOR option with a borrowing spread of LIBOR plus 3.50%.

Exchange Rate Sensitivity

We use forward foreign exchange contracts (“Instruments” or “Derivative Instruments”) in our management of foreign currency exchange rate exposures. Instruments used as hedges must be effective at reducing the risks associated with the underlying exposure and must be designated as a hedge at the inception of the contract. Accordingly, changes in the market value of the Instruments must have a high degree of inverse correlation with changes in the market value or cash flows of the underlying hedged item.

We use Derivative Instruments to hedge several components of its revenue and cash collection stream, including, (i) anticipated foreign currency sales, (ii) accounts receivable denominated in foreign currencies, and (iii) cash balances maintained in foreign currencies.

The changes in the market value of Derivative Instruments hedging anticipated foreign currency sales are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income in stockholder’s equity. To the extent an instrument is no longer effective as a hedge due to a change in the underlying exposure, gains and losses are recognized currently in the consolidated statements of operations as a component of cost of sales.

The changes in the market value of Derivative Instruments hedging accounts receivable or cash denominated in foreign currency are recognized as a component of operating income during the period of the change, as they are marked to market on a monthly basis.

Assuming a hypothetical 10% adverse change in all foreign currencies, with the resulting functional currency gains and losses translated into U.S. dollars at the spot rate, the loss in fair value of exchange contracts held on December 31, 2003, would be $1.0 million. Those losses would be offset, in part, by gains on the underlying receivables and cash being hedged. See note 2(h) to our consolidated financial statements located elsewhere in this annual report for further discussion of foreign currencies.

Commodity Risk

We have some exposure to risks associated with fluctuations in prices for commodities such as nickel and natural gas which are used to manufacture our products. Nickel is used in the plating of steel golf shafts, and natural gas is used as an energy source primarily in our steel manufacturing operations. In some cases we will purchase contracts to lock in prices for both nickel and natural gas to be delivered anywhere from one to twenty-four months from the date the contract is consummated. As of December 31, 2003 we held either under contract or have purchased approximately 40% of our expected 2004 usage of natural gas, and approximately 0% of our expected 2004 usage of nickel.

Item 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

True Temper Sports, Inc.

We have audited the accompanying balance sheets of True Temper Sports, Inc. as of December 31, 2003 and 2002 and the related statements of operations, changes in stockholder’s equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audit of the financial statements, we also audited the accompanying financial statement schedule. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of True Temper Sports, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the note 2(g), in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

KPMG LLP

Memphis, Tennessee

February 9, 2004

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the Years Ended December 31,
	2003	2002	2001
NET SALES	$116,206	$107,401	$111,083
Cost of sales	69,470	65,161	67,735
GROSS PROFIT	46,736	42,240	43,348

Selling, general and administrative expenses	14,747	13,578	14,963
Amortization of goodwill	—	—	2,695
Business development and start-up costs	869	312	—
Loss on early extinguishment of long-term debt	—	777	—
OPERATING INCOME	31,120	27,573	25,690

Interest expense, net of interest income	13,017	12,236	12,660
Other expenses, net	132	93	(2)
INCOME BEFORE INCOME TAXES	17,971	15,244	13,032

Income taxes	7,113	5,992	(11,539)
NET INCOME	$10,858	$9,252	$24,571

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,389	$7,070
Receivables, net	15,612	15,083
Inventories	15,656	15,055
Deferred financing costs	651	566
Prepaid expenses and other current assets	1,620	1,198
Total current assets	41,928	38,972

Property, plant and equipment, net	15,026	14,561
Goodwill, net	71,506	71,506
Deferred tax assets	47,902	54,832
Deferred financing costs, net	2,348	2,787
Other assets	906	722
Total assets	$179,616	$183,380

LIABILITIES & STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$4,500	$4,000
Accounts payable	4,992	5,999
Accrued expenses and other current liabilities	8,675	7,075
Total current liabilities	18,167	17,074

Long-term debt, net of current portion	109,230	120,730
Other liabilities	3,426	2,508
Total liabilities	130,823	140,312

STOCKHOLDER’S EQUITY
Common stock — par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	40,326	40,326
Retained earnings	8,796	3,145
Accumulated other comprehensive loss, net of taxes	(329)	(403)
Total stockholder’s equity	48,793	43,068
Total liabilities and stockholder’s equity	$179,616	$183,380

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED STATEMENTS OF
STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
Balance at December 31, 2000	100	$—	$40,326	$(6)	$—	$40,320

Net income	—	—	—	24,571	—	24,571
Dividends declared to parent company	—	—	—	(3,588)	—	(3,588)
Balance at December 31, 2001	100	$—	$40,326	$20,977	$—	$61,303

Net income	—	—	—	9,252	—	9,252
Minimum pension liability, net of taxes	—	—	—	—	(403)	(403)
Comprehensive income, net of taxes						8,849
Dividends declared to parent company	—	—	—	(27,084)	—	(27,084)
Balance at December 31, 2002	100	$—	$40,326	$3,145	$(403)	$43,068

Net income	—	—	—	10,858	—	10,858
Minimum pension liability, net of taxes	—	—	—	—	(118)	(118)
Mark to market adjustment on derivative instruments, net of taxes	—	—	—	—	192	192
Comprehensive income, net of taxes						10,932
Dividends declared to parent company	—	—	—	(5,207)	—	(5,207)
Balance at December 31, 2003	100	$—	$40,326	$8,796	$(329)	$48,793

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net income	$10,858	$9,252	$24,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,906	3,252	6,208
Amortization of deferred financing costs	632	697	652
Loss on disposal of property, plant and equipment	89	80	—
Loss on early extinguishment of long-term debt	—	777	—
Deferred taxes	6,883	5,770	(11,770)
Changes in assets and liabilities, net of acquisitions:
Receivables, net	(529)	(1,624)	(3,511)
Inventories	(601)	(1,614)	967
Prepaid expenses and other assets	(422)	(115)	660
Accounts payable	(1,007)	1,609	(3,102)
Accrued interest	222	(25)	48
Other liabilities	2,371	1,844	(2,561)
Net cash provided by operating activities	21,402	19,903	12,162

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,460)	(1,164)	(2,001)
Proceeds from the sales of property, plant and equipment	—	—	37
Purchase of AME	—	—	(327)
Net cash used in investing activities	(3,460)	(1,164)	(2,291)

FINANCING ACTIVITIES
Proceeds from issuance of bank debt	—	25,000	—
Principal payments on bank debt	(11,000)	(16,504)	(1,901)
Repurchase of Senior Subordinated Notes	—	(270)	—
Premium paid to repurchase Senior Subordinated Notes	—	(12)	—
Principal payments on capital leases	—	(18)	(25)
Payment of debt issuance costs	(278)	(844)	(202)
Dividends paid	(5,207)	(27,084)	(3,588)
Other financing activity	(138)	(114)	(146)
Net cash used in financing activities	(16,623)	(19,846)	(5,862)

Net increase (decrease) in cash	1,319	(1,107)	4,009
Cash at beginning of year	7,070	8,177	4,168
Cash at end of year	$8,389	$7,070	$8,177

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands unless otherwise indicated)

(1)  DESCRIPTION OF BUSINESS

True Temper Sports, Inc. (“True Temper” or the “Company”) is primarily engaged in the design, manufacture and sale of steel and composite golf shafts as well as a variety of other high strength, tight tolerance tubular components for the bicycle, automotive and recreational sports markets. True Temper’s manufacturing plants and related facilities are located in Memphis, Tennessee, Amory and Olive Branch, Mississippi, El Cajon, California and Guangzhou, China. The majority of True Temper’s sales are to golf club manufacturers and distributors primarily located in the United States, Europe, Japan, Australia and Southeast Asia. True Temper operates as a wholly-owned operating subsidiary of True Temper Corporation.

The consolidated financial statements include the financial statements of True Temper and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(c)                                  Trade Accounts Receivable

Trade receivables are net of allowance for doubtful accounts of $832 and $653 as of December 31, 2003 and 2002, respectively.

(d)                                  Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

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

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Company performed an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The Company was not required to perform the second step for any reporting unit, as the fair value of each reporting unit exceeded its carrying amount. The Company’s policy is to test its reporting amount of goodwill for potential impairment on an annual basis in the Company’s fiscal fourth quarter or sooner if a goodwill impairment indicator is identified. No goodwill impairment was identified during the Company’s 2003 testing.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally between 20 and 40 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation.

(h)                                 Derivative Instruments and Foreign Currencies

The Company uses forward foreign exchange contracts (“Instruments” or “Derivative Instruments”) in its management of foreign currency exchange rate exposures. Instruments used as hedges must be effective at reducing the risks associated with the underlying exposure and must be designated as a hedge at the inception of the contract. Accordingly, changes in the market value of the Instruments must have a high degree of inverse correlation with changes in the market value or cash flows of the underlying hedged item.

The Company uses Derivative Instruments to hedge several components of its revenue and cash collection stream, including, (i) anticipated foreign currency sales, (ii) accounts receivable denominated in foreign currencies, and (iii) cash balances maintained in foreign currencies.

The changes in the market value of Derivative Instruments hedging anticipated foreign currency sales are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in consolidated stockholder’s equity. To the extent an instrument is no longer effective as a hedge due to a change in the underlying exposure, gains and losses are recognized currently in the consolidated statements of operations as a component of cost of sales.

The changes in the market value of Derivative Instruments hedging accounts receivable or cash denominated in foreign currency are recognized as a component of operating income during the period of the change, as they are marked to market on a monthly basis.

True Temper recorded a gain in operations on foreign currency in the years ended December 31, 2003 and 2002 of $215 and $37, respectively.

The following table summarizes the contractual notional amounts of True Temper’s forward exchange contracts as of December 31, 2003 and 2002:

	2003	2002
Pound Sterling	$2,937	$2,631
Yen	5,951	4,177
Australian dollar	908	658
Total	$9,796	$7,466

(i)                                    Impairment of Long-Lived Assets

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s consolidated financial statements.

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

(j)                                    Business development and start-up costs

Costs associated with business development and start-up are comprised, primarily, of costs related to opening a composite manufacturing operation in Guangzhou, China. These costs include travel, consulting, legal and other professional services, personnel recruiting and compensation, facility rent and other start-up business costs The costs are expensed as incurred and separately identified on the statement of operations as a component of operating income.

(k)                                Advertising and Promotional Costs

Advertising and promotional costs are accounted for in accordance with Statement of Position 93-7 “Reporting on Advertising Costs”, which requires that the cost of producing advertisements be expensed at the time of the first showing of the advertisement or as incurred. True Temper’s policy is to expense costs associated with the production of advertising at the time of first showing of the advertisement. Advertising and promotional costs primarily consist of trade show costs, media spots including print, radio and television, advertising production and agency fees, sponsorships, and product and promotional samples. Advertising and promotional expense for 2003, 2002 and 2001 were $3,106, $3,555 and $5,007, respectively. Certain of the Company’s customers participate in a cooperative advertising program where the Company agrees to reimburse these customers for a portion of their advertising costs that feature the Company’s product. Cooperative advertising costs are shown as a reduction of sales.

(l)                                    Research and Development Costs

Costs associated with the development of new products and changes to existing products are expensed as incurred and are included in selling, general, and administrative expenses. Research and development costs for the 2003, 2002 and 2001 were $1,501, $1,194 and $1,587, respectively.

(m)                              Post-Retirement Benefits

True Temper’s hourly union employees at its Amory, Mississippi plant are covered by a non-contributory defined benefit plan. The defined benefit plan is funded in conformity with funding requirements of applicable government regulations. Benefits are based on a negotiated, fixed amount multiplied by the employee’s length of service. In addition to the defined benefit plan, these same employees receive certain post-retirement medical, dental and life insurance benefits.

True Temper’s salaried employees are covered by a non-contributory defined contribution plan. Company contributions to this plan are based on the employee’s age and are calculated as a percentage of compensation. This plan is funded on a current basis. In addition to the non-contributory defined contribution plan, certain post-retirement medical, dental and life insurance benefits are provided to those salaried employees who were employed by the Company prior to January 1, 2000.

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

In the fourth quarter of 2001, after considering the Company’s historical financial performance for the preceding three years, and other available evidence, Company management determined that it was more likely than not the Company would realize the tax benefit of all of its deferred tax assets. As a result the Company’s valuation allowance on its deferred tax assets was eliminated with the change in the valuation allowance recorded as a deferred tax benefit. See note 9, Income Taxes, for further explanation.

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

Long-Term Debt — The carrying values of the Company’s variable rate debt approximates fair value. The estimated fair value of the Company’s fixed rate debt is based upon interest rates available for the issuance of debt with similar terms and remaining maturities. As of December 31, 2003, the Company’s Senior Subordinated Notes had an estimated fair value of $105.8 million.

Foreign Currency Contracts — The fair value of forward exchange contracts is estimated using prices established by financial institutions for comparable instruments which was less than $100 thousand at December 31, 2003.

The fair value estimates presented herein are based on information available to management as of December 31, 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(p)                                  Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. The adoption of FIN 46R is not expected to have a material effect on the Company’s consolidated financial condition or results of operations taken as a whole.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 149”). Statement 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The impact of adopting Statement 149 did not have a material impact to the Company’s consolidated financial condition or results of operations taken as a whole.

In May 2003, the FASB Issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Statement 150”). Statement 150 requires issuers to classify as liabilities (or assets in some circumstances) financial instruments within the scope of the statement that embody obligations for the issuer. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adopting Statement 150 did not have a material impact to the Company’s consolidated financial condition or results of operations taken as a whole.

(q)                                  Supplemental Disclosures of Cash Flow Information

Cash payments for income taxes and interest for the years ended December 31, 2003, 2002 and 2001, are as follows:

	2003	2002	2001
Income taxes	$162	$120	$280
Interest	$12,265	$11,728	$11,960

(r)                                  Accumulated Other Comprehensive Income

The accumulated balances for each classification within accumulated other comprehensive income are as follows:

	Derivative Instruments Mark to Market Adjustment	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Income (loss)
December 31, 2002	$—	$(403)	$(403)
Current year change	192	(118)	74
December 31, 2003	$192	$(521)	$(329)

(3)  ACQUISITIONS

In the third quarter of 2001, True Temper acquired substantially all the capital assets and intellectual property rights from Advanced Materials Engineering (“AME”) for $327 resulting in the recording of goodwill of $88. The transition of these assets to the El Cajon facility was completed by December 31, 2001.

(4)  GOODWILL

Amortization expense related to goodwill was $2,695 for the year ended December 31, 2001. The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect in 2001:

	2001
	As Reported	Goodwill Amortization Adjustment	As Adjusted
Income before income taxes	$13,032	$2,695	$15,727
Income tax expense (benefit)	(11,539)	89	(11,450)
Net Income	$24,571	$2,606	$27,177

(5)  INVENTORIES

Inventories, as of December 31 of the year indicated, consist of the following:

	2003	2002
Raw materials	$2,287	$1,751
Work in process	2,067	2,445
Finished goods	11,302	10,859
Total	$15,656	$15,055

(6)  PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment, as of December 31 of the year indicated, are summarized as follows:

	2003	2002
Land improvements	$342	$342
Buildings	7,123	7,008
Furniture and office equipment	815	804
Machinery and equipment	43,167	41,979
Computer equipment and capitalized software	2,439	2,390
Leasehold improvements	2,233	1,695
Assets held for use — not currently used in production	1,265	1,251
Construction in progress	1,505	436
	58,889	55,905
Less accumulated depreciation	43,863	41,344
Net property, plant and equipment	$15,026	$14,561

Depreciation expense for the years ended December 31, 2003, 2002 and 2001, was $2,906, $3,252, and $3,513, respectively.

(7)  OTHER CURRENT LIABILITIES

Other current liabilities, as of December 31 of the year indicated, consist of the following:

	2003	2002
Accrued compensation, benefits and related payroll taxes	5,257	4,537
Accrued interest	1,161	939
Other	2,257	1,599
Total	$8,675	$7,075

(8)  BORROWINGS

(a)                                  Long-Term Debt

Long-term debt at December 31, 2003 and 2002 consisted of the following:

	2003	2002
10.875% Senior Subordinated Notes due 2008	$99,730	$99,730
Senior credit facility	14,000	25,000
Total debt	113,730	124,730
Less current maturities	4,500	4,000
Long-term debt	$109,230	$120,730

The 10.875% Senior Subordinated Notes due 2008 (the “Notes”) provide for semi-annual interest payments, in arrears. At the option of the Company, up to 35% of the Notes are redeemable prior to December 1, 2001, at 110.875%, with the net cash proceeds of one or more public equity offerings. From December 1, 2001 to November 30, 2003 the Notes may be redeemed, at the option of the Company, in whole or in part, at a premium, upon the occurrence of a change of control. Subsequent to November 30, 2003 the Notes may be redeemed, at the option of the Company, in whole or in part, at a redemption price of 105.438% beginning December 1, 2003 and declining ratably thereafter to 100.0% on December 1, 2006.

In 2002 the Company bought back approximately $0.3 million of the outstanding Notes in an open market non-redemptive repurchase program. In conjunction with the buy backs the Company wrote off a ratable portion of deferred financing costs and the premium on the repurchase of Notes as a loss on early extinguishment of debt in the amount of $20. As of December 31, 2003 the outstanding principal amount of Notes was $99.7 million.

In the fourth quarter of 2002 the Company made a scheduled principal payment of $0.6 million and a voluntary repayment of $12.4 million to eliminate the outstanding principal balance of both the term A and term B loans. The Company wrote off $757 of deferred financing costs which related to that debt agreement, and recorded the charge as a loss on early extinguishment of debt.

On December 31, 2002 the Company refinanced its then existing senior credit facility with a new senior credit facility that includes a $15.0 million non- amortizing credit facility and a $25.0 million term loan due December 31, 2007. Amounts under the new revolving credit facility are available on a revolving basis through December 31, 2007. The Company used most of the proceeds from the new term loans to distribute $23.5 million as a dividend to its parent company, True Temper Corporation (“TTC”), on December 31, 2002. TTC used these funds to prepay a portion of its high interest debt.

During 2003, the Company repaid $11.0 million of its senior credit facility, including $7.0 million of voluntary prepayments.

The new senior credit facility provides for interest on the term loan, at the Company’s option, at (i) the base rate of the bank acting as administrative agent plus a margin adder of 2.25%, or (ii) under a LIBOR option with a borrowing spread of LIBOR plus 3.50%. The rate at December 31, 2003 was 4.65%.

The loans under the new senior credit facility are senior to the Notes, and are secured by substantially all of the Company’s assets.

The new senior credit facility and the Notes contain provisions which, among other things, limit the Company’s ability to (i) incur additional indebtedness, (ii) make acquisitions and capital expenditures, (iii) sell assets, (iv) create liens or other encumbrances, (v) make certain payments and dividends, or (vi) merge or consolidate. In addition, both the senior credit facility and the Notes contain customary change of control provisions that could, under certain circumstances, cause accelerated debt repayment. The new senior credit facility also requires the Company to maintain certain specified financial ratios and tests including, (i) minimum EBITDA levels, (ii) minimum interest coverage and fixed charge coverage ratios, and (iii) maximum leverage ratios. At December 31, 2003 the Company was in compliance with all of the covenants in both the new senior credit facility and the Notes.

The terms of the extinguished debt were substantially similar to the new senior credit facility.

At December 31, 2003, future minimum principal payments on long-term debt were as follows:

2004	4,500
2005	5,000
2006	4,500
2007	—
2008	99,730
Thereafter	—
Total	$113,730

(b)                                  Line of Credit

The Company may borrow, through December 31, 2007, up to $15,000 under a revolving credit agreement included in the new senior credit facility. Borrowings under the agreement are subject to the same provisions described in the long-term debt section of this footnote. The Company has no outstanding borrowings under this line of credit at December 31, 2003.

(9)  INCOME TAXES

Total income taxes for the years ended December 31, 2003 and 2002 were allocated as follows:

	2003	2002
Income from continuing operations	$7,113	$5,992
Stockholders’ equity:
Additional minimum pension expense	(72)	(247)
Mark to market adjustment on derivative instruments	118	—
Total income taxes	$7,159	$5,745

The income tax expense (benefit) attributable to income for continuing operations, for the years ended December 31, 2003, 2002 and 2001, is as follows:

	2003	2002	2001
Current:
Federal	$—	$—	$—
State	40	40	40
Foreign	190	182	191
Total current	230	222	231
Deferred:
Federal	5,795	4,858	4,945
State	1,088	912	929
Change in valuation allowance	—	—	(17,644)
Total deferred	6,883	5,770	(11,770)
Total	$7,113	$5,992	$(11,539)

The actual income tax expense attributable to income for continuing operations differs from the amounts computed by applying the U.S. federal tax rate of 34% to the pretax earnings as a result of the following:

	2003	2002	2001
Computed “expected” tax expense	$6,110	$5,183	$4,431
State tax, net of federal benefit	744	628	640
Amortization of goodwill	—	—	838
Foreign taxes	190	182	191
Change in valuation allowance	—	—	(17,644)
Other	69	(1)	5
Actual income tax expense (benefit)	$7,113	$5,992	$(11,539)

On June 29, 1998, Black & Decker Corporation, along with its True Temper Sports Division, and True Temper Sports LLC (an affiliate of Cornerstone Equity Investors, LLC), entered into an agreement pursuant to which True Temper Sports LLC acquired, effective September 30, 1998, an 89% equity interest in TTC (collectively referred to as the “Recapitalization”). True Temper Sports, Inc. was formed as the operating subsidiary of True Temper Corporation. The Recapitalization of TTC was accounted for as a leveraged recapitalization, such that the Company’s assets and liabilities remain at their historical bases for financial reporting purposes, however, for income tax purposes, the transaction is treated as a taxable business combination, which creates a “step-up” in its tax basis financial statements.

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

In assessing the realizability of deferred tax assets, Company management considers whether it is more likely than not that a portion or all of its deferred tax assets will be realized. The Company evaluates a variety of available evidence in determining the amount of the deferred tax assets to be realized including the Company’s earnings history, the number of years the Company’s operating losses can be carried forward and projections of future taxable income. Based on the available evidence described above, including the Company’s historical financial performance since the Recapitalization, the Company determined in 2001 that it was more likely than not the Company will realize the tax benefit of all of its deferred tax assets. As a result the valuation allowance was eliminated with the change in the valuation allowance recorded as a deferred tax benefit in 2001.

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

The components of deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Acquisition costs	$—	$240
Goodwill	45,461	50,275
Accrued liabilities	1,670	1,127
Asset impairment	704	704
Net operating loss carryforwards	889	3,021
Facility start-up costs	444	—
Pension liability	319	247
Uniform capitalization	161	161
Other	—	39
Gross deferred tax assets	49,648	55,814
Deferred tax liabilities:
Property, plant and equipment	(1,614)	(982)
Mark to market adjustment on derivative instruments	(118)	—
Other	(14)	—
Net deferred tax asset	$47,902	$54,832

At December 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $2,400 which expire between 2019 and 2023 and $150 alternative minimum tax credit carry forward which is carried forward indefinitely.

(10) EMPLOYEE BENEFIT PLANS

True Temper Sports, Inc. has a qualified pension plan and a post-retirement benefit plan for the hourly union employees at its Amory, Mississippi plant. The following tables provide a reconciliation of the changes in the plans’ benefit obligation and fair value of assets for the years ended December 31, 2003 and 2002, and a statement of the plans’ funded status as of December 31 for each year:

The following table sets forth the qualified pension plan as of December 31:

	2003	2002
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$12,383	$10,515
Service cost	460	337
Interest cost	832	765
Plan amendments	1,422	—
Actuarial losses	966	937
Benefit payments	(376)	(171)
Benefit obligation at end of year	$15,687	$12,383

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$11,628	$13,075
Actual return on plan assets	1,893	(1,276)
Benefit payments	(376)	(171)
Fair value of plan assets at end of year	$13,145	$11,628

Funded status:
Funded status at December 31	$(2,542)	$(754)
Unrecognized prior service costs	1,422	—
Unrecognized net actuarial loss	1,067	1,029
Net amount recognized	$(53)	$275

The following table provides the amounts recognized in the statement of financial position as of December 31:

	2003	2002
Prepaid benefit cost	$—	$275
Accrued benefit liability	(2,315)	(656)
Intangible asset	1,422	—
Accumulated other comprehensive loss	840	656
Net amount recognized	$(53)	$275

The following table provides the components of net periodic expense (income) for the defined benefit pension plans for the years ended December 31:

	2003	2002	2001
Service cost of benefits earned during the year	$460	$337	$348
Interest cost on projected benefit obligation	832	765	694
Expected return on plan assets	(964)	(1,099)	(1,123)
Recognized net gains	—	(94)	(288)
Net periodic pension income	$328	$(91)	$(369)

Weighted average assumptions:
Discount rate:
Benefit obligation	6.25%	6.75%	7.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.00%	3.00%	5.00%

The following table provides information related to the Company’s pension plan in which accumulated benefit obligations exceeded the fair value of plan assets as of the applicable year end:

	2003	2002
Projected benefit obligation	$15,687	$12,383
Accumulated benefit obligation	15,460	12,285
Fair value of assets	13,145	11,628

Assets of the defined benefit plan for hourly union employees consist primarily of investments in equity securities, debt securities, and cash equivalents. The weighted-average asset allocations at December 31, 2003 and 2002, by asset category, are as follows:

	2003	2002	Target
Equity securities	52.0%	39.8%	50-70%
Debt securities	47.9%	50.2%	30-50%
Cash and other	0.1%	10.0%	0%
Total	100.0%	100.0%	100.0%

In addition to the defined benefit pension plan for hourly employees, the Company also maintains a defined contribution plan which covers substantially all employees. Expenses for defined contribution plans amounted to $779, $748 and $720 in 2003, 2002 and 2001, respectively.

The Company also participates in certain unfunded health care plans that provide post-retirement medical, dental, and life insurance to hourly union employees at its Amory, Mississippi plant and to salaried employees hired prior to January 1, 2000. The post-retirement plans are contributory, and include certain cost-sharing features, such as deductibles and co-payments.

The following table sets forth the benefit obligation of the unfunded post-retirement health plans as of December 31:

	2003	2002
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$3,314	$2,693
Service cost	85	69
Interest cost	217	191
Participant contributions	99	65
Plan amendments	28	—
Actuarial loss	164	407
Benefits paid	(392)	(111)
Benefit obligation at end of year	3,515	3,314
Unrecognized prior service cost	228	294
Unrecognized net actuarial loss	(1,208)	(1,098)
Accrued benefit costs	$2,535	$2,510

The following table provides the components of net periodic expense for the unfunded post retirement health plans for the years ended December 31:

	2003	2002	2001
Service cost	$85	$69	$63
Interest cost	217	191	173
Amortization of prior service costs	(37)	(38)	(38)
Recognized net losses	54	35	27
Net periodic cost	$319	$257	$225
Discount Rate:
Benefit obligation	6.25%	6.75%	7.25%

The healthcare cost trend rate used to determine the post-retirement benefit obligation was 11.0% for 2003. This rate decreases gradually to an ultimate rate of 5.0% in 2014, and remains at that level thereafter. While the trend rate can be a significant factor in determining the amounts reported, for the year ended December 31, 2003 a one-percentage-point increase or decrease in the trend rate will have only minimal impact due to the claims costs being close to the employer imposed cap.

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

Future minimum payments under non-cancelable operating leases with initial terms of one year or more as of December 31, 2003 are as follows:

Operating Leases
2004	$1,046
2005	1,023
2006	708
2007	680
2008	448
Total minimum lease payments	$3,905

Rental expense on operating leases, excluding sublease rent received, was $1,002, $870, and $948 for 2003, 2002 and 2001, respectively.

(b)                                  Product Warranties

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product, the geographic location of its sale and other factors. As of December 31, 2003 and 2002, the Company has accrued $176 and $137, respectively, for estimated product warranty claims. The accrued product warranty costs are based primarily on historical experience of actual warranty claims as well as current information on product costs. Warranty claims expense for each of the years 2003, 2002, and 2001 were $812, $540, and $441, respectively.

The following table provides the changes in the Company’s product warranties:

January 1, 2003	$137
Liabilities accrued for warranties issued during the period	812
Warranty claims paid during the period	(773)
December 31, 2003	$176

(c)                                  Legal Proceedings

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company.

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

In addition to reimbursing Cornerstone for reasonable out-of-pocket expenses, the Company paid Cornerstone $0.5 million for each of the years 2003, 2002 and 2001, in accordance with the agreement.

(13) SEGMENT AND OTHER RELATED DISCLOSURES

(a)                                  Segment Reporting

The Company operates in two reportable business segments: golf shafts and performance sports. The Company’s reportable segments are based on the type of product manufactured and the application of that product in the marketplace. The golf shaft segment manufactures and sells steel and composite golf shafts for use exclusively in the golf industry. The performance sports segment manufactures and sells high strength, tight tolerance tubular components for bicycle, hockey and other recreational sports markets. The accounting policies for these segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of these segments based on segment sales and gross profit. The Company has no inter-segment sales. General corporate assets, that are not allocated down to segments, include: cash, non-trade receivables, deferred tax assets, deferred financing costs and goodwill created during the acquisition of the Company by Black & Decker.

	As of and for the Years Ended December 31,
	2003	2002	2001
Net sales:
Golf shafts	$109,754	$102,764	$106,313
Performance sports	6,452	4,637	4,770
Total	$116,206	$107,401	$111,083
Gross profit:
Golf shafts	$45,118	$40,996	$41,726
Performance sports	1,618	1,244	1,622
Total	$46,736	$42,240	$43,348

Depreciation Expense:
Golf shafts	$2,486	$2,802	$3,158
Performance sports	420	450	355
Total	$2,906	$3,252	$3,513

Capital Expenditures:
Golf shafts	$3,112	$700	$1,464
Performance sports	348	464	537
Total	$3,460	$1,164	$2,001

Total assets:
Jointly used assets	$1,333	$1,596	$1,586
Golf shafts	41,087	39,759	45,599
Performance sports	2,997	3,057	2,767
Total	$45,417	$44,412	$49,952

Revenues from two customers of True Temper’s golf shafts segment represent approximately $16,000 or 13.7%, and $13,500 or 11.6%, respectively, of the Company’s 2003 revenues. Revenues from two customers of True Temper’s golf shafts segment represent approximately $14,000 or 12.8%, and $11,000 or 10.1%, respectively, of the Company’s 2002 revenues. Revenues from one customer of True Temper’s golf shafts segment represent approximately $12,000 or 10.4% of the Company’s 2001 revenues.

Following are reconciliations of total reportable segment assets to total Company assets, and total reportable segment gross profit to total Company income before income taxes:

	As of December 31,
	2003	2002
Total assets:
Total from reportable segments	$45,417	$44,412
General corporate	134,199	138,968
Total	$179,616	$183,380

	For the Years Ended December 31,
	2003	2002	2001
Total reportable segment gross profit	$46,736	$42,240	$43,348
Less:
Selling, general and administrative expenses	14,747	13,578	14,963
Amortization of goodwill	—	—	2,695
Business development and start-up costs	869	312	—
Loss on early extinguishment of long-term debt	—	777	—
Interest expense	13,017	12,236	12,660
Other expense (income), net	132	93	(2)
Total Company income before income taxes	$17,971	$15,244	$13,032

(b)                                  Sales by Geographic Region

The geographic distribution of the Company’s net sales, by location of customer, is summarized as follows:

	For the Years Ended December 31,
	2003	2002	2001
U.S.	$79,652	$77,137	$87,647
International	36,554	30,264	23,436
Total	$116,206	$107,401	$111,083

No individual country or geographic area outside the U.S. accounts for 10% or more of total sales. Assets by location are not disclosed, as assets located outside the U.S. are immaterial.

(14) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2003 and 2002.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Net sales	$31,601	$32,491	$24,667	$27,447
Gross profit	11,848	13,292	10,847	10,749
Net income	2,584	3,751	2,299	2,224

2002
Net sales	$29,362	$29,892	$22,010	$26,137
Gross profit	10,598	12,985	8,705	9,952
Net income	2,376	3,741	1,453	1,682

(15) SUBSEQUENT EVENT

On January 30, 2004 Cornerstone Equity Investors, LLC signed an agreement to sell its investment in True Temper Corporation. Management expects the transaction to close within 90 days from the date of the agreement and is subject to regulatory approval and other customary closing conditions.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that as of February 10, 2004 the Company’s disclosure controls and procedures  (1) were effective in alerting them, in a timely manner, to material information relating to the Company required to be included in the Company’s periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of True Temper as of December 31, 2003 are as follows:

Name	Age	Position
Scott C. Hennessy	45	Chief Executive Officer, President and Director
Fred H. Geyer	43	Senior Vice President, Chief Financial Officer and Treasurer
Adrian H. McCall	45	Senior Vice President of Global Distribution and Sales
Richard C. Andersen	40	Vice President and General Manager of Performance Sports
Stephen M. Brown	38	Vice President of Human Resources
Graeme Horwood	59	Vice President Engineering, Research and Development
Jason A. Jenne	34	Vice President Finance
Gene Pierce	37	Vice President of Manufacturing
Mark Rossi	47	Director
Robert A. Knox	52	Director
Raymond A. DeVita	67	Director
Patrick N.W. Turner	44	Director

Scott C. Hennessy has been our President since 1996, and our Chief Executive Officer and Director since October 1998. Mr. Hennessy joined us in 1994 as Vice President-Sales and Marketing. From 1980 to 1994, Mr. Hennessy held various management positions at Black & Decker in sales, marketing and product development. Mr. Hennessy sits on the Board of Governors of the National Golf Foundation. Mr. Hennessy graduated magna cum laude with a B.S. from the University of Delaware.

Fred H. Geyer has been our Senior Vice President since August 2002 and our Chief Financial Officer since February 1998. From 1985 to 1998, Mr. Geyer held various positions at Emerson Electric Company, including Vice President-Finance in the Air Moving Motor Division. Prior to that, Mr. Geyer worked at Arthur Andersen LLP as a Senior Auditor. Mr. Geyer is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants. Mr. Geyer graduated magna cum laude with a B.S. in Accounting from the University of Missouri at St. Louis.

Adrian H. McCall has been our Senior Vice President of Global Distribution and Sales since August 2002. From March 1999 to July 2002, Mr. Mc Call served as our Vice President of International Sales and Marketing since March 1999. From September 1995 to March 1999, Mr. McCall served as our Director of International Sales and Marketing. From May 1992 to September 1995, Mr. McCall served as Director of International Operations of The Upper Deck Company, a manufacturer and distributor of baseball cards. Mr. McCall graduated cum laude with a B.S. from the University of Hartford.

Richard C. Andersen joined us as Vice President in September 2003. His current role is Vice President and General Manager of Performance Sports. Previously, Mr. Andersen was Senior Vice President for Global Retail Sales at Altec Lancing. Mr. Andersen has extensive international marketing and sales experience with consumer branded companies such as Delta Faucet and Maytag. Mr. Andersen received a B.A. from the University of Iowa.

Stephen R. Brown has been our Vice President of Human Resources since August 2002. From January 1998 to July 2002, Mr. Brown has served as our Director of Human Resources. From September 1996 to December 1997, Mr. Brown served as our Manager-Human Resources. Prior to that, since 1992, Mr. Brown served in various Human Resource management positions with Emerson Electric Company. Mr. Brown received a B.A. from the University of South Carolina.

Graeme Horwood has been our Vice President of Engineering, Research and Development since June 2001. From April 2000 to May 2001, Mr. Horwood served as our Senior Manager Technical Services. From 1986 to 2000, Mr. Horwood held various management positions at Apollo Sports Technologies. Mr. Horwood is a

Chartered Engineer as well as a member of the Institute of Mechanical Engineers both in the United Kingdom. Mr. Horwood graduated first class honors with a B.S. from Coventry University.

Jason Jenne has been our Vice President of Finance since August 2003. From 1998 to August 2002, Mr. Jenne served as our Corporate Controller. From September 2002 to August 2003, Mr. Jenne served as our Director of Corporate Finance. From 1993 to 1998, Mr. Jenne served in various Finance and Accounting positions at Emerson Electric Company. Mr. Jenne graduated magna cum laude with a B.S. from Southern Illinois University.

Gene Pierce has been our Vice President of Manufacturing since June 2001. From January 1999 to June 2001, Mr. Pierce served as the Director of Steel Operations and Plant Manager of our steel facility. From May 1997 to January 1999, Mr. Pierce served as Business Operations Manager at Metalloy Corporation. Mr. Pierce received both a B.S. and M.B.A. from Mississippi State University.

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

Item 11.  Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to True Temper for 2003, 2002 and 2001 of those persons who served as (1) the Chief Executive Officer during 2003 and (2) the other four most highly compensated executive officers of True Temper for 2003 (the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation
Name and Principal Position	Year	Salary	Bonus Earned	Other Annual Compensation(1)		All Other Compensation(2)
Scott C. Hennessy	2003	$359,167	$550,000	$28,191		$9,933
Chief Executive Officer,	2002	$321,950	$375,000	$27,125		$10,000
President and Director	2001	$297,917	$225,000	$27,762		$8,500

Fred H. Geyer	2003	$185,417	$200,000	$17,699		$10,000
Senior Vice President, Chief	2002	$161,583	$150,000	$9,263		$9,609
Financial Officer and Treasurer	2001	$151,167	$75,000	$167		$8,500

Russell S. Minick (3)	2003	$194,167	$150,000	$28,732		$10,000
Senior Vice President of Sales	2002	77,705	110,000	73,358	(4)	—
and Marketing	2001	—	—	—		—

Adrian H. McCall	2003	$166,255	$160,000	$17,765		$10,000
Senior Vice President of	2002	$148,917	$110,000	$9,243		$9,478
International Sales and Marketing	2001	$140,583	$50,000	$2,989		$8,500

Gene Pierce	2003	$150,505	$90,000	$28,259	(4)	$10,032
Vice President of Operations	2002	$143,333	$70,000	$1,999		$9,167
	2001	$132,250	$40,000	$899		$8,500
Graeme Horwood	2003	$127,079	$60,000	$23,609		$13,650
Vice President of Engineering &	2002	$120,917	$55,000	$23,569		$10,336
Research and Development	2001	$110,500	$25,000	$20,789		$8,176

(1)	Includes certain life insurance benefits; and where applicable, country club dues, car allowance and accrued vacation payout.

(2)	Includes company contributions under our 401(k) plan.

(3)	Mr. Minick left the Company in the fourth quarter of 2003. The compensation shown for 2003 reflects Mr. Minick’s earnings through December 31, 2003.

(4)	Amount includes moving and relocation benefits.

Pension Plan

True Temper Sports, Inc. sponsors a tax qualified defined benefit pension plan. Only the hourly employees at the Amory, Mississippi manufacturing plant, who are part of the collective bargaining unit of the United Steel Workers, are eligible to participate in the plan. Benefits are calculated based primarily on years of service, among other factors. As of December 31, 2003 none of True Temper Corporation’s named executive officers were eligible to participate in the plan.

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

(3)          the time when awards will be granted; and

(4)          vesting criteria, if any, of the awards.

Option/SAR Grants in Last Fiscal Year

The following table sets forth all True Temper Corporation common stock options granted to Named Executives Officers during 2003.

Name	Number of Securities Underling Options Granted	% of Total Granted to Employees In Fiscal Year	Exercise Or Base Price ($ / sh)	Expiration Date	Potential Realized Value of Assumed Annual Rates of Stock Price Appreciation For Option Term
					5%	10%
Scott C. Hennessy	20,000	17.4%	$3.77	August 1, 2013	$47,418	$120,168
Fred H. Geyer	15,000	13.0%	$3.77	August 1, 2013	35,564	90,126
Russell S. Minick	—	—	—	—	—	—
Adrian H. McCall	15,000	13.0%	$3.77	August 1, 2013	35,564	90,126
Gene Pierce	—	—	—	—	—	—
Graeme Horwood	—	—	—	—	—	—

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

Raymond A. DeVita

Scott C. Hennessy

Robert A. Knox

Item 12.  Security Ownership of Certain Beneficial Owners and Management

All of the outstanding shares of our capital stock are owned by True Temper Corporation. The following table sets forth information with respect to the beneficial ownership of True Temper Corporation’s capital stock as of  March 12, 2004 by:

(1)          all stockholders of True Temper Corporation that own more than 5% of any class of such voting securities,

(2)          each director and named executive officer, and

(3)          all directors and executive officers as a group.

Name of Beneficial Owner(1)	Number of Preferred Shares	Numberof Common Shares	Percentage of Outstanding Preferred Stock	Percentage of Outstanding Common Stock	Percentage of Voting Capital Stock
True Temper Sports LLC(2)	20,895,797.5	8,192,163	100.0%	80.4%	80.4%
c/o Cornerstone Equity Investors, L.L.C. 717 Fifth Avenue Suite 1100 New York, New York 10022
Scott C. Hennessy	—	983,201	—	9.6%	9.6%
Russell S. Minick	—	52,083	—	*	*
Fred H. Geyer	—	136,211	—	1.3%	1.3%
Adrian H. McCall	—	88,467	—	*	*
Gene Pierce	—	32,813	—	*	*
Graeme Horwood	—	13,021	—	*	*
Raymond A. DeVita	—	11,500	—	*	*
All directors and executive officers as a group (11 persons)(3)	—	1,429,854	—	14.0%	14.0%

*  Less than 1%.

(1)	Except as otherwise indicated, the address for all persons shown on this table is c/o True Temper Sports, Inc., 8275 Tournament Drive, Suite 200, Memphis, TN 38125.

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

Upon the consummation of the contemplated sale of True Temper Corporation, 218,228 unvested stock options will be vested.

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

As provided in the recapitalization agreement, True Temper Sports, Inc. may pay contingent amounts to Black & Decker. The amount of such payments, if any, will be equal to 25% of the EBIT contribution derived from True Temper Sports, Inc.’s sales to Thiokol. These sales will be in accordance with the Thiokol contract which is defined in the recapitalization agreement. Such payments will be made annually during the initial term of the Thiokol contract based on the EBIT contribution derived in each such year.  The Company has made no payments or recorded any current obligation to make such a payment in accordance with the recapitalization agreement.

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

Item 14.  Principal Accountants Fees and Services

The following table represents aggregate fees billed to the Company for fiscal years ended December 31 by KPMG LLP, the Company’s principal accounting firm.

	Fiscal Years Ended
	2003	2002
Audit fees	$112,000	$113,498
Audit-related fees (1)	8,300	9,100
Tax Fees (2)	40,274	39,617
All other fees (3)	2,947	15,790
Total fees (4)	$163,521	$178,005

(1)          Primarily benefit plans audit services

(2)          Primarily tax returns, advice and planning

(3)          Primarily advisory services relating to compliance with reporting requirements

(4)          All fees have been approved by the Audit Committee

The Audit Committee has considered whether performance of services other than audit services is compatible with maintaining the independence of KPMG LLP.

Auditor Fees Pre-approval Policy

In 2003, the Audit Committee adopted a policy concerning approval of audit and non-audit services to be provided by the independent auditor to the Company.  The policy requires that all services KPMG LLP, the Company’s independent auditor, may provide to the Company, including audit services and permitted audit-related and non-audit services, excluding certain designated tax services, must be approved by the Audit Committee.  The Committee approved all audit and non-audit services provided by KPMG during fiscal 2003.

PART IV

Item 15.  Exhibits, Financial Statements Schedule, and Reports on Form 8-K

(a)          Documents filed as part of this report:

1.               Financial Statements.  The following financial statements of True Temper Sports, Inc. have been included in part II, item 8 of this report on Form 10-K.

2.               Financial Statement Schedule.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at Ended of Period
Dollars in thousands (debit)/credit
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year Ended December 31, 2001

1,433

—

(981

)

539

Year Ended December 31, 2002

539

—

(106

)

653

Year Ended December 31, 2003

653

—

(77

)

(1)          Deductions represent uncollectible accounts charged against the allowance for doubtful.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.               Exhibits.

See the Index to Exhibits.

(b)          Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2004

True Temper Sports, Inc.

	By:	/s/ SCOTT C. HENNESSY
	Name:	Scott C. Hennessy
	Title:	President and Chief Executive Officer

	By:	/s/ FRED H. GEYER
	Name:	Fred H. Geyer
	Title:	Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 12, 2004.

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

10.9	Amendment No. 2 to Credit Agreement dated November 17, 2000 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 28, 2001).*
10.10	Amendment No. 3 to Credit Agreement dated December 4, 2001. (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2002).*
10.11	Credit Agreement dated as of December 31, 2002 among the Company, Antares Capital Corporation and the Other Financial Institutions Party Hereto.*
12.1	Computation of Ratio of Earnings To Fixed Charges.**
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

* Incorporated by reference

** Filed herewith