Form 10-Q
period 2004-03-28
TRUE TEMPER SPORTS INC
filed 2004-05-12
CIK 1078547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes   ☐   No   ☒.

As of May 12, 2004 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

TRUE TEMPER SPORTS, INC.

PART I         FINANCIAL INFORMATION

Item 1.          Financial Statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands)

	Successor Company	Predecessor Company
			Three Months Ended March 30, 2003
	Period from March 15 to March 28, 2004	Period from January 1 to March 14, 2004

NET SALES	$9,964	$20,247	$31,601
Cost of sales	5,988	11,871	19,753
GROSS PROFIT	3,976	8,376	11,848

Selling, general and administrative expenses	564	3,635	4,074
Business development and start-up costs	83	100	125
Transaction and reorganization expenses	—	5,381	—
Loss on early extinguishment of long-term debt	—	9,217	—
OPERATING INCOME (LOSS)	3,329	(9,957)	7,649

Interest expense, net of interest income	685	2,498	3,328
Other expenses (income), net	2	(2)	5
INCOME (LOSS) BEFORE INCOME TAXES	2,642	(12,453)	4,316

Income taxes	1,045	(2,845)	1,732
NET INCOME (LOSS)	$1,597	$(9,608)	$2,584

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	Successor March 28, 2004	Predecessor December 31, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,352	$8,389
Receivables, net	19,890	15,612
Inventories	15,881	15,656
Prepaid expenses and other current assets	3,046	2,271
Total current assets	42,169	41,928

Property, plant and equipment, net	14,648	15,026
Goodwill, net	256,028	71,506
Deferred tax assets	50,835	47,902
Other assets	7,560	3,254
Total assets	$371,240	$179,616

LIABILITIES & STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,100	$4,500
Accounts payable	5,665	4,992
Accrued expenses and other current liabilities	10,054	8,675
Total current liabilities	16,819	18,167

Long-term debt, net of current portion	233,900	109,230
Other liabilities	6,134	3,426
Total liabilities	256,853	130,823

STOCKHOLDER’S EQUITY
Common stock — par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	112,715	40,326
Retained earnings	1,597	8,796
Accumulated other comprehensive income (loss), net of taxes	75	(329)
Total stockholder’s equity	114,387	48,793
Total liabilities and stockholder’s equity	$371,240	$179,616

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Successor Company	Predecessor Company
			Three Months Ended March 30, 2003
	Period from March 15 to March 28, 2004	Period from January 1 to March 14, 2004

OPERATING ACTIVITIES
Net income (loss)	$1,597	$(9,608)	$2,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78	671	743
Amortization of deferred financing costs	—	109	213
Transaction and reorganization expenses	—	5,381	—
Loss on early extinguishment of long-term debt	—	9,217	—
Deferred taxes	1,081	(3,015)	1,647
Changes in operating assets and liabilities, net	(2,155)	227	504
Net cash provided by operating activities	601	2,982	5,691

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(42)	(330)	(379)
Net cash used in investing activities	(42)	(330)	(379)

FINANCING ACTIVITIES
Proceeds from issuance of bank debt	110,000	—	—
Proceeds from issuance of Senior Subordinated Notes	125,000	—	—
Principal payments on bank debt	—	(7,700)	(1,000)
Repay bank debt, including accrued interest	(6,335)	—	—
Call Senior Subordinated Notes, including accrued interest and call premium	(109,455)	—	—
Payment of debt issuance costs	(8,455)	—	(255)
Dividends paid	(102,518)	—	(474)
Transaction and reorganization expenses, including cash payments for direct acquisition costs	(8,280)	(463)	—
Other financing activity	—	(42)	(40)
Net cash used in financing activities	(43)	(8,205)	(1,769)

Net increase (decrease) in cash	516	(5,553)	3,543
Cash at beginning of period	2,836	8,389	7,070
Cash at end of period	$3,352	$2,836	$10,613

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise indicated)

1)  Basis of Presentation

The accompanying unaudited financial statements of True Temper Sports, Inc. (“True Temper” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003. In the opinion of management, the financial statements include all adjustments which are necessary for the fair presentation of results for interim periods.

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

On January 30, 2004, TTS Holdings LLC, a new company formed by Gilbert Global Equity Partners, L.P. and its affiliated funds (“Gilbert Global”), entered into a stock purchase agreement with our direct parent company, True Temper Corporation, pursuant to which TTS Holdings LLC and certain of the Company’s senior management purchased all of the outstanding shares of True Temper Corporation.  In connection with this acquisition, and effective on March 15, 2004, the Company repaid all of its outstanding 2002 senior credit facility, redeemed all of its 10 7/8% senior subordinated notes due 2008, and made certain dividends to True Temper Corporation.  These payments were financed with the net proceeds of a new senior credit facility and new 8 3/8% senior subordinated notes due 2011.

This transaction was accounted for by our parent company using the purchase method of accounting.  As the Company is a wholly owned subsidiary of True Temper Corporation, we have “pushed down” the effect of the purchase method of accounting to these financial statements.  Accordingly, these financial statements and accompanying notes present the historical cost basis results of the Company as “predecessor” through March 14, 2004, and the results of the Company as “successor” from March 15, 2004 through March 28, 2004.  Accordingly, the financial statements have been separated by a vertical line into predecessor and successor company results.

2)  Inventories

	Successor March 28, 2004	Predecessor December 31, 2003
Raw materials	$2,172	$2,287
Work in process	2,167	2,067
Finished goods	11,542	11,302
Total	$15,881	$15,656

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

	Successor Company	Predecessor Company
			Three Months Ended March 30, 2003
	Period from March 15 to March 28, 2004	Period from January 1 to March 14, 2004
Net sales:
Golf shafts	$9,379	$19,067	$30,230
Performance sports	585	1,180	1,371
Total	$9,964	$20,247	$31,601
Gross profit:
Golf shafts	$3,830	$8,142	$11,447
Performance sports	175	296	401
Total	$3,976	$8,376	$11,848

Following is a reconciliation of total reportable segment gross profit to total Company income (loss) before income taxes:

	Successor Company	Predecessor Company
			Three Months Ended March 30, 2003
	Period from March 15 to March 28, 2004	Period from January 1 to March 14, 2004
Total reportable segment gross profit	$3,976	$8,376	$11,848
Less:
Selling, general and administrative expenses	564	3,635	4,074
Business development and start-up costs	83	100	125
Transaction and reorganization expenses	—	5,381	—
Loss on early extinguishment of long-term debt	—	9,217	—
Interest expense, net of interest income	685	2,498	3,328
Other expense (income), net	2	(2)	5
Total Company income (loss) before income taxes	$2,642	$(12,453)	$4,316

4)  Comprehensive Income

Total comprehensive income and its components for the periods covered by this report are as follows:

	Successor Company	Predecessor Company
			Three Months Ended March 30, 2003
	Period from March 15 to March 28, 2004	Period from January 1 to March 14, 2004
Net Income (loss)	$1,597	$(9,608)	$2,584
Mark to market adjustment on derivative instruments, net of taxes	75	(121)	(50)
Total Comprehensive Income (loss)	$1,672	$(9,729)	$2,534

5)  Transaction and Reorganization

On March 15, 2004 TTS Holdings LLC, along with certain of the Company’s senior management, acquired all of the outstanding common stock of the Company’s parent, True Temper Corporation, for $123.0 million in cash and existing common stock.  In addition, the Company borrowed $110.0 million under a term loan and issued $125.0 million in senior subordinated notes due 2011.  These debt instruments are further described in Note 6 below.

The purchase price as stipulated in the January 30, 2004 stock purchase agreement totaled $342.0 million, plus direct acquisition costs and certain working capital adjustments of $18.4 million.  The Company is in the process of evaluating the fair value of tangible and intangible assets acquired and liabilities assumed as of March 15, 2004.  The following preliminary allocation of total consideration is, therefore, subject to change as the Company completes this evaluation.

Current assets	$38,542
Property, plant and equipment	14,684
Deferred tax assets	62,218
Deferred financing costs	7,366
Goodwill	256,028
Other assets	197
Current liabilities	(12,475)
Other liabilities	(6,130)
Total	$360,430

This transaction was accounted for by the Company’s parent company using the purchase method of accounting.  As the Company is a wholly owned subsidiary of True Temper Corporation, we have “pushed down” the effect of the purchase method of accounting to these financial statements.

In conjunction with the transaction and reorganization, the predecessor company recorded certain transaction related expenses totaling $5.4 million.  These expenses consist primarily of investment banking merger and acquisition fees, legal fees and other incidental costs and expenses typically incurred in an acquisition of this nature.

In addition, as a direct result of the early extinguishment of the predecessor company’s long term debt, expenses totaling $9.2 million were incurred consisting primarily of the write-off of the remaining deferred financing costs related to the 10 7/8% senior subordinated notes due 2008 and the 2002 senior credit facility, and the early extinguishment call premium and related interest incurred when the Company redeemed the 10 7/8% senior subordinated notes on March 15, 2004.

6)  Borrowings

(a)  Long Term Debt

Long term debt at March 28, 2004 and December 31, 2003 consisted of the following:

	Successor March 28, 2004	Predecessor December 31, 2003
10 7/8% Senior Subordinated Notes due 2008	$—	$99,730
2002 Senior credit facility	—	14,000
8 3/8% Senior Subordinated Notes due 2011	125,000	—
2004 Senior credit facility	110,000	—
Total debt	235,000	113,730
Less current maturities	1,100	4,500
Long-term debt	$233,900	$109,230

The 8 3/8% Senior Subordinated Notes due 2011 (the “Notes”) provide for semi annual interest payments, in arrears, due on March 15 and September 15.  At the option of the Company, up to 35% of the Notes are redeemable prior to March 15, 2007, at 108.375%, with the net cash proceeds of one or more public equity offerings.  In addition, at any time prior to March 15, 2008, the Company may also redeem all or a part of the Notes upon the occurrence of a change of control.  On or after March 15, 2008 the Notes may be redeemed, at the option of the Company, in whole or in part, at a redemption price of 104.188% beginning March 15, 2008 and declining ratably thereafter to 100.0% on March 15, 2010.

The 2004 senior credit facility provides for interest on the term loan, at the Company’s option, at (i) the base rate of the bank acting as administrative agent plus a margin adder of 1.50%, or (ii) under a LIBOR option with a borrowing spread of LIBOR plus 2.50%.  The rate at March 28, 2004 was 5.5%.

The loans under the 2004 senior credit facility are senior to the Notes, and are secured by substantially all of the Company’s assets.

The 2004 senior credit facility and the Notes contain provisions which, among other things, limit the Company’s ability to (i) incur additional indebtedness, (ii) make acquisitions and capital expenditures, (iii) sell assets, (iv) create liens or other encumbrances, (v) make certain payments and dividends, or (vi) merge or consolidate.  In addition, both the senior credit facility and the Notes contain customary change of control provisions that could, under certain circumstances, cause accelerated debt repayment.  The 2004 senior credit facility also requires the Company to maintain certain specified financial ratios and tests including minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios.  At March 28, 2004 the Company was in compliance with all of the covenants in both the 2004 senior credit facility and the Notes.

The terms of the extinguished debt were substantially similar to the 2004 senior credit facility and Notes.

At March 28, 2004, future minimum principal payments on long term debt were as follows:

2004	825
2005	1,100
2006	1,100
2007	1,100
2008	1,100
Thereafter	229,775
Total	$235,000

(b)  Line of Credit

The Company may borrow, through March 15, 2009, up to $20,000 under a revolving credit agreement included in the 2004 senior credit facility.  Borrowings under the agreement are subject to the same provisions described in the long term debt section of this note.  The Company had no outstanding borrowings under this line of credit as of March 28, 2004.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the more detailed information in our 2003 Annual Financial Statements, including the notes thereto, appearing most recently in our 2003 Annual Report on Form 10-K, filed with the SEC on March 12, 2004 and also disclosed in our Form S-4 Registration Statement filed with the SEC on April 13, 2004.

Company Overview

True Temper Sports, Inc. (“True Temper” or the “Company”), a wholly owned subsidiary of True Temper Corporation (“TTC”), is a leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers (“OEM’s”) and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance sports products that offer high strength and tight tolerance tubular components to the bicycle, hockey and other recreational sports markets. In calendar 2003, golf shaft sales represented 94% of total revenues, and performance sports sales represented 6%. This sales split has remained relatively consistent during the first quarter of 2004.

Purchase Agreement for True Temper Corporation

On January 30, 2004, TTS Holdings LLC, a new company formed by Gilbert Global Equity Partners, L.P. and its affiliated funds (“Gilbert Global”), entered into a stock purchase agreement with our direct parent company, True Temper Corporation, pursuant to which TTS Holdings LLC and certain of the Company’s senior management purchased all of the outstanding shares of True Temper Corporation.  In connection with this acquisition, and effective on March 15, 2004, the Company repaid all of its outstanding 2002 senior credit facility, redeemed all of its 10 7/8% senior subordinated notes due 2008, and made certain dividends to True Temper Corporation.  These payments were financed with the net proceeds of a new senior credit facility and new 8 3/8% senior subordinated notes due 2011.

This transaction was accounted for by our parent company using the purchase method of accounting.  As the Company is a wholly owned subsidiary of True Temper Corporation, we have “pushed down” the effect of the purchase method of accounting to these financial statements.  Accordingly, these financial statements and accompanying notes present the historical cost basis results of the Company as “predecessor” through March 14, 2004, and the results of the Company as “successor” from March 15, 2004 through March 28, 2004.

For purposes of the following discussion regarding the Company’s results of operations and cash flow, the Company has combined the results of the predecessor and successor companies in order to compare the full quarter results to the prior year.  Material variances caused by the different basis of accounting have been disclosed where applicable.

Results of Operations

The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

	Predecessor Company	Successor Company	Combined Company	Predecessor Company
	Period from January 1 to March 14, 2004	Period from March 15 to March 28, 2004	For the Three Months Ended March 28, 2004	For the Three Months Ended March 30, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.6	60.1	59.1	62.5
Gross profit	41.4	39.9	40.9	37.5
Selling, general and administrative expenses	18.0	5.7	13.9	12.9
Business development and start-up costs	0.5	0.8	0.6	0.4
Transaction and reorganization expenses	26.6	—	17.8	—
Loss on early extinguishment of debt	45.5	—	30.5	—
Operating income (loss)	(49.2)	33.4	(21.9)	24.2
Interest expense, net of interest income	12.3	6.9	10.5	10.5
Other expenses, net	—	—	—	—
Income (loss) before income taxes	(61.5)	26.5	(32.5)	13.7
Income taxes	(14.1)	10.5	(6.0)	5.5
Net income (loss)	(47.5)%	16.0%	(26.5)%	8.2%

First Quarter Ended March 28, 2004 Compared to the First Quarter Ended March 30, 2003

Net Sales for the first quarter of 2004 decreased $1.4 million, or 4.4%, to $30.2 million from $31.6 million in the first quarter of 2003. Golf shaft sales decreased $1.8 million, or 5.9%, to $28.4 million compared to the $30.2 million realized in the first quarter of 2003.  The majority of this change was driven by slightly reduced sales of our premium steel golf shafts reflecting some inventory corrections in the pipeline for certain OEM customers, and the timing of OEM new product launches using our shafts.  Sales of commercial grade steel shafts improved as expected and graphite shaft sales remained relatively flat between periods.

Performance sports sales increased $0.4 million, or 28.7%, to $1.8 million in the first quarter of 2004 from $1.4 million in the first quarter of 2003.

Net sales to international customers increased $1.7 million, or 18.4%, to $11.0 million in the first quarter of 2004 from $9.3 million in the same period of 2003 reflecting the continued migration of golf club assembly to China, plus the improvement in foreign currency exchange rates between years at many of our foreign distribution locations.

Gross Profit for the first quarter of 2004 increased $0.5 million, or 4.3%, to $12.3 million from $11.8 million in the first quarter of 2003. Gross profit as a percentage of net sales increased to 40.9% in the first quarter of 2004 from 37.5% in the first quarter of 2003.  Gross profit dollars and margin increased from several favorable factors, including i) improved foreign currency exchange rates, ii) increased selling prices on branded and other products, and iii) favorable operating improvements from productivity programs and other elements.  These favorable factors were somewhat offset by the mix impact of selling a higher percentage of lower margin commercial grade steel products during the quarter, and inflation factors for wages, employee health and welfare benefits, and increases in the cost of steel and nickel used in the manufacturing or our steel products.

Selling, General and Administrative Expenses (“SG&A”) for the first quarter of 2004 increased $0.1 million, or 3.1%, to $4.2 million from $4.1 million in the first quarter of 2003. SG&A as a percentage of net sales increased to 13.9% in the first quarter 2004 from 12.9% in the first quarter of 2003.

Business Development and Start-Up Costs for the first quarter of 2004 increased $0.1 million, or 46.4%, to $0.2 million from $0.1 million in the first quarter of 2003.  In 2003 and 2004 these costs are comprised of travel, professional and legal fees, personnel recruiting and compensation, rent, equipment installation, and other start-up business costs related to the opening of our composite manufacturing operation in southern China.  These costs increased slightly with the incremental level of activity and growing employment base between periods.

Transaction and Reorganization Expenses for the first quarter of 2004 were $5.4 million and were incurred in conjunction with the sale and purchase agreement for TTC which closed on March 15, 2004.  These transaction related expenses include (i) investment banking merger and acquisition fees; (ii) legal fees; and (iii) other incidental costs and expenses related to the sale of TTC.  No such transaction and reorganization expenses were incurred during the first quarter of 2003.

Loss on the Early Extinguishment of Long-Term Debt for the first quarter of 2004 was $9.2 million.  The costs recorded as loss on the early extinguishment of long term debt include (i) the write-off of the remaining deferred financing costs related to our 10 7/8% senior subordinated notes and our 2002 senior credit facility, and (ii) the early extinguishment call premium and related interest we incurred when we redeemed the 10 7/8% senior subordinated notes on March 15, 2004.  No long term debt was extinguished during the first quarter of 2003.

Operating Income (Loss) for the first quarter of 2004 was an operating loss of $6.6 million as compared to our operating income of $7.6 million in the first quarter of 2003.  This decline was primarily generated from the costs and expenses we incurred and recognized with the sale of TTC.  Excluding the impact of the transaction and reorganization expenses and the loss on early extinguishment of long-term debt, operating income in the first quarter of 2004 would have increased by approximately $0.3 million to $8.0 million from $7.6 million in the first quarter of 2003.  Operating income as a percentage of net sales would have increased to 26.4% in the first quarter of 2004 from 24.2% in the first quarter of 2003.

Interest Expense for the first quarter of 2004 decreased to $3.2 million from $3.3 million in the first quarter of 2003.

Income Taxes decreased in the first quarter of 2004 to an income tax benefit of $1.8 million compared to an income tax expense of $1.7 million in the first quarter of 2003. This decreased was driven primarily by the pretax expenses recorded as a result of the transaction and reorganization on March 15, 2004.  The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.  For the period from January 1, 2004 through March 14, 2004 the effective tax rate also differs due to the nondeductible nature of a portion of transaction and reorganization expenses.  Excluding the affect of transaction and reorganization expenses and loss on early extinguishment of long-term debt results of the company in the first quarter of 2004 would have generated an income tax expense of $1.9 million compared to $1.7 million in the first quarter 2003.

Net Income (Loss) for the first quarter of 2004 was a net loss of $8.0 million as compared to our $2.6 million of net income in the first quarter of 2003. This decline was primarily generated from the costs and expenses we incurred and recognized with the sale of TTC.  Excluding the affect of the transaction and reorganization expenses and the loss on early extinguishment of long-term debt, net income for the first quarter of 2004 would have increased $0.3 million to $2.9 million, or 11.3%, from $2.6 million in the first quarter of 2003.

Liquidity and Capital Resources

  General

At the beginning of 2003 the Company had a senior credit facility (the “2002 senior credit facility”) which included a $15.0 million non-amortizing revolving credit facility and a $25.0 million term loan. Amounts under the revolving credit facility were available on a revolving basis through December 31, 2007.  The term loan required quarterly cash interest and principal payments beginning in March 2003 and continuing through December 2007.

In addition, the Company had $99.7 million in 10 7/8% Senior Subordinated Notes Due 2008 (the “10 7/8% Notes”). The 10 7/8% Notes required cash interest payments each June 1 and December 1, beginning June 1, 1999. The 10 7/8% Notes were redeemable at the Company’s option, under certain circumstances and at certain redemption prices, beginning December 1, 2003.

On March 15, 2004, TTC, True Temper’s parent company, was purchased by TTS Holdings LLC, an affiliate of Gilbert Global Equity Partners, L. P.  As part of the transaction the Company entered into a new senior credit facility (the “2004 senior credit facility”) which includes a $20.0 million non-amortizing revolving credit facility and a $110.0 million Term B loan.  The term loan requires cash interest payments and quarterly principal payments beginning June 30, 2004 and continuing through March 15, 2011.

Also in conjunction with the transaction the Company issued new 8 3/8% Senior Subordinated Notes due 2011 (the “8 3/8% Notes”).  The 8 3/8% Notes require cash interest payments each March 15th and September 15th commencing on September 15, 2004.  The 8 3/8% Notes are redeemable at the Company’s option, under certain circumstances and at certain redemption prices, beginning March 15, 2008.

The Company used the proceeds from the 2004 senior credit facility and the 8 3/8% Notes to pay off the existing debt that was outstanding at closing on March 15, 2004.  Also, a portion of the proceeds were used to pay a dividend to TTC in order that TTC could repay the outstanding balance on its senior discount notes which carried a 13.25% PIK interest rate or a 12.25% cash interest rate.

Both the 2004 senior credit facility and the 8 3/8% Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit our ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The 2004 senior credit facility also requires the Company to maintain certain specified financial ratios and tests including minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. At March 28, 2004 the Company was in compliance with all of the covenants in both the 2004 senior credit facility and the 8 3/8% Notes. Furthermore, the 2004 senior credit facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of our excess cash flow as defined within the credit agreement.

First Quarter Ended March 28, 2004 Compared to the First Quarter Ended March 30, 2003

Net cash provided by operating activities declined $2.1 million between periods, as the Company built inventory in anticipation of an increase in retail activity.

Net cash used in investing activities was flat as we spent $0.4 million during the first quarter of 2004 and 2003 for capital expenditures.

The Company used $8.2 million of net cash for financing activities in the first quarter of 2004 as compared to $1.7 million in 2003.  The 2004 first quarter activity included the proceeds from issuing the 2004 senior credit facility and the proceeds from issuing the 8 3/8% Notes.  These proceeds, plus cash generated from operations during the first quarter, and cash on hand at the beginning of the quarter were used to (i) repay the outstanding principal and interest on the Company’s 2002 senior credit facility, (ii) to redeem and repay the 10 7/8% Notes including their accrued and unpaid interest and early redemption call premium, (iii) to pay for debt issuance costs on the 2004 senior credit facility and the 8 3/8% Notes, (iv) to pay for transaction and reorganization expenses, and (v) to issue a dividend to our parent company, TTC.

Existing Contractual Cash Obligations

The following table reflects the Company’s contractual cash obligations for long-term debt and capital and operating leases as of March 28, 2004 (dollars in millions):

	Total	2004	2005 through 2006	2007 through 2008	Thereafter
Long-Term Debt(1)	$235.0	$0.8	$2.2	$2.2	$229.8
Operating Leases	3.6	0.8	1.7	1.1	—
Purchase Commitments (2)	0.2	0.2	—	—	—
Total(3)	$238.8	$1.8	$3.9	$3.3	$229.8

(1)   Our long-term debt agreements contain customary change of control provisions that could, under certain circumstances, cause accelerated debt repayment.

(2)   Amount represents the purchase commitments for natural gas used in the manufacture of steel golf shafts at our Amory, Mississippi facility.

(3)   This table does not include our future obligations related to our funding of our pension benefits.

Future Cash Generation and Use

Currently our intention is to use existing cash and cash provided from future operations, if any, as allowed within the covenants of our 2004 senior credit facility and our 8 3/8% Notes, to:

•      Repay the principal on our 2004 senior credit facility; and / or

•      To make additional investments in the business for growth, which may include, among other things, capital expenditures, business acquisitions, and/or expenditures for business development and expansion in China.

In addition to the debt service obligations for principal and interest payments, the Company’s liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment.  The Company intends to fund our current and long term working capital, capital expenditure and debt service requirements through cash flow generated from operations.  However, since there can be no assurance of future performance, as of March 28, 2004 the Company has the $20.0 million revolving credit facility available for future cash requirements.  The maximum amount the Company may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the 2004 senior credit facility.

In addition to the Company’s cash obligations for interest and principal payments related to its debt obligations, the Company also has a management services agreement with an affiliate of the principle common stock holder in its parent company, which requires the payment of an annual advisory fee of $0.5 million.

Depending on the size, any future acquisitions, joint ventures, capital expenditures or similar transactions may require significant capital resources in excess of cash provided from operations, and potentially in excess of cash available under the revolving credit facility.  There can be no assurance that the Company will be able to obtain the necessary capital, under acceptable terms, from creditors or other sources that will be sufficient to execute any such business investment or capital expenditure.

Impact of Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  This Interpretation replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003.  For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005.  For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies will be used to measure the assets, liabilities and non-controlling interest of the VIE.  The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The Statement also includes required disclosures for financial instruments within its scope.  For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments.  For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005.  The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments.  The Company currently does not have any financial instruments that are within the scope of this Statement.

Forward-Looking Statements

The Private Securities Litigation Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by our Company. This document contains forward-looking statements, including but not limited to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All statements which address future operating or financial performance, events or developments that we expect, plan, believe, hope, wish, forecast, predict, intend, or anticipate will occur in the future, and other similar meanings or phrases, are forward-looking statements within the meaning of the Act.

The forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance. However, there are many risk factors, including but not limited to, the Company’s substantial leverage, the Company’s ability to service its debt, the general state of the economy, the Company’s ability to execute its plans, fluctuations in the price and availability of energy, fluctuations in the price and availability of raw materials, potentially significant increases to employee health and welfare costs, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in our Company’s forward-looking statements. Additional information concerning the Company’s risk factors is contained from time to time in the Company’s public filings with the SEC; and most recently in the Business Risks section of Item 1 to Part 1 of our 2003 Annual Report on Form 10-K filed with the SEC on March 12, 2004 and also disclosed in our Form S-4 Registration Statement filed with the SEC on April 13, 2004.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The table below provides information about the Company’s debt obligations as of March 28, 2004 that are sensitive to changes in interest rates. The table presents cash flows and related weighted average interest rates by expected maturity dates (dollars in millions).

	Expected Maturity Date
	2004	2005	2006	2007	2008	There- after	Total	Fair Value
LONG TERM DEBT
Fixed Rate 8 3/8% Senior Subordinated Notes	$—	$—	$—	$—	$—	$125.0	$125.0	$125.0
Average Interest Rate						8.375%	8.375%
Variable Rate Senior Credit Facility	$0.8	$1.1	$1.1	$1.1	$1.1	$104.8	$110.0	$110.0
Average Interest Rate (a)						5.5%	5.5%

(a)     Variable rate long-term debt is comprised of term loans under the 2004 senior credit facility. The 2004 senior credit facility provides for interest at the Company’s option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 1.50%, or (2) under a LIBOR option with a borrowing spread of LIBOR plus 2.50%.

Information concerning the Company’s market risks related to foreign exchange rates and commodities is contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2003 Annual Report on Form 10-K, as filed with the SEC on March 12, 2004.

This information has been omitted from this report as there have been no material changes to the Company’s risks related to foreign exchange rates and commodities as of March 28, 2004.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report have been carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting during the period covered by this Report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

–Not applicable–

Item 3.    Defaults Upon Senior Securities

–None–

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 28, 2004.

Item 5.    Other Information

–Not Applicable–

Item 6.    Exhibits and Reports on Form 8-K

a.     Exhibits

1.1

Purchase Agreement, dated as of March 3, 2004, among True Temper Sports, Inc., Credit Suisse First Boston LLC and Goldman, Sachs & Co. (filed as Exhibit 1.1 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

4.1

Indenture, dated as of March 15, 2004, among True Temper Sports, Inc., the Guarantors identified therein, and The Bank of New York (filed as Exhibit 4.1 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

4.2

Form of Senior Subordinated Note due 2011 (filed as Exhibit 4.2 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

4.3

Registration Rights Agreement, dated as of March 15, 2004, among True Temper Sports, Inc., El Cajon Equipment Corporation, True Temper Sports-PRC Holdings, Inc., Credit Suisse First Boston LLC and Goldman, Sachs & Co (filed as Exhibit 4.3 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.1

Management Services Agreement, dated as of March 15, 2004, between GGEP Management, L.L.C., GGEP Management (Bermuda) Ltd., and True Temper Sports, Inc. (filed as Exhibit 10.1 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.2

Shareholders Agreement, dated as of March 15, 2004, by and among True Temper Corporation, TTS Holdings LLC and the Other Investors identified therein (filed as Exhibit 10.2 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.3

True Temper Corporation 2004 Equity Incentive Plan, dated as of March 15, 2004 (filed as Exhibit 10.3 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.4

Credit Agreement, dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc, the Lenders identified therein, Credit Suisse First Boston, Antares Capital Corporation, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital (filed as Exhibit 10.4 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.5

Tax Sharing and Administrative Services Agreement, dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc., El Cajon Equipment Corporation and True Temper Sports-PRC Holdings, Inc. (filed as Exhibit 10.5 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.6

Employment Agreement, dated as of January 30, 2004, by and between True Temper Sports, Inc. and Scott C. Hennessy (filed as Exhibit 10.6 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.3

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to True Temper Sports, Inc.’s 2003 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 12, 2004).*

31.4

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to True Temper Sports, Inc.’s 2003 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 12, 2004).*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

b.     Reports on Form 8-K

On February 23, 2004, True Temper Sports Inc. (the “Company”) filed a Form 8-K announcing the commencement of a private placement of $125.0 million of senior subordinated notes.  The offering is part of a stock purchase agreement of True Temper Corporation, the Company’s parent, and a refinancing of certain indebtedness of the Company and True Temper Corporation.

*      Incorporated by reference.

**   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on May 12, 2004.

True Temper Sports, Inc.

By:	/s/ SCOTT C. HENNESSY

Name:	Scott C. Hennessy
Title:	President and Chief Executive Officer

By:	/s/ FRED H. GEYER

Name:	Fred H. Geyer
Title:	Senior Vice President, Chief Financial Officer and Treasurer