Form 10-Q
period 2004-06-27
TRUE TEMPER SPORTS INC
filed 2004-08-11
CIK 1078547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  Yes ☒   No ☐.

As of August 11, 2004 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

TRUE TEMPER SPORTS, INC.

PART I       FINANCIAL INFORMATION

Item 1.           Financial Statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands)

	Quarterly		Year – To – Date
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Period from March 29 to June 27, 2004	Period from March 31 to June 29, 2003	Period from March 15 to June 27, 2004	Period from January 1 to March 14, 2004	Period from January 1 to June 29, 2003

NET SALES	$25,333	$32,491	$35,297	$20,247	$64,092
Cost of sales	15,123	19,199	21,111	11,871	38,952
GROSS PROFIT	10,210	13,292	14,186	8,376	25,140

Selling, general and administrative expenses	3,339	3,605	3,903	3,635	7,679
Business development and start-up costs	99	159	182	100	284
Transaction and reorganization expenses	—	—	—	5,381	—
Loss on early extinguishment of long- term debt	—	—	—	9,217	—
OPERATING INCOME (LOSS)	6,772	9,528	10,101	(9,957)	17,177

Interest expense, net of interest income	3,994	3,323	4,679	2,498	6,651
Other expenses (income), net	12	41	14	(2)	46
INCOME (LOSS) BEFORE INCOME TAXES	2,766	6,164	5,408	(12,453)	10,480

Income taxes	1,053	2,413	2,098	(2,845)	4,145
NET INCOME (LOSS)	$1,713	$3,751	$3,310	$(9,608)	$6,335

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	Successor Company June 27, 2004	Predecessor Company December 31, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,529	$8,389
Receivables, net	16,517	15,612
Inventories	20,334	15,656
Prepaid expenses and other current assets	3,414	2,271
Total current assets	45,794	41,928

Property, plant and equipment, net	14,466	15,026
Goodwill, net	256,028	71,506
Deferred tax assets	49,847	47,902
Other assets	7,442	3,254
Total assets	$373,577	$179,616

LIABILITIES & STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,100	$4,500
Accounts payable	5,178	4,992
Accrued expenses and other current liabilities	11,054	8,675
Total current liabilities	17,332	18,167

Long-term debt, net of current portion	233,900	109,230
Other liabilities	6,265	3,426
Total liabilities	257,497	130,823

STOCKHOLDER’S EQUITY
Common stock — par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	112,715	40,326
Retained earnings	3,310	8,796
Accumulated other comprehensive income (loss), net of taxes	55	(329)
Total stockholder’s equity	116,080	48,793
Total liabilities and stockholder’s equity	$373,577	$179,616

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Successor Company	Predecessor Company
	Period from March 15 to June 27, 2004	Period from January 1 to March 14, 2004	Period from January 1 to June 29, 2003
OPERATING ACTIVITIES
Net income (loss)	$3,310	$(9,608)	$6,335
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	836	671	1,463
Amortization of deferred financing costs	309	109	445
Loss on disposal of property, plant and equipment	—	—	28
Transaction and reorganization expenses	—	5,381	—
Loss on early extinguishment of long-term debt	—	9,217	—
Deferred taxes	2,069	(3,015)	4,073
Changes in operating assets and liabilities, net	(748)	227	(339)
Net cash provided by operating activities	5,776	2,982	12,005

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(617)	(330)	(1,354)
Net cash used in investing activities	(617)	(330)	(1,354)

FINANCING ACTIVITIES
Proceeds from issuance of bank debt	110,000	—	—
Proceeds from issuance of Senior Subordinated Notes	125,000	—	—
Principal payments on bank debt	—	(7,700)	(2,000)
Repay bank debt, including accrued interest	(6,335)	—	—
Call Senior Subordinated Notes, including accrued interest and call premium	(109,160)	—	—
Payment of debt issuance costs	(8,673)	—	(273)
Dividends paid	(102,518)	—	(676)
Transaction and reorganization expenses, including cash payments for direct acquisition costs	(10,780)	(463)	—
Other financing activity	—	(42)	(85)
Net cash used in financing activities	(2,466)	(8,205)	(3,034)

Net increase (decrease) in cash	2,693	(5,553)	7,617
Cash at beginning of period	2,836	8,389	7,070
Cash at end of period	$5,529	$2,836	$14,687

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

This transaction was accounted for by our parent company using the purchase method of accounting.  As the Company is a wholly owned subsidiary of True Temper Corporation, we have “pushed down” the effect of the purchase method of accounting to these financial statements.  Accordingly, these financial statements and accompanying notes present the historical cost basis results of the Company as “predecessor company” through March 14, 2004, and the results of the Company as “successor company” from March 15, 2004 through June 27, 2004.  The financial statements have also been separated by a vertical dashed line into predecessor company and successor company results.

2)  Inventories

	Successor Company June 27, 2004	Predecessor Company December 31, 2003
Raw materials	$4,009	$2,287
Work in process	2,023	2,067
Finished goods	14,302	11,302
Total	$20,334	$15,656

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

	Quarterly		Year – To – Date
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Period from March 29 to June 27, 2004	Period from March 31 to June 29, 2003	Period from March 15 to June 27, 2004	Period from January 1 to March 14, 2004	Period from January 1 to June 29, 2003
Net sales:
Golf shafts	$23,981	$30,636	$33,360	$19,067	$60,866
Performance sports	1,352	1,855	1,937	1,180	3,226
Total	$25,333	$32,491	$35,297	$20,247	$64,092
Gross profit:
Golf shafts	$9,936	$12,805	$13,736	$8,080	$24,252
Performance sports	274	487	450	296	888
Total	$10,210	$13,292	$14,186	$8,376	$25,140

Following is a reconciliation of total reportable segment gross profit to total Company income (loss) before income taxes:

	Quarterly		Year – To – Date
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Period from March 29 to June 27, 2004	Period from March 31 to June 29, 2003	Period from March 15 to June 27, 2004	Period from January 1 to March 14, 2004	Period from January 1 to June 29, 2003
Total reportable segment gross profit	$10,210	$13,292	$14,186	$8,376	$25,140
Less:
Selling, general and administrative expenses	3,339	3,605	3,903	3,635	7,679
Business development and start-up costs	99	159	182	100	284
Transaction and reorganization expenses	—	—	—	5,381	—
Loss on early extinguishment of long-term debt	—	—	—	9,217	—
Interest expense, net of interest income	3,994	3,323	4,679	2,498	6,651
Other expense (income), net	12	41	14	(2)	46
Total Company income (loss) before income taxes	$2,766	$6,164	$5,408	$(12,453)	$10,480

4)  Comprehensive Income

Total comprehensive income and its components for the periods covered by this report are as follows:

	Quarterly		Year – To – Date
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Period from March 29 to June 27, 2004	Period from March 31 to June 29, 2003	Period from March 15 to June 27, 2004	Period from January 1 to March 14, 2004	Period from January 1 to June 29, 2003
Net income (loss)	$1,713	$3,751	$3,310	$(9,608)	$6,335
Mark to market adjustment on foreign currency derivative instruments, net of taxes	(20)	81	55	(121)	31
Total comprehensive income (loss)	$1,693	$3,832	$3,365	$(9,729)	$6,366

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

The following unaudited pro forma financial information is presented as if the aforementioned transaction had occurred as of the beginning of each period presented.  The pro forma amounts include certain adjustments, including, (i) an adjustment to interest expense to reflect the extinguishment of the 10 7/8% Senior Subordinated Notes due 2008 and the 2002 senior credit facility, and the issuance of the 8 3/8% Senior Subordinated Notes due 2011 and 2004 senior credit facility, (ii) the elimination of transaction and reorganization expenses and the loss on early extinguishment of long term debt, which are non-recurring, and (iii) the related tax effect of the adjustments described above.

	Quarterly		Year – To – Date
	Period from March 29 to June 27, 2004	Period from March 31 to June 29, 2003	Period from January 1 to June 27, 2004	Period from January 1 to June 29, 2003
Net sales	$25,333	$32,491	$55,544	$64,092
Income before income taxes	$2,766	$5,485	$6,734	$9,127
Net income	$1,713	$3,330	$4,081	$5,496

6)  Borrowings

(a)  Long Term Debt

Long term debt at June 27, 2004 and December 31, 2003 consisted of the following:

	Successor Company June 27, 2004	Predecessor Company December 31, 2003
10 7/8% Senior Subordinated Notes due 2008	$—	$99,730
2002 senior credit facility	—	14,000
8 3/8% Senior Subordinated Notes due 2011	125,000	—
2004 senior credit facility	110,000	—
Total debt	235,000	113,730
Less current maturities	1,100	4,500
Long-term debt	$233,900	$109,230

The 8 3/8% Senior Subordinated Notes due 2011 (the “Notes”) provide for semi-annual interest payments, in arrears, due on March 15 and September 15.  At the option of the Company, up to 35% of the Notes are redeemable prior to March 15, 2007, at 108.375%, with the net cash proceeds of one or more public equity offerings.  In addition, at any time prior to March 15, 2008, the Company may also redeem all or a part of the Notes upon the occurrence of a change of control.  On or after March 15, 2008 the Notes may be redeemed, at the option of the Company, in whole or in part, at a redemption price of 104.188% beginning March 15, 2008 and declining ratably thereafter to 100.0% on March 15, 2010.

The 2004 senior credit facility provides for interest on the term loan, at the Company’s option, at (i) the base rate of the bank acting as administrative agent plus a margin adder of 1.50%, or (ii) under a LIBOR option with a borrowing spread of LIBOR plus 2.50%.  The rate at June 27, 2004 was 3.76%.

The loans under the 2004 senior credit facility are senior to the Notes, and are secured by substantially all of the Company’s assets.

The 2004 senior credit facility and the Notes contain provisions which, among other things, limit the Company’s ability to (i) incur additional indebtedness, (ii) make acquisitions and capital expenditures, (iii) sell assets, (iv) create liens or other encumbrances, (v) make certain payments and dividends, or (vi) merge or consolidate.  In addition, both the senior credit facility and the Notes contain customary change of control provisions that could, under certain circumstances, cause accelerated debt repayment.  The 2004 senior credit facility also requires the Company to maintain certain specified financial ratios and tests including minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios.  At June 27, 2004 the Company was in compliance with all of the covenants in both the 2004 senior credit facility and the Notes.

The terms of the extinguished debt were substantially similar to the 2004 senior credit facility and Notes.

At June 27, 2004, future minimum principal payments on long term debt were as follows:

2004	825
2005	1,100
2006	1,100
2007	1,100
2008	1,100
Thereafter	229,775
Total	$235,000

(b)  Line of Credit

The Company may borrow, through March 15, 2009, up to $20,000 under a revolving credit agreement included in the 2004 senior credit facility.  Borrowings under the agreement are subject to the same provisions described in the long term debt section of this note.  The Company had no outstanding borrowings under this line of credit as of June 27, 2004.

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

Company Overview

True Temper Sports, Inc. (“True Temper” or the “Company”), a wholly owned subsidiary of True Temper Corporation (“TTC”), is a leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers (“OEM’s”) and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance sports products that offer high strength and tight tolerance tubular components to the bicycle, hockey and other recreational sports markets. In calendar 2003, golf shaft sales represented 94% of total revenues, and performance sports sales represented 6%. This sales split has remained relatively consistent during the first six months of 2004.

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

This transaction was accounted for by our parent company using the purchase method of accounting.  As the Company is a wholly owned subsidiary of True Temper Corporation, we have “pushed down” the effect of the purchase method of accounting to these financial statements.  Accordingly, our financial statements and accompanying notes present the historical cost basis results of the Company as “predecessor” through March 14, 2004, and the results of the Company as “successor” from March 15, 2004 through June 27, 2004.

For purposes of the following discussion regarding the Company’s results of operations and cash flow, the Company has combined the results of the predecessor and successor companies in order to compare the quarterly and year to date results to the prior year.  Material variances caused by the different basis of accounting have been disclosed where applicable.

Results of Operations

The following tables set forth the components of net income as a percentage of net sales for the periods indicated:

	Quarterly
	Successor Company	Predecessor Company
	Period from March 29 to June 27, 2004	Period from March 31 to June 29, 2003
Net sales	100.0%	100.0%
Cost of sales	59.7	59.1
Gross profit	40.3	40.9
Selling, general and administrative expenses	13.2	11.1
Business development and start-up costs	0.4	0.5

Operating income	26.7	29.3
Interest expenses, net of interest income	15.8	10.2
Other expenses, net	—	0.1
Earnings before income taxes	10.9	19.0
Income taxes	4.2	7.4
Net income	6.8%	11.5%

	Year – To – Date
	Predecessor Company	Successor Company	Combined Company	Predecessor Company
	Period from January 1 to March 14, 2004	Period from March 15 to June 27, 2004	Period from January 1 to June 27, 2004	Period from January 1 to June 29, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.6	59.8	59.4	60.8
Gross profit	41.4	40.2	40.6	39.2
Selling, general and administrative expenses	18.0	11.1	13.6	12.0
Business development and start-up costs	0.5	0.5	0.5	0.4
Transaction and reorganization expenses	26.6	—	9.7	—
Loss on early extinguishment of debt	45.5	—	16.6	—
Operating income (loss)	(49.2)	28.6	0.3	26.8
Interest expense, net of interest income	12.3	13.3	12.9	10.4
Other expenses, net	—	—	—	0.1
Income (loss) before income taxes	(61.5)	15.3	(12.7)	16.4
Income taxes	(14.1)	5.9	(1.3)	6.5
Net income (loss)	(47.5)%	9.4%	(11.3)%	9.9%

Second Quarter Ended June 27, 2004 Compared to the Second Quarter Ended June 29, 2003

Net Sales for the second quarter of 2004 decreased $7.2 million, or 22.0%, to $25.3 million from $32.5 million in the second quarter of 2003.

Golf shaft sales decreased $6.7 million, or 21.7%, to $24.0 million compared to the $30.6 million in the second quarter of 2003.  This decrease was caused by a number of factors.  While retail golf equipment sales appear to be somewhat stable in units, there are indications that shipments of certain products into the retail market have declined, and discounting appears to be occurring in order to clear the current inventory levels of existing products through the distribution channel.  We believe this decline of shipments into retail is indicative of an overall shortage of major new club introductions during the first half of 2004, as many of the new iron and wood introductions that would normally occur during the spring golf season have been scheduled for late 2004 and early

2005.  These market factors contributed to a decline in our overall steel shaft unit volume during the second quarter of 2004.  In addition, we experienced, what we believe to be, a temporary shift in product mix within our premium steel shaft category which caused a slight decrease in our average unit selling price.  Finally, while our Grafalloy Blue and Grafalloy ProLaunch graphite shafts continue to sell well, our overall graphite unit sales have declined as some of our major OEM partners experienced weaker demand in the wood category of the retail market.

Performance sports sales decreased $0.5 million, or 27.1%, to $1.3 million in the second quarter of 2004 from $1.8 million in the second quarter of 2003.   This decline was driven mainly by a shift in the timing of customer ordering patterns for hockey sticks, offset somewhat by a continued increase in sales of our growing bike component segment.

Net sales to international customers decreased $0.7 million, or 7.3%, to $8.3 million in the second quarter of 2004 from $9.0 million in the second quarter of 2003.  This decrease was driven primarily by a decline in the unit sales volume in the United Kingdom as they experience similar market factors as described above for our overall golf sales, offset somewhat by improved foreign currency exchange rates in the United Kingdom, Japan and Australia.

Gross Profit for the second quarter of 2004 decreased $3.1 million, or 23.2%, to $10.2 million from $13.3 million in the second quarter of 2003. Gross profit as a percentage of net sales decreased to 40.3% in the second quarter of 2004 from 40.9% in the second quarter of 2003.  Our gross profit margin decreased as a result of several factors, including (i) an increase in the cost of raw materials for both steel and graphite golf shafts, (ii) continued escalation in the cost of employee healthcare benefits, and (iii) the unfavorable impact of certain fixed costs in our manufacturing facilities spread over a reduced unit volume.  These factors were somewhat offset by the favorable impact of (i) improved foreign currency exchange rates, (ii) increased selling prices on branded and other products, (iii) favorable operating improvements from productivity programs at our manufacturing facilities, and (iv) the impact of cost control actions initiated during the quarter in response to the softness on the revenue line.

In the second quarter of 2003 we paid a ratification bonus to the hourly employees represented by the United Steelworkers of America related to a new four year collective bargaining agreement effective July 1, 2003.  Excluding the impact of this ratification bonus, gross profit as a percentage of net sales would have decreased to 40.3% in the second quarter of 2004 from 43.0% in the second quarter of 2003.

Selling, General and Administrative Expenses (“SG&A”) for the second quarter of 2004 decreased $0.3 million, or 7.4%, to $3.3 million from $3.6 million in the second quarter of 2003.  The decrease in total SG&A spending during the second quarter resulted primarily from cost control actions initiated earlier in 2004 in response to the softness on the revenue line.

Business Development and Start-Up Costs for the second quarter of 2004 decreased slightly from $0.2 million in the second quarter of 2003.  In 2003 and 2004 these costs represent various start-up business expenses related to the opening of our composite manufacturing operation in southern China.

Operating Income for the second quarter of 2004 decreased $2.8 million, or 28.9%, to $6.8 million from $9.5 million in the second quarter of 2003.  Operating income as a percentage of net sales decreased to 26.7% in the second quarter of 2004 from 29.3% in the second quarter of 2003.  This decrease reflects the profit impact of the items described above.

Excluding the impact of the 2003 ratification bonus, operating income would have decreased $3.4 million, or 33.7%, to $6.8 million from $10.2 million in the second quarter of 2003.  Operating income as a percentage of net sales would have decreased to 26.7% in the second quarter of 2004 from 31.4% in the second quarter of 2003.

Interest Expense for the second quarter of 2004 increased to $4.0 million from $3.3 million in the second quarter of 2003.  This increase was driven primarily by the increase in outstanding principal amounts of variable rate bank debt and fixed rate bonds, offset somewhat by a decrease in interest rates on both the variable and fixed rate debt between periods.

Income Taxes in the second quarter of 2004 decreased to $1.1 million from $2.4 million in the second quarter of 2003. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.

Net Income for the second quarter of 2004 decreased by approximately $2.0 million to $1.7 million from $3.8 million in the second quarter of 2003.  This decrease reflects the profit impact of the items described above.

Excluding the impact of the 2003 ratification bonus, net income would have decreased by $2.5 million to $1.7 million from $4.2 million in the second quarter of 2003.

Six Month Period Ended June 27, 2004 Compared to the Six Month Period Ended June 29, 2003

Net Sales for the first six months of 2004 decreased $8.5 million, or 13.3%, to $55.5 million from $64.1 million in the first six months of 2003.

Golf shaft sales decreased $8.4 million, or 13.9%, to $52.4 million in the first six months of 2004 from $60.9 million in the first six months of 2003.  This decrease was caused by a number of factors.  While retail golf equipment sales appear to be somewhat stable in units, there are indications that shipments of certain products into the retail market have declined, and discounting appears to be occurring in order to clear the current inventory levels of existing products through the distribution channel.  We believe this decline of shipments into retail is indicative of an overall shortage of major new club introductions during the first half of 2004, as many of the new iron and wood introductions that would normally occur during the spring golf season have been scheduled for late 2004 and early 2005.  These market factors contributed to a decline in our overall steel shaft unit volume during the first six months of 2004.  In addition, we experienced, what we believe to be, a temporary shift in product mix within our premium steel shaft category which caused a slight decrease in our average unit selling price.  Finally, while our Grafalloy Blue and Grafalloy ProLaunch graphite shafts continue to sell well, our overall graphite unit sales have declined as some of our major OEM partners experienced weaker demand in the wood category of the retail market.

Performance sports sales decreased $0.1 million, or 3.4%, to $3.1 million in the first six months of 2004 from $3.2 million in the first six months of 2003.  This decline was driven mainly by a shift in the timing of customer ordering patterns for hockey sticks, offset somewhat by a continued increase in sales of our growing bike component product line.

Net sales to international customers increased $1.1 million, or 5.7%, to $19.3 million in the first six months of 2004 from $18.3 million in the first six months of 2003.  This increase was driven primarily by improved foreign currency exchange rates in the United Kingdom, Japan and Australia but was offset slightly by a decline in the unit sales volume in the United Kingdom as they experience similar market factors as described above for our overall golf sales.

Gross Profit for the first six months of 2004 decreased $2.6 million, or 10.3%, to $22.6 million from $25.1 million in the first six months of 2003. Gross profit as a percentage of net sales increased to 40.6% in the first six months of 2004 from 39.2% in the first six months of 2003.  Our gross profit margin increased as a result of several factors, including (i) improved foreign currency exchange rates, (ii) increased selling prices on branded and other products, (iii) favorable operating improvements from productivity programs at our manufacturing facilities, and (iv) the impact of cost control actions initiated during the first six months of 2004 in response to the softness on the revenue line.  These factors were somewhat offset by the unfavorable impact of (i) an increase in the cost of raw materials for both steel and graphite golf shafts, (ii) continued escalation in the cost of employee healthcare benefits, and (iii) the unfavorable impact of certain fixed costs in our manufacturing facilities spread over a reduced unit volume.

In the second quarter of 2003 we paid a ratification bonus to the hourly employees represented by the United Steelworkers of America related to a new four year collective bargaining agreement effective July 1, 2003.

Excluding the impact of this ratification bonus, gross profit as a percentage of net sales would have increased to 40.6% in the first six months of 2004 from 40.3% in the first six months of 2003.

Selling, General and Administrative Expenses (“SG&A”) for the first six months of 2004 decreased $0.1 million, or 1.8%, to $7.5 million from $7.7 million in the first six months of 2003.  The decrease in total SG&A spending during the first six months of 2004 resulted primarily from cost control actions initiated in response to the softness on the revenue line.

Business Development and Start-Up Costs for the first six months of 2004 totaled $0.3 million and remained flat to the first six months of 2003.  In 2003 and 2004 these costs represent various start-up business expenses related to the opening of our composite manufacturing operation in southern China.

Transaction and Reorganization Expenses for the first six months of 2004 were $5.4 million and were incurred in conjunction with the sale and purchase agreement for TTC which closed on March 15, 2004.  These transaction related expenses include (i) investment banking merger and acquisition fees; (ii) legal fees; and (iii) other incidental costs and expenses related to the sale of TTC.  No such transaction and reorganization expenses were incurred during the first six months of 2003.

Loss on the Early Extinguishment of Long-Term Debt for the first six months of 2004 was $9.2 million.  The costs recorded as loss on the early extinguishment of long term debt include (i) the write-off of the remaining deferred financing costs related to our 10 7/8% senior subordinated notes and our 2002 senior credit facility, and (ii) the early extinguishment call premium and related interest we incurred when we redeemed the 10 7/8% senior subordinated notes on March 15, 2004.  No long term debt was extinguished during the first six months of 2003.

Operating Income for the first six months of 2004 decreased by $17.0 million, or 99.2%, to $0.1 million from $17.2 million in the first six months of 2003. Operating income as a percentage of net sales decreased to 0.3% in the first six months of 2004 from 26.8% in the first six months of 2003. This decrease reflects the profit impact of the items described above.

Excluding the impact of transaction and reorganization expenses and the loss on early extinguishment of long-term debt in 2004 as well as the 2003 ratification bonus, operating income would have decreased approximately $3.1 million, or 17.5%, to $14.7 million from $17.9 million in the first six months of 2003.  Operating income as a percentage of net sales would have decreased to 26.5% in the first six months of 2004 from 27.9% in the first six months of 2003.

Interest Expense for the first six months of 2004 increased by $0.5 million to $7.2 million from $6.7 million in the first six months of 2003.  This increase was driven primarily by the increase in outstanding principal amounts of variable rate bank debt and fixed rate bonds, offset somewhat by a decrease in interest rates on both the variable and fixed rate debt between periods.

Income Taxes for the first six months of 2004 decreased to an income tax benefit of $0.7 million compared to an income tax expense of $4.1 million in the first six months of 2003. This decrease was driven primarily by the pretax expenses recorded as a result of the transaction and reorganization on March 15, 2004.  The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.  For the period from January 1, 2004 through March 14, 2004 the effective tax rate also differs due to the nondeductible nature of a portion of transaction and reorganization expenses.

Excluding the impact of transaction and reorganization expenses and the loss on early extinguishment of long-term debt in 2004 as well as the 2003 ratification bonus, the financial results of the company in the first six months of 2004 would have generated an income tax expense of $3.0 million compared to $4.4 million in the first six months 2003.

Net income for the first six months of 2004 decreased by $12.6 million to a $6.3 million loss from $6.3 million in income in the first six months of 2003.  This decrease reflects the profit impact from the items described above.

Excluding the impact of transaction and reorganization expenses and the loss on early extinguishment of long-term debt in 2004 as well as the 2003 ratification bonus, net income in the first six months of 2004 would have decreased by $2.2 million to $4.6 million from $6.8 million in the first six months of 2003.

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

Both the 2004 senior credit facility and the 8 3/8% Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit our ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The 2004 senior credit facility also requires the Company to maintain certain specified financial ratios and tests including minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. At June 27, 2004 the Company was in compliance with all of the covenants in both the 2004 senior credit facility and the 8 3/8% Notes. Furthermore, the 2004 senior credit facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of our excess cash flow as defined within the credit agreement.

Six Months Ended June 27, 2004 Compared to the Six Months Ended June 29, 2003

Net cash provided by operating activities declined $3.2 million between periods, as net income declined due to the lower net sales during 2004.  In addition, the Company built inventory to facilitate the transition of graphite golf shaft production from its El Cajon, California facility to its newly established plant in Guangzhou, China, as well as in anticipation of an increase in retail activity.

We used $0.9 million of cash to invest in property, plant and equipment in the first six months of 2004, compared to the $1.4 million spent in the first six months of 2003.

The Company used $10.7 million of net cash for financing activities in the first six months of 2004 as compared to $3.0 million in 2003.  The 2004 activity included the proceeds from issuing the 2004 senior credit facility and the proceeds from issuing the 8 3/8% Notes.   These proceeds, plus cash generated from operations during the first quarter, and cash on hand at the beginning of 2004 were used to (i) repay the outstanding principal and interest on the Company’s 2002 senior credit facility, (ii) to redeem and repay the 10 7/8% Notes including their accrued and unpaid interest and early redemption call premium, (iii) to pay for debt issuance costs on the 2004 senior credit facility and the 8 3/8% Notes, (iv) to pay for transaction and reorganization expenses, and (v) to issue a dividend to our parent company, TTC.

Existing Contractual Cash Obligations

The following table reflects the Company’s contractual cash obligations for long-term debt and capital and operating leases as of June 27, 2004 (dollars in millions):

	Total	2004	2005 through 2006	2007 through 2008	Thereafter
Long-Term Debt(1)	$235.0	$0.8	$2.2	$2.2	$229.8
Operating Leases	3.3	0.5	1.7	1.1	—
Purchase Commitments (2)	0.1	0.1	—	—	—
Total(3)	$238.4	$1.4	$3.9	$3.3	$229.8

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

In addition to the debt service obligations for principal and interest payments, the Company’s liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment.  The Company intends to fund our current and long term working capital, capital expenditure and debt service requirements through cash flow generated from operations.  However, since there can be no assurance of future performance, as of June 27, 2004 the Company has the $20.0 million revolving credit facility available for future cash requirements.  The maximum amount the Company may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the 2004 senior credit facility.

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

Impact of Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  This Interpretation replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003.  For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005.  For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies will be used to measure the assets, liabilities and non-controlling interest of the VIE.  The application of this Interpretation did not have a material effect on the Company’s financial statements.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The table below provides information about the Company’s debt obligations as of June 27, 2004 that are sensitive to changes in interest rates. The table presents cash flows and related weighted average interest rates by expected maturity dates (dollars in millions).

	Expected Maturity Date						Total	Fair Value
						There-
	2004	2005	2006	2007	2008	after
LONG TERM DEBT
Fixed Rate 8 3/8% Senior Subordinated
Notes	$—	$—	$—	$—	$—	$125.0	$125.0	$125.0
Average Interest Rate						8.375%	8.375%
Variable Rate Senior Credit Facility	$0.8	$1.1	$1.1	$1.1	$1.1	$104.8	$110.0	$110.0
Average Interest Rate (a)						3.759%	3.759%

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

This information has been omitted from this report as there have been no material changes to the Company’s risks related to foreign exchange rates and commodities as of June 27, 2004.

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

—Not applicable—

Item 3.           Defaults Upon Senior Securities

—None—

Item 4.           Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended June 27, 2004.

Item 5.           Other Information

—Not Applicable—

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

b.              Reports on Form 8-K

No reports or Form 8-K were filed during the quarter ended June 27, 2004.

*                                         Incorporated by reference

**                                  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on August 11, 2004.

True Temper Sports, Inc.

By:	/s/SCOTT C. HENNESSY

Name: Scott C. Hennessy
Title:	President and Chief Executive Officer

By:	/s/FRED H. GEYER

Name: Fred H. Geyer
Title:	Senior Vice President,
Chief Financial Officer and Treasurer