Form 10-Q
period 2004-09-26
TRUE TEMPER SPORTS INC
filed 2004-11-09
CIK 1078547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 2004

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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes  ☐  No  ☒.

                As of November 9, 2004 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

TRUE TEMPER SPORTS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands)

	Quarterly		Year -To-Date
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Period from June 28 to September 26, 2004	Period from June 30 to September 28, 2003	Period from March 15 to September 26, 2004	Period from January 1 to March 14, 2004	Period from January 1 to September 28, 2003

NET SALES	$21,308	$24,667	$56,605	$20,247	$88,759
Cost of sales	12,929	13,820	34,040	11,871	52,772
GROSS PROFIT	8,379	10,847	22,565	8,376	35,987

Selling, general and administrative expenses	2,610	3,704	6,513	3,635	11,383
Business development, start-up and transition costs	313	175	495	100	459
Transaction and reorganization expenses	25	—	25	5,381	—
Loss on early extinguishment of long- term debt	—	—	—	9,217	—
OPERATING INCOME (LOSS)	5,431	6,968	15,532	(9,957)	24,145

Interest expense, net of interest income	4,111	3,242	8,790	2,498	9,893
Other expenses (income), net	44	72	58	(2)	118
INCOME (LOSS) BEFORE INCOME TAXES	1,276	3,654	6,684	(12,453)	14,134

Income taxes	528	1,355	2,626	(2,845)	5,500
NET INCOME (LOSS)	$748	$2,299	$4,058	$(9,608)	$8,634

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	Successor Company September 26, 2004	Predecessor Company December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,314	$8,389
Receivables, net	14,026	15,612
Inventories	21,872	15,656
Prepaid expenses and other current assets	3,344	2,271
Total current assets	43,556	41,928

Property, plant and equipment, net	13,972	15,026
Goodwill, net	256,028	71,506
Deferred tax assets	49,389	47,902
Other assets	7,187	3,254
Total assets	$370,132	$179,616

LIABILITIES & STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$—	$4,500
Accounts payable	6,704	4,992
Accrued expenses and other current liabilities	7,564	8,675
Total current liabilities	14,268	18,167

Long-term debt, net of current portion	232,725	109,230
Other liabilities	6,344	3,426
Total liabilities	253,337	130,823

STOCKHOLDER’S EQUITY
Common stock — par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	112,715	40,326
Retained earnings	4,058	8,796
Accumulated other comprehensive income (loss), net of taxes	22	(329)
Total stockholder’s equity	116,795	48,793
Total liabilities and stockholder’s equity	$370,132	$179,616

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Successor Company	Predecessor Company
	Period from March 15 to September 26, 2004	Period from January 1 to March 14, 2004	Period from January 1 to September 28, 2003
OPERATING ACTIVITIES
Net income (loss)	$4,058	$(9,608)	$8,634
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,671	671	2,179
Amortization of deferred financing costs	678	109	676
Loss on disposal of property, plant and equipment	40	—	82
Transaction and reorganization expenses	25	5,381	—
Loss on early extinguishment of long-term debt	—	9,217	—
Deferred taxes	2,527	(3,015)	5,411
Changes in operating assets and liabilities, net	(1,702)	227	3,384
Net cash provided by operating activities	7,297	2,982	20,366

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,048)	(330)	(2,411)
Net cash used in investing activities	(1,048)	(330)	(2,411)

FINANCING ACTIVITIES
Proceeds from issuance of bank debt	110,000	—	—
Proceeds from issuance of Senior Subordinated Notes	125,000	—	—
Principal payments on bank debt	(2,275)	(7,700)	(3,000)
Repay bank debt, including accrued interest	(6,335)	—	—
Call Senior Subordinated Notes, including accrued interestand call premium	(109,160)	—	—
Payment of debt issuance costs	(8,678)	—	(273)
Dividends paid	(102,518)	—	(3,339)
Transaction and reorganization expenses, including cashpayments for direct acquisition costs	(10,805)	(463)	—
Other financing activity	—	(42)	(100)
Net cash used in financing activities	(4,771)	(8,205)	(6,712)

Net increase (decrease) in cash	1,478	(5,553)	11,243
Cash at beginning of period	2,836	8,389	7,070
Cash at end of period	$4,314	$2,836	$18,313

See accompanying notes to condensed consolidated financial statements

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

                        On January 30, 2004, TTS Holdings LLC, a new company formed by Gilbert Global Equity Partners, L.P. and its affiliated funds (“Gilbert Global”), entered into a stock purchase agreement with the Company’s direct parent company, True Temper Corporation, pursuant to which TTS Holdings LLC and certain of the Company’s senior management purchased all of the outstanding shares of True Temper Corporation.  In connection with this acquisition, and effective on March 15, 2004, the Company repaid all of its outstanding 2002 senior credit facility, redeemed all of its 10 7/8% senior subordinated notes due 2008, and made certain dividends to True Temper Corporation.  These payments were financed with the net proceeds of a new senior credit facility and new 8 3/8% senior subordinated notes due 2011.

                        This transaction was accounted for by the Company’s parent company using the purchase method of accounting.  As the Company is a wholly owned subsidiary of True Temper Corporation, the Company has “pushed down” the effect of the purchase method of accounting to these financial statements.  Accordingly, these financial statements and accompanying notes present the historical cost basis results of the Company as “predecessor company” through March 14, 2004, and the results of the Company as “successor company” from March 15, 2004 through September 26, 2004.  The financial statements have also been separated by a vertical dashed line into predecessor company and successor company results.

2)  Inventories

	Successor Company September 26, 2004	Predecessor Company December 31, 2003
Raw materials	$4,972	$2,287
Work in process	2,090	2,067
Finished goods	14,810	11,302
Total	$21,872	$15,656

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

	Quarterly		Year -To-Date
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Period from June 28 to September 26, 2004	Period from June 30 to September 28, 2003	Period from March 15 to September 26, 2004	Period from January 1 to March 14, 2004	Period from January 1 to September 28, 2003
Net sales:
Golf shafts	$20,042	$23,324	$53,402	$19,067	$84,190
Performance sports	1,266	1,343	3,203	1,180	4,569
Total	$21,308	$24,667	$56,605	$20,247	$88,759
Gross profit:
Golf shafts	$8,037	$10,494	$21,773	$8,080	$34,746
Performance sports	342	353	792	296	1,241
Total	$8,379	$10,847	$22,565	$8,376	$35,987

                        Following is a reconciliation of total reportable segment gross profit to total Company income (loss) before income taxes:

	Quarterly		Year -To-Date
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Period from June 28 to September 26, 2004	Period from June 30 to September 28, 2003	Period from March 15 to September 26, 2004	Period from January 1 to March 14, 2004	Period from January 1 to September 28, 2003
Total reportable segment gross profit	$8,379	$10,847	$22,565	$8,376	$35,987
Less:
Selling, general and administrative expenses	2,610	3,704	6,513	3,635	11,383
Business development, start-up and transition costs	313	175	495	100	459
Transaction and reorganization expenses	25	—	25	5,381	—
Loss on early extinguish-ment of long-term debt	—	—	—	9,217	—
Interest expense, net of interest income	4,111	3,242	8,790	2,498	9,893
Other expense (income), net	44	72	58	(2)	118
Total Company income (loss) before income taxes	$1,276	$3,654	$6,684	$(12,453)	$14,134

4)  Comprehensive Income

                        Total comprehensive income and its components for the periods covered by this report are as follows:

	Quarterly		Year -To-Date
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Period from June 28 to September 26, 2004	Period from June 30 to September 28, 2003	Period from March 15 to September 26, 2004	Period from January 1 to March 14, 2004	Period from January 1 to September 28, 2003
Net income (loss)	$748	$2,299	$4,058	$(9,608)	$8,634
Mark to market adjustment on foreign currency derivative instruments, net of taxes	(33)	97	22	(121)	128
Total comprehensive income (loss)	$715	$2,396	$4,080	$(9,729)	$8,762

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

This transaction was accounted for by the Company’s parent company using the purchase method of accounting.  As the Company is a wholly owned subsidiary of True Temper Corporation, the Company has “pushed down” the effect of the purchase method of accounting to these financial statements.

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

	Quarterly		Year -To-Date
	Period from June 28 to September 26, 2004	Period from June 30 to September 28, 2003	Period from January 1 to September 26, 2004	Period from January 1 to September 28, 2003
Net sales	$21,308	$24,667	$76,852	$88,759
Income before income taxes	1,301	2,785	8,035	11,912
Net income	$763	$1,760	$4,844	$7,256

6)  Borrowings

            (a)  Long Term Debt

                        Long term debt at September 26, 2004 and December 31, 2003 consisted of the following:

	Successor Company September 26, 2004	Predecessor Company December 31, 2003
10 7/8% Senior Subordinated Notes due 2008	$—	$99,730
2002 senior credit facility	—	14,000
8 3/8% Senior Subordinated Notes due 2011	125,000	—
2004 senior credit facility	107,725	—
Total debt	232,725	113,730
Less current maturities	—	4,500
Long-term debt	$232,725	$109,230

The 8 3/8% Senior Subordinated Notes due 2011 (the “Notes”) provide for semi-annual interest payments, in arrears, due on March 15 and September 15.  At the option of the Company, up to 35% of the Notes are redeemable prior to March 15, 2007, at 108.375%, with the net cash proceeds of one or more public equity offerings.  In addition, at any time prior to March 15, 2008, the Company may also redeem all or a part of the Notes upon the occurrence of a change of control.  On or after March 15, 2008 the Notes may be redeemed, at the option of the Company, in whole or in part, at a redemption price of 104.188% beginning March 15, 2008 and declining ratably thereafter to 100.000% on March 15, 2010.

The 2004 senior credit facility has a maturity date of March 15, 2011, and provides for interest on the term loan, at the Company’s option, at (i) the base rate of the bank acting as administrative agent plus a margin adder of 1.50%, or (ii) under a LIBOR option with a borrowing spread of LIBOR plus 2.50% to 3.00%, depending on financial ratios.  The Company’s weighted average rate at September 26, 2004 was 4.80%.

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

On September 24, 2004 the Company executed an amendment to its 2004 senior credit facility (the “Amendment”).  The Amendment was approved by True Temper, Credit Suisse First Boston acting as administrative agent and collateral agent, and by a majority of the lenders who were party to the 2004 senior credit facility on such date.  The Amendment provided adjustments to certain specified financial ratios and tests included in the 2004 senior credit facility.  As part of the Amendment, the margin adder on LIBOR based loans was increased from 2.50% to between 2.75% and 3.00%, depending on financial ratios, beginning September 24, 2004 and continuing through December 31, 2005.   At September 26, 2004 the Company was in compliance with all of the covenants in both the 2004 senior credit facility and the Notes.

At September 26, 2004, future minimum principal payments on long term debt were as follows:

2004	$—
2005	545
2006	1,091
2007	1,091
2008	1,091
Thereafter	228,907
Total	$232,725

            (b)  Line of Credit

                        The Company may borrow, through March 15, 2009, up to $20.0 million under a revolving credit agreement included in the 2004 senior credit facility.  Borrowings under the agreement are subject to the same provisions described in the long term debt section of this Note.  The Company had no outstanding borrowings under this line of credit as of September 26, 2004.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

                        The following discussion should be read in conjunction with the more detailed information in the Company’s 2003 Annual Financial Statements, including the notes thereto, appearing most recently in the Company’s 2003 Annual Report on Form 10-K, filed with the SEC on March 12, 2004 and also disclosed in the Company’s Form S-4 Registration Statement filed with the SEC on April 13, 2004.

Company Overview

                        True Temper Sports, Inc. (“True Temper” or the “Company”), a wholly owned subsidiary of True Temper Corporation (“TTC”), is a leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers (“OEM’s”) and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance sports products that offer high strength and tight tolerance tubular components to the bicycle, hockey and other recreational sports markets. In calendar 2003, golf shaft sales represented 94% of total revenues, and performance sports sales represented 6%. This sales split has remained relatively consistent during the first nine months of 2004.

Purchase Agreement for True Temper Corporation

On January 30, 2004, TTS Holdings LLC, a new company formed by Gilbert Global Equity Partners, L.P. and its affiliated funds (“Gilbert Global”), entered into a stock purchase agreement with the Company’s direct parent company, True Temper Corporation, pursuant to which TTS Holdings LLC and certain of the Company’s senior management purchased all of the outstanding shares of True Temper Corporation.  In connection with this acquisition, and effective on March 15, 2004, the Company repaid all of its outstanding 2002 senior credit facility, redeemed all of its 10 7/8% senior subordinated notes due 2008, and made certain dividends to True Temper Corporation.  These payments were financed with the net proceeds of a new senior credit facility and new 8 3/8% senior subordinated notes due 2011.

This transaction was accounted for by the Company’s parent company using the purchase method of accounting.  As the Company is a wholly owned subsidiary of True Temper Corporation, the Company has “pushed down” the effect of the purchase method of accounting to these financial statements.  Accordingly, the Company’s financial statements and accompanying notes present the historical cost basis results of the Company as “predecessor” through March 14, 2004, and the results of the Company as “successor” from March 15, 2004 through September 26, 2004.

For purposes of the following discussion regarding the Company’s results of operations and cash flow, the Company has combined the results of the predecessor and successor companies in order to compare the quarterly and year to date results to the prior year.  Material variances caused by the different basis of accounting have been disclosed where applicable.

Results of Operations

                        The following tables set forth the components of net income as a percentage of net sales for the periods indicated:

	Quarterly
	Successor Company	Predecessor Company
	Period from June 28 to September 26, 2004	Period from June 30 to September 28, 2003
Net sales	100.0%	100.0%
Cost of sales	60.7	56.0
Gross profit	39.3	44.0
Selling, general and administrative expenses	12.2	15.0
Business development, start-up and transition costs	1.5	0.7
Transaction and reorganization expenses	0.1	—
Operating income	25.5	28.2
Interest expenses, net of interest income	19.3	13.1
Other expenses, net	0.2	0.3
Earnings before income taxes	6.0	14.8
Income taxes	2.5	5.5
Net income	3.5%	9.3%

	Year -To-Date
	Predecessor Company	Successor Company	Combined Company	Predecessor Company
	Period from January 1 to March 14, 2004	Period from March 15 to September 26, 2004	Period from January 1 to September 26, 2004	Period from January 1 to September 28, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.6	60.1	59.7	59.5
Gross profit	41.4	39.9	40.3	40.5
Selling, general and administrative expenses	18.0	11.5	13.2	12.8
Business development, start-up and transition costs	0.5	0.9	0.8	0.5
Transaction and reorganization expenses	26.6	—	7.0	—
Loss on early extinguishment of debt	45.5	—	12.0	—
Operating income (loss)	(49.2)	27.4	7.3	27.2
Interest expense, net of interest income	12.3	15.5	14.7	11.1
Other expenses, net	—	0.1	0.1	0.1
Income (loss) before income taxes	(61.5)	11.8	(7.5)	15.9
Income taxes	(14.1)	4.6	(0.3)	6.2
Net income (loss)	(47.5)%	7.2%	(7.2)%	9.7%

Third Quarter Ended September 26, 2004 Compared to the Third Quarter Ended September 28, 2003

                Net Sales for the third quarter of 2004 decreased $3.4 million, or 13.6%, to $21.3 million from $24.7 million in the third quarter of 2003.

                Golf shaft sales decreased $3.3 million, or 14.1%, to $20.0 million compared to the $23.3 million in the third quarter of 2003.  This decline in sales continues to be driven by several factors which were initially outlined in the Company’s second quarter filing on Form 10-Q.  They include:

•      An overall shortage of major new club introductions during 2004, as many OEMs reposition their launch plans for 2005 in light of current market conditions;

•      Continued declines in shipments of certain products into the retail market, and discounting programs intended to clear the excess inventory of existing products through the distribution channel;

•      A temporary shift in product mix within the Company’s premium steel shaft category, which caused a modest decline in the Company’s average selling price; and

•      A decline in the Company’s graphite unit volume driven by weaker retail sell through and demand from some of the Company’s major OEM partners.

                During the third quarter of 2004, it also became apparent that the inventory levels in the distribution channel were somewhat larger than once thought, as the extensive channel clearing has continued to occur.  In addition, the OEM product launch delays the Company was experiencing in the first half of the year became even more extended.  In some cases they are being repositioned as spring 2005 launches.  The golf industry was also impacted by severe weather related events across the United States which contributed to a slight decrease in rounds played during the third quarter.

                The Company believes that these unfavorable market dynamics are not isolated to individual customers or distribution channels, as sales to top OEM and golf distributors are flat to down at the majority of the Company’s key accounts.

                Performance sports sales remained relatively flat at $1.3 million in both the third quarter of 2004 and the third quarter of 2003.

                Net sales to international customers increased $0.2 million, or 2.2%, to $8.2 million in the third quarter of 2004 from $8.0 million in the third quarter of 2003.  This increase was driven by improved foreign currency exchange rates in Japan, the United Kingdom and Australia, and an increase in units shipped into Southeast Asia as major OEM’s continue to locate a portion of their golf club assembly in that region.  These positive factors were somewhat offset by a decline in the unit sales volume in the United Kingdom as they experience similar market factors as described above for the Company’s overall golf sales.

                Gross Profit for the third quarter of 2004 decreased $2.5 million, or 22.8%, to $8.4 million from $10.8 million in the third quarter of 2003. Gross profit as a percentage of net sales decreased to 39.3% in the third quarter of 2004 from 44.0% in the third quarter of 2003.  The Company’s gross profit margin decreased as a result of several factors, including (i) an increase in the cost of raw materials and natural gas, (ii) continued escalation in the cost of employee healthcare benefits, (iii) the unfavorable impact of certain fixed costs in the Company’s manufacturing facilities spread over a reduced unit volume, and (iv) an unfavorable product mix shift in the Company’s premium steel shaft category.  These factors were somewhat offset by the favorable impact of (i) improved foreign currency exchange rates, (ii) increased selling prices on branded and other products, (iii) favorable operating improvements from productivity programs at the Company’s manufacturing facilities, and (iv) the impact of cost control actions initiated during 2004 in response to the softness on the revenue line.

                Selling, General and Administrative Expenses (“SG&A”) for the third quarter of 2004 decreased $1.1 million, or 29.5%, to $2.6 million from $3.7 million in the third quarter of 2003.  The decrease in total SG&A spending during the third quarter resulted primarily from cost control actions initiated earlier in 2004 in response to the softness on the revenue line.

                Business Development, Start-Up and Transition Costs for the third quarter of 2004 increased to $0.3 million from $0.2 million in the third quarter of 2003.  In 2003 and 2004 these costs represent various start-up business expenses related to the opening of the Company’s composite manufacturing operation in southern China, and the related down-sizing costs incurred at the Company’s El Cajon, California facility.

                Operating Income for the third quarter of 2004 decreased $1.5 million, or 22.1%, to $5.4 million from $7.0 million in the third quarter of 2003.  Operating income as a percentage of net sales decreased to 25.5% in the third quarter of 2004 from 28.2% in the third quarter of 2003.  This decrease reflects the profit impact of the items described above.

                Interest Expense for the third quarter of 2004 increased to $4.1 million from $3.2 million in the third quarter of 2003.  This increase was driven primarily by the increase in outstanding principal amounts of variable rate bank debt and fixed rate bonds, offset somewhat by a decrease in interest rates on both the variable and fixed rate debt between periods.

                Income Taxes in the third quarter of 2004 decreased to $0.5 million from $1.4 million in the third quarter of 2003. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.

                Net Income for the third quarter of 2004 decreased by $1.6 million to $0.7 million from $2.3 million in the third quarter of 2003.  This decrease reflects the profit impact of the items described above.

Nine Month Period Ended September 26, 2004 Compared to the Nine Month Period Ended September 28, 2003

                Net Sales for the first nine months of 2004 decreased $11.9 million, or 13.4%, to $76.9 million from $88.8 million in the first nine months of 2003.

                Golf shaft sales decreased $11.7 million, or 13.9%, to $72.5 million in the first nine months of 2004 from $84.2 million in the first nine months of 2003.  This decline in sales continues to be driven by several factors which were initially outlined in the Company’s second quarter filing on Form 10-Q.  They include:

•      An overall shortage of major new club introductions during 2004, as many OEMs reposition their launch plans for 2005 in light of current market conditions;

•      Continued declines in shipments of certain products into the retail market, and discounting programs intended to clear the excess inventory of existing products through the distribution channel;

•      A temporary shift in product mix within the Company’s premium steel shaft category, which caused a modest decline in the Company’s average selling price; and

•      A decline in the Company’s graphite unit volume driven by weaker retail sell through and demand from some of the Company’s major OEM partners.

                During the third quarter of 2004, it also became apparent that the inventory levels in the distribution channel were somewhat larger than once thought, as the extensive channel clearing has continued to occur.  In addition, the OEM product launch delays the Company was experiencing in the first half of the year became even more extended.  In some cases they are being repositioned as spring 2005 launches.  The golf industry was recently impacted by severe weather related events across the United States which contributed to a slight decrease in rounds played during the third quarter.

                The Company believes that these unfavorable market dynamics are not isolated to individual customers or distribution channels, as sales to top OEM and golf distributors are flat to down at the majority of the Company’s key accounts.

                Performance sports sales remained relatively flat at $4.4 million in the first nine months of 2004, compared to $4.6 million in the first nine months of 2003.

                Net sales to international customers increased $1.2 million, or 4.7%, to $27.5 million in the first nine months of 2004 from $26.3 million in the first nine months of 2003.  This increase was driven by improved foreign currency exchange rates in Japan, the United Kingdom and Australia, and an increase in units shipped into Southeast Asia as major OEM’s continue to locate a portion of their golf club assembly in that region.  These positive factors were somewhat offset by a decline in the unit sales volume in the United Kingdom as they experience similar market factors as described above for the Company’s overall golf sales.

                Gross Profit for the first nine months of 2004 decreased $5.0 million, or 14.0%, to $30.9 million from $36.0 million in the first nine months of 2003. Gross profit as a percentage of net sales held relatively stable at 40.3% in the first nine months of 2004 compared to 40.5% in the first nine months of 2003.  The Company’s gross profit margin decreased as a result of several factors, including (i) an increase in the cost of raw materials and natural gas, (ii) continued escalation in the cost of employee healthcare benefits, (iii) the unfavorable impact of certain fixed costs in the Company’s manufacturing facilities spread over a reduced unit volume, and (iv) an unfavorable product mix shift in the Company’s premium steel shaft category.  These factors were somewhat offset by the favorable impact of (i) improved foreign currency exchange rates, (ii) increased selling prices on branded and other products, (iii) favorable operating improvements from productivity programs at the Company’s manufacturing facilities, and (iv) the impact of cost control actions initiated during 2004 in response to the softness on the revenue line.

                In the second quarter of 2003 the Company paid a ratification bonus to the hourly employees represented by the United Steelworkers of America related to a new four year collective bargaining agreement effective July 1, 2003.  Excluding the impact of this ratification bonus, gross profit as a percentage of net sales would have decreased to 40.3% in the first nine months of 2004 from 41.3% in the first nine months of 2003.

                Selling, General and Administrative Expenses (“SG&A”) for the first nine months of 2004 decreased $1.2 million, or 10.8%, to $10.1 million from $11.4 million in the first nine months of 2003.  The decrease in total SG&A spending during the first nine months of 2004 resulted primarily from cost control actions initiated in response to the softness on the revenue line.

                Business Development, Start-Up and Transition Costs for the first nine months of 2004 totaled $0.6 million and remained relatively flat to the $0.5 million recorded during the first nine months of 2003.  In 2003 and 2004 these costs represent various start-up business expenses related to the opening of the Company’s composite manufacturing operation in southern China, and the related down-sizing costs incurred at the Company’s El Cajon, California facility.

                Transaction and Reorganization Expenses for the first nine months of 2004 were $5.4 million and were incurred in conjunction with the sale and purchase agreement for TTC which closed on March 15, 2004.  These transaction related expenses include (i) investment banking merger and acquisition fees, (ii) legal fees, and (iii) other incidental costs and expenses related to the sale of TTC.  No such transaction and reorganization expenses were incurred during the first nine months of 2003.

                Loss on the Early Extinguishment of Long-Term Debt for the first nine months of 2004 was $9.2 million.  The costs recorded as loss on the early extinguishment of long term debt include (i) the write-off of the remaining deferred financing costs related to the Company’s 10 7/8% senior subordinated notes and the Company’s 2002 senior credit facility, and (ii) the early extinguishment call premium and related interest the Company incurred when it redeemed the 10 7/8% senior subordinated notes on March 15, 2004.  No long term debt was extinguished during the first nine months of 2003.

                Operating Income for the first nine months of 2004 decreased by $18.6 million, or 76.9%, to $5.6 million from $24.1 million in the first nine months of 2003. Operating income as a percentage of net sales decreased to 7.3% in the first nine months of 2004 from 27.2% in the first nine months of 2003. This decrease reflects the profit impact of the items described above.

                Excluding the impact of transaction and reorganization expenses and the loss on early extinguishment of long-term debt in 2004 as well as the 2003 ratification bonus, operating income would have decreased approximately $4.6 million, or 18.6%, to $20.2 million from $24.8 million in the first nine months of 2003.  Operating income as a percentage of net sales would have decreased to 26.3% in the first nine months of 2004 from 28.0% in the first nine months of 2003.

                Interest Expense for the first nine months of 2004 increased by $1.4 million to $11.3 million from $9.9 million in the first nine months of 2003.  This increase was driven primarily by the increase in outstanding principal amounts of variable rate bank debt and fixed rate bonds, offset somewhat by a decrease in interest rates on both the variable and fixed rate debt between periods.

                Income Taxes for the first nine months of 2004 decreased to an income tax benefit of $0.2 million compared to an income tax expense of $5.5 million in the first nine months of 2003. This decrease was driven primarily by the pretax expenses recorded as a result of the transaction and reorganization on March 15, 2004.  The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.  For the period from January 1, 2004 through March 14, 2004 the effective tax rate also differs due to the nondeductible nature of a portion of transaction and reorganization expenses.

                Excluding the impact of transaction and reorganization expenses and the loss on early extinguishment of long-term debt in 2004 as well as the 2003 ratification bonus, the financial results of the company in the first nine months of 2004 would have generated an income tax expense of $3.5 million compared to $5.8 million in the first nine months 2003.

                Net income for the first nine months of 2004 decreased by $14.2 million to a $5.6 million loss from $8.6 million in income in the first nine months of 2003.  This decrease reflects the profit impact from the items described above.

                Excluding the impact of transaction and reorganization expenses and the loss on early extinguishment of long-term debt in 2004 as well as the 2003 ratification bonus, net income in the first nine months of 2004 would have decreased by $3.7 million to $5.3 million from $9.1 million in the first nine months of 2003.

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

                On March 15, 2004, TTC, True Temper’s parent company, was purchased by TTS Holdings LLC, an affiliate of Gilbert Global Equity Partners, L. P.  As part of the transaction the Company entered into a new senior credit facility (the “2004 Senior Credit Facility”) which includes a $20.0 million non-amortizing revolving credit facility and a $110.0 million Term B loan (as amended from time to time).  The term loan requires cash interest payments and quarterly principal payments beginning June 30, 2004 and continuing through March 15, 2011.

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

                Both the 2004 Senior Credit Facility and the 8 3/8% Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit the Company’s ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The 2004 Senior Credit Facility also requires the Company to maintain certain specified financial ratios and tests including minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. Furthermore, the 2004 Senior Credit Facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of the Company’s excess cash flow as defined within the credit agreement.

On September 24, 2004 the Company executed an amendment to its 2004 Senior credit Facility (the “Amendment”).  The Amendment was approved by True Temper, Credit Suisse First Boston acting as administrative agent and collateral agent, and by a majority of the lenders who were party to the 2004 Senior Credit Facility on such date.  The Amendment provided adjustments to certain specified financial ratios and tests included in the 2004 Senior Credit Facility.  As part of the Amendment, the margin adder on LIBOR based loans was increased from 2.50% to between 2.75% and 3.00%, depending on financial ratios, beginning September 24, 2004 and continuing through December 31, 2005.  At September 26, 2004 the Company was in compliance with all of the covenants in both the 2004 Senior Credit Facility and the 8 3/8% Notes.

Nine Months Ended September 26, 2004 Compared to the Nine Months Ended September 28, 2003

                Net cash provided by operating activities declined $10.1 million between periods, as net income declined due to the lower net sales during 2004.  In addition, the Company built inventory to facilitate the transition of graphite golf shaft production from its El Cajon, California facility to its newly established plant in Guangzhou, China, as well as in anticipation of stronger sales in future periods.

                We used $1.4 million of cash to invest in property, plant and equipment in the first nine months of 2004, compared to the $2.4 million spent in the first nine months of 2003.

                The Company used $13.0 million of net cash for financing activities in the first nine months of 2004 as compared to $6.7 million in 2003.  The 2004 activity included the proceeds from issuing the 2004 Senior Credit Facility and the proceeds from issuing the 8 3/8% Notes.   These proceeds, plus cash generated from operations during the first quarter, and cash on hand at the beginning of 2004 were used to (i) repay the outstanding principal and interest on the Company’s 2002 Senior Credit Facility, (ii) to redeem and repay the 10 7/8% Notes including their accrued and unpaid interest and early redemption call premium, (iii) to pay for debt issuance costs on the 2004 Senior Credit Facility and the 8 3/8% Notes, (iv) to pay for transaction and reorganization expenses, and (v) to issue a dividend to the Company’s parent company, TTC.

                In the third quarter of 2004 the Company repaid $2.3 million of principal on its 2004 Senior Credit Facility.  The $2.3 million principal repayment included $0.3 million of mandatory payments and $2.0 million of voluntary prepayments.  As a result of this voluntary prepayment, the Company has no mandatory quarterly amortization for the twelve month period following the date of the voluntary prepayment on September 24, 2004.

Existing Contractual Cash Obligations

                  The following table reflects the Company’s contractual cash obligations for long-term debt and capital and operating leases as of September 26, 2004 (dollars in millions):

	Total	2004	2005 through 2006	2007 through 2008	Thereafter
Long-Term Debt(1)	$232.7	$—	$1.6	$2.2	$228.9
Operating Leases	3.1	0.3	1.7	1.1	—
Purchase Commitments(2)	0.2	—	0.2	—	—
Total(3)	$236.0	$0.3	$3.5	$3.3	$228.9

(1)          The Company’s long-term debt agreements contain customary change of control provisions that could, under certain circumstances, cause accelerated debt repayment.

(2)          Amount represents the purchase commitments for natural gas used in the manufacture of steel golf shafts at the Company’s Amory, Mississippi facility.

(3)          This table does not include future obligations related to the funding of the Company’s pension benefits.

Future Cash Generation and Use

                Currently the Company’s intention is to use existing cash and cash provided from future operations, if any, as allowed within the covenants of the Company’s 2004 Senior Credit Facility and the Company’s 8 3/8% Notes, to:

•                  Repay the principal on the Company’s 2004 Senior Credit Facility; and / or

•                  To make additional investments in the business for growth, which may include, among other things, capital expenditures, business acquisitions, and/or expenditures for business development and expansion in China.

                In addition to the debt service obligations for principal and interest payments, the Company’s liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment.  The Company intends to fund its current and long term working capital, capital expenditure and debt service requirements through cash flow generated from operations.  However, since there can be no assurance of future performance, as of September 26, 2004 the Company has the $20.0 million revolving credit facility available for future cash requirements.  The maximum amount the Company may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the 2004 Senior Credit Facility.

                In addition to the Company’s cash obligations for interest and principal payments related to its debt obligations, the Company also has a management services agreement with an affiliate of the principal common stockholder in its parent company, which requires the payment of an annual advisory fee of $0.5 million.

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

Forward-Looking Statements

                The Private Securities Litigation Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by the Company. This document contains forward-looking statements, including but not limited to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All statements which address future operating or financial performance, events or developments that the Company expects, plans, believes, hopes, wishes, forecasts, predicts, intends, or anticipates will occur in the future, and other similar meanings or phrases, are forward-looking statements within the meaning of the Act.

                The forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance. However, there are many risk factors, including but not limited to, the Company’s substantial leverage, the Company’s ability to service its debt, the general state of the economy, the Company’s ability to execute its plans, fluctuations in the price and availability of energy, fluctuations in the price and availability of raw materials, potentially significant increases to employee health and welfare costs, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in the Company’s forward-looking statements. Additional information concerning the Company’s risk factors is contained from time to time in the Company’s public filings with the SEC; and most recently in the Business Risks section of Item 1 to Part 1 of the Company’s 2003 Annual Report on Form 10-K filed with the SEC on March 12, 2004 and also disclosed in the Company’s Form S-4 Registration Statement filed with the SEC on April 13, 2004.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The table below provides information about the Company’s debt obligations as of September 26, 2004 that are sensitive to changes in interest rates. The table presents cash flows and related weighted average interest rates by expected maturity dates (dollars in millions).

	Expected Maturity Date
LONG TERM DEBT	2004	2005	2006	2007	2008	Thereafter	Total
Fixed Rate 8 3/8% Senior Subordinated Notes	$—	$—	$—	$—	$—	$125.0	$125.0
Average Interest Rate						8.375%	8.375%
Variable Rate Senior Credit Facility	$—	$0.5	$1.1	$1.1	$1.1	$103.9	$107.7
Average Interest Rate(a)							4.795%

(a)            Variable rate long-term debt is comprised of term loans under the 2004 senior credit facility. The 2004 senior credit facility provides for interest at the Company’s option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 1.50%, or (2) under a LIBOR option with a borrowing spread of LIBOR plus 3.00% through June 30, 2004; 2.75%-3.00% from July 1, 2005 through December 31, 2005; and 2.50% from January 1, 2006 through maturity.

                Information concerning the Company’s market risks related to foreign exchange rates and commodities is contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2003 Annual Report on Form 10-K, as filed with the SEC on March 12, 2004.

                This information has been omitted from this report as there have been no material changes to the Company’s risks related to foreign exchange rates and commodities as of September 26, 2004.

Item 4.    Controls and Procedures

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

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

                                Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising from these matters will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 2.    Changes in Securities and Use of Proceeds

        —Not applicable—

Item 3.    Defaults Upon Senior Securities

        —None—

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended June 27, 2004.

Item 5.    Other Information

        —Not Applicable—

Item 6.    Exhibit

1.1

Purchase Agreement, dated as of March 3, 2004, among True Temper Sports, Inc., Credit Suisse First Boston LLC and Goldman, Sachs & Co. (filed as Exhibit 1.1 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

4.1

Indenture, dated as of March 15, 2004, among True Temper Sports, Inc., the Guarantors identified therein, and The Bank of New York (filed as Exhibit 4.1 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

4.2

Form of Senior Subordinated Note due 2011 (filed as Exhibit 4.2 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

4.3

Registration Rights Agreement, dated as of March 15, 2004, among True Temper Sports, Inc., El Cajon Equipment Corporation, True Temper Sports-PRC Holdings, Inc., Credit Suisse First Boston LLC and Goldman, Sachs & Co (filed as Exhibit 4.3 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.1

Management Services Agreement, dated as of March 15, 2004, between GGEP Management, L.L.C., GGEP Management (Bermuda) Ltd., and True Temper Sports, Inc. (filed as Exhibit 10.1 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.2

Shareholders Agreement, dated as of March 15, 2004, by and among True Temper Corporation, TTS Holdings LLC and the Other Investors identified therein (filed as Exhibit 10.2 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.3

True Temper Corporation 2004 Equity Incentive Plan, dated as of March 15, 2004 (filed as Exhibit 10.3 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.4

Credit Agreement, dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc, the Lenders identified therein, Credit Suisse First Boston, Antares Capital Corporation, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital (filed as Exhibit 10.4 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.5

Tax Sharing and Administrative Services Agreement, dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc., El Cajon Equipment Corporation and True Temper Sports-PRC Holdings, Inc. (filed as Exhibit 10.5 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.6

Employment Agreement, dated as of January 30, 2004, by and between True Temper Sports, Inc. and Scott C. Hennessy (filed as Exhibit 10.6 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.7

First Amendment, dated as of September 24, 2004, to the Credit Agreement, dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc, the Lenders identified therein, Credit Suisse First Boston, Antares Capital Corporation, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital (filed as Exhibit 10.1 to True Temper Sports, Inc.’s report on Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2004).*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

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

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on November 9, 2004.

True Temper Sports, Inc.

By:	/s/ SCOTT C. HENNESSY

Name:	Scott C. Hennessy
Title:	President and Chief Executive Officer

By:	/s/ FRED H. GEYER

Name:	Fred H. Geyer
Title:	Senior Vice President, Chief Financial Officer and Treasurer