Form 10-K
period 2004-12-31
TRUE TEMPER SPORTS INC
filed 2005-03-30
CIK 1078547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 27, 2004 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding. All of the Registrant’s outstanding shares were held by True Temper Corporation, the Registrant’s parent company, as of June 27, 2004.

Documents Incorporated by Reference:

Part IV incorporates certain information by reference from the Registrant’s Registration Statement on Form S-4, as filed with the Securities & Exchange Commission on June 7, 1999.

TRUE TEMPER SPORTS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2004

INDEX

PART I
Item 1	Business
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II
Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Item 9A	Controls and Procedures
Item 9B	Other Information

PART III
Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accountants Fees and Services

PART IV
Item 15	Exhibits, Financial Statements Schedule, and Reports on Form 8-K

SIGNATURES
EXHIBIT INDEX

PART I

Item 1.  Business

Purchase Agreement for True Temper Corporation

On January 30, 2004, TTS Holdings LLC, a new company formed by Gilbert Global Equity Partners, L.P. and its affiliated funds (“Gilbert Global”), entered into a stock purchase agreement with the Company’s direct parent company, True Temper Corporation (“TTC”), pursuant to which TTS Holdings LLC and certain of the Company’s senior management purchased all of the outstanding shares of True Temper Corporation (“Gilbert Global Acquisition”). In connection with this acquisition, and effective on March 15, 2004, the Company repaid all of its outstanding 2002 senior credit facility, redeemed all of its 10 7/8% senior subordinated notes due 2008, and made certain payments of the net remaining equity of the predecessor company to the selling shareholders. These payments were financed with the net proceeds of a new senior credit facility and new 8 3/8% senior subordinated notes due 2011.

The Gilbert Global Acquisition was accounted for by the Company’s parent company using the purchase method of accounting. As the Company is a wholly owned subsidiary of True Temper Corporation, the Company has “pushed down” the effect of the purchase method of accounting to these financial statements. The Company’s financial statements and accompanying notes, shown in Item 8 of this annual report, present the historical cost basis results of the Company as “predecessor” through March 14, 2004, and the results of the Company as “successor” from March 15, 2004 through December 31, 2004, accordingly, certain elements of the successor company presentation are not comparable to the predecessor company due to the different basis of accounting.

For purposes of the following discussion, contained in Item 1 and 5, regarding the Company’s results of operations and cash flow, the Company has combined the results of the predecessor and successor companies in order to compare the results to the prior year. Material variances caused by the different basis of accounting have been disclosed where applicable.

General

We are the world’s leading designer, manufacturer and marketer of golf shafts. Since the 1930s, we have manufactured golf shafts under the widely recognized True Temper brand. In 2004, over 70% of our revenue was generated through the sale of steel golf shafts. We believe that our share of the worldwide steel shaft market was approximately 68% in 2004 and that our share is more than three times greater than that of the next largest market participant. We are a leading supplier of premium steel shafts to top domestic golf club original equipment manufacturers and distributors, including Callaway, Cleveland, Golfsmith, Golf Works, Mizuno, Nike, PING, TaylorMade, Titleist and Wilson. From 1987 to 2004, our steel shafts were played by the winners of 58 of the PGA’s 72 major championships, including 16 of the last 18 Masters champions. We are also one of the world’s largest manufacturers of premium graphite (carbon fiber based composites) golf shafts, with an estimated share of approximately 8% of this highly fragmented market. In addition to golf shafts, through our Performance Sports business, we also design, manufacture and market products such as steel and titanium alloy bicycle frame components, composite bicycle components, such as forks and handlebars, and graphite hockey sticks.

Our golf shaft products include over 1,000 proprietary models (with our customers’ brand name, label or trademark affixed to the shaft) and 2,000 branded models (with the True Temper and/or Grafalloy brand name, label or trademark affixed to the shaft), including a full range of premium and commercial grade steel shafts and a full line of premium graphite shafts. We design, manufacture and market approximately 275 lines of steel shafts, including:

•                  Dynamic Gold, which has been a leading steel shaft on the PGA Tour for nearly 25 years;

•                  Dynamic Gold SL, which delivers the playing characteristics of Dynamic Gold with 20% less weight;

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

We also design, manufacture and market approximately 75 lines of premium graphite shafts under the True Temper and Grafalloy brand names. Our graphite shafts have a strong presence at the professional level and have been played by winners on each of the professional tours, including the PGA, EPGA, LPGA, Champions and Nationwide Tours. Our most popular graphite shaft brands include:

•                  Grafalloy Blue, which is a new breakthrough graphite shaft designed specifically for today’s oversized metal woods;

•                  Grafalloy ProLaunch, a newly introduced graphite shaft designed with today’s high performance heads and low-spin balls to help players achieve optimal launch conditions to reduce ball spin and maximize distance;

•                  Grafalloy Prototype Comp NT, which incorporates today’s nano technology for the most consistent carbon fiber alignment;

•                  Grafalloy ProLite, which is one of the leading ultra light driver shafts on the professional level and accounts for more than 35% of all the ultra light driver shafts played on the PGA and Champions Tours; and

•                  Grafalloy ProLogic, which is designed for use in irons as a graphite alternative to steel and is manufactured with tight tolerances to provide consistent feel and improved shot making.

We believe that we are the only golf shaft company in the world which is capable, within its own facilities, of manufacturing both steel and graphite golf shafts in large volumes. This unique competitive advantage allowed us to design, develop, manufacture and sell the first commercially viable multi-material golf shaft combining both steel and graphite into one shaft. Our BiMatrx RXi and BiMatrx Rocket shafts utilize a patented multi-material technology to combine the torsional stability and consistent performance benefits of steel with the light-weight flexible benefits of graphite into one shaft.

Through our Performance Sports business, we have utilized the capabilities developed in our golf shaft business to pursue other branded recreational sports equipment markets that have similar competitive dynamics and manufacturing requirements. We focus on the premium segment of the bicycle market where innovation, quality and branding are highly valued by the consumer, and products are often customized to suit the individual consumer’s specific requirements. Our value-added premium bicycle component products generally have higher margins than component parts made for bicycles sold in mass channel retail stores. In the hockey components market, we focus on the composite shafts used in a variety of original equipment manufacturers’ one-piece and composite sticks.

The Golf Club Shaft Industry

The golf equipment industry is estimated to be a $4.6 billion industry, with golf clubs making up the largest portion at approximately 61%, or $2.8 billion. Spending in the golf equipment industry is highly concentrated among avid golfers (golfers that play more than 25 rounds of golf per year) who account for approximately 57% of the total spending on golf equipment despite only accounting for approximately 23% of the golfing population.

There are three basic components needed to manufacture a golf club: the shaft, the club head and the grip. The shaft is critical to the performance of a golf club as it is critical in controlling the consistency and distance of a golf shot. While branded premium shafts are critical to the performance and marketing of golf clubs, these shafts represent a relatively small portion of the overall cost of a golf club, typically under 10% of the retail sales price.

The golf shaft market is comprised primarily of steel and graphite shafts. We believe that in 2004 the three largest participants in the worldwide steel shaft market comprised an aggregate market share of more than 80%. We believe that the concentration in the steel shaft market is due to the high barriers to entry created by the technical expertise and capital investment necessary to participate in the market as well as the customized manufacturing process required for the production of premium steel shafts. The production of graphite shafts is less capital intensive and requires less technical expertise. Although recently there has been some consolidation among graphite shaft manufacturers, the graphite shaft industry is fragmented, with the top five market participants representing approximately 50% of the worldwide market in 2004. We believe that the relatively lower barriers to entry account for this fragmentation.

We believe that from 1991 to 1995, graphite shafts gained share in the overall shaft market due to the light-weight, vibration-damping characteristics of graphite shafts, particularly for longer-shafted, larger-headed woods. Since 1995, however, the development of vibration damping materials for steel shafts such as our Sensicore insert, along with the introduction of lighter weight steel alloys in products such as our Dynamic Gold SL and TX-90 shafts, have resulted in steel shafts that have the vibration damping and light-weight characteristics of graphite shafts together with the consistent performance and distance control qualities of steel shafts. We believe that these design improvements contributed to the growth in share of steel shafts in the overall shaft market from approximately 50% in 1995 to approximately 65% in 2004.

Products

We design, manufacture and market steel and graphite golf shafts, as well as a variety of high strength, high tolerance components for the hockey, bicycle and other recreational sports markets. Our proprietary shafts, which accounted for approximately 37% of our net sales in 2004, are custom designed, and frequently co-branded in partnership with our customers, to accommodate specific golf club head designs. As an example our proprietary models include co-branded products such as Callaway’s Memphis 10, Nike’s Speedstep, Ping’s JZ and ZZ Lite and Wilson’s Fat Shaft. Our branded products with the True Temper and/or Grafalloy names and designs are typically sold to golf club original equipment manufacturers, distributors and various custom club assemblers, and are used to either assemble new clubs or to replace the shafts in existing clubs.

 Steel Golf Shafts.  We manufacture a wide range of steel golf shaft lines with unique design features and performance characteristics. Our steel golf shafts can be divided into the following two major product categories:

(1)                                  Premium steel shafts; and

(2)                                  Commercial grade steel shafts.

Premium steel shafts, such as our Dynamic Gold, Dynamic Gold SL and TX-90 product lines, are high performance products with tighter design tolerances and quality specifications that sell for higher average selling prices and generate higher profit margins than commercial grade steel shafts. Our commercial grade steel shafts are manufactured to a different specification and sell for a lower average selling price to original equipment manufacturers who produce and sell opening price point golf club sets, typically to entry-level players who purchase their products through mass channel retail stores.

 Graphite Golf Shafts.  We manufacture a wide range of graphite golf shaft lines, which are offered in a variety of weights, torques and flexes. Our graphite golf shafts are currently being played by over 100 touring professionals on the PGA, EPGA, LPGA, Champions and Nationwide Tours. Our graphite shafts are sold under the Grafalloy and True Temper brands. Similar to steel, graphite shafts can be placed in several categories of performance, quality and price. Most of the graphite golf shafts that we produce and sell are higher quality and higher priced premium grade shafts that are sold to golf equipment distributors, and to original equipment manufacturers for their custom product offerings.

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

 Performance Sports Products.  We also manufacture and sell a wide variety of high performance components for the bicycle, hockey and other recreational sports markets. In 2004, we sold our performance sports products to a broad range of original equipment manufacturers and distributors.

Customers

We maintain long-standing relationships with a highly diversified customer base. We are a leading supplier of shafts to the top domestic golf club original equipment manufacturers and distributors, including Callaway, Cleveland, Golfsmith, Golf Works, Mizuno, Nike, Ping, TaylorMade, Titleist, and Wilson. In 2004, we had in excess of 600 customers, including approximately 540 golf club manufacturers/retailers and approximately 80 distributors.

For many years we have maintained a broad and diversified customer base in the golf equipment market. In 2004, our top ten customers represented approximately 68% of our net sales, and our top customer accounted for approximately 13% of our net sales.

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

We believe that our share of the worldwide steel shaft market was approximately 68% in 2004 and that our share is more than three times greater than the share of the next largest market participant. We believe that we compete primarily with four other steel golf shaft manufacturers: Royal Precision, Inc., a domestic based premium steel shaft manufacturer, Far East Machinery Co., Ltd., located in Taiwan which produces commercial grade products, Nippon Shaft Co., Ltd., a Japanese manufacturer of premium products, and Summit Sports World Wide Co., Ltd. which produces limited volumes of commercial grade steel shafts.

Unlike steel, the graphite shaft manufacturing industry is highly fragmented with a large number of suppliers selling to only a few customers. We believe there are over 50 graphite shaft manufacturers worldwide. A few of these companies reside in North America and many are located in Far East Asia. We do not believe that there are any graphite suppliers currently with a market share in graphite that is comparable to the market share we have in steel. We believe we are one of the five largest producers of branded premium grade graphite shafts in the world and we estimate that our market share is approximately 8%. Our major competitors in the premium grade branded graphite shaft market include Aldila, Inc., United Sports Technologies, Inc., Graphite Design International, and Fujikura Composites.

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

Using state of the art technology, we generate a design which is then analyzed by computer for stiffness and strength properties. Our research and development efforts focus on technology development and new materials as an essential precursor to successful new product development. Our design research focuses on improvements in shaft aesthetics since cosmetic appearance has become increasingly important to customers. To supplement our design and development we employ extensive testing that includes laboratory durability and stress tests, robotic testing, extensive ball flight/trajectory analysis and individual player evaluation.

In 2003, we opened a 14 acre test facility that enables us to better evaluate our products. We have our own private driving range where we perform qualitative player testing and quantitative mechanical testing with a Miya 5 swing robot. Our facility is designed with an Accushot data system which allows us to measure the distance and dispersion of each shot to provide an accurate assessment of product performance. Our facility also utilizes the newest, state of the art, Doppler radar system to track all aspects of ball flight and trajectory.  We believe that we are the only shaft manufacturer with our own driving range that is capable of this type of product testing.

In addition, our pursuit of strategic vendor alliances complement our abilities and needs, an approach which allows us to exploit technical capabilities beyond our own while minimizing the risk and investment required to enter the market with new products.

Research and development costs for the years ended December 31, 2004, 2003 and 2002 were $1.5 million, $1.5 million and $1.2 million, respectively.

Manufacturing

We believe that our manufacturing expertise and production capabilities enable us to respond quickly to customers’ orders and provide sufficient quantities on a timely basis. We believe that our investment in capital equipment and personnel training has helped us to establish a reputation as one of the leading manufacturers of steel and graphite shafts.

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

 Raw Materials.  We use several raw materials to produce steel golf shafts, including several steel alloys sourced from three primary vendors, nickel crowns and plating chemicals, Sensicore inserts and various sundry supplies, boxes and labels. Graphite shafts are produced with a variety of graphite fiber materials in both sheet and spool form that we source from several different vendors. In addition, graphite shafts are finished with a wide variety of paints, inks and heat transfer labels. We believe that there are adequate alternative suppliers of these materials and, therefore, we do not believe that we are dependent on any one supplier.

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

For example, we have maintained a strong presence among PGA Tour players, particularly since 1981, when we began sending our PGA Tour van to all major PGA events. The tour van functions as a golf club custom shop on wheels, visiting over 30 professional tour events during 2004. Typically, the van is located near the practice tee and lends technical support to the tour professionals while simultaneously promoting the True Temper and Grafalloy brands to representatives of original equipment manufacturers. In addition, we provide technical support to the players on the Champions, Nationwide and LPGA Tours as well as the European and Japanese PGA Tours.

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

Advertising and promotional costs for the years ended December 31, 2004, 2003 and 2002 were $3.5 million, $3.1 million and $3.6 million, respectively.

Distribution & Sales

We primarily sell our shafts to original equipment manufacturers, retailers and distributors. Typically, distributors resell our products to custom club assemblers, pro shops and individuals. Sales to golf club manufacturers/retailers accounted for approximately 85% of our net golf shaft sales in 2004, and sales to distributors represented approximately 15% of our 2004 net golf shaft sales.

We believe that we have one of the most experienced and respected sales staffs in the industry. Our sales and marketing department includes domestic sales managers, international sales managers, a customer service group and a team of design professionals who provide field support to our sales representatives. We believe that our international market presence, which comprised approximately 37% of our total 2004 net sales, provides an opportunity for future growth. We market our products in Japan, Europe, Australia and Southeast Asia and maintain a distribution operation in each region. Financial information by geographic segment is contained in Note 12 to the consolidated financial statements located elsewhere in this annual report.

Employees

As of December 31, 2004, we had 649 full-time employees, including 16 in sales and marketing, 40 in research, development and manufacturing engineering, 511 in production and the balance in administrative and support roles.

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

Intellectual Property

As of December 31, 2004, we held 40 patents worldwide relating to various products and proprietary technologies, including the Sensicore technology, and had 14 patent applications pending. We also hold numerous trademarks related to, among other things, our True Temper, Grafalloy and Alpha Q branded products. We do not believe that our competitive position is dependent solely on patent or trademark protection, or that our operations are dependent on any individual patent or trademark.

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

Like any manufacturer, we are subject to the possibility that we may receive notices of potential liability, pursuant to Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), commonly known as Superfund, or analogous state laws, for cleanup costs associated with onsite or offsite waste recycling or disposal facilities at which waste associated with our operations have allegedly come to be located. Liability under CERCLA is strict, retroactive and joint and several. To our knowledge, no notices involving any material liability are currently pending.

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

Our substantial indebtedness could adversely affect the financial health of our company. For example, it could:

•             make it more difficult for us to satisfy our obligations with respect to our 8 3/8% Senior Subordinated Notes due 2011;

•             increase our vulnerability to increases in interest rates because our secured credit facility, under which our indebtedness was $107.7 million as of December 31, 2004, is subject to a variable interest rate;

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

If any labor disruption or work stoppages affect our employees, the results of our operation could be adversely affected. At December 31, 2004, we employed approximately 649 full-time individuals. Of these, approximately 335 hourly employees at our Amory, Mississippi facility are represented by the United Steel Workers of America. We recently entered into a new collective bargaining agreement with the United Steel Workers of America which became effective on July 1, 2003 and will expire on June 30, 2007. Nevertheless, we may be subject to work stoppages or other labor disruptions in the future. If such events were to occur, our results of operations may be materially adversely affected.

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

Our profitability would be adversely affected if the operation of our Amory manufacturing plant were interrupted or shut down.

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

In 2003, we opened a graphite manufacturing facility in southern China in order to be able to produce our graphite shafts at a lower cost. We have since transitioned a large portion of our composite manufacturing capacity from the United States to China. As a result, we will be subject to potential political instability in China and trade conflict between the United States and China.

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

Our graphite shaft manufacturing operations in Southern California and China are dependent upon a consistent and affordable supply of electricity. If there is a prolonged shortage of electrical supply to these facilities and/or a significant increase in the cost of electrical power, we may need to temporarily or permanently close our graphite shaft operations, which could materially adversely affect our results of operations. In addition, our steel shaft manufacturing plant located in Mississippi relies upon a consistent and affordable supply of both natural gas and electrical power in order to conduct normal operations. If our Mississippi facility should experience a shortage in supply of either power source or a significant increase in cost, it could have a material adverse affect on our results of operations.

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

The patents we hold relating to certain of our products and technologies may not offer complete protection against infringement of our proprietary rights by others. As of December 31, 2004 we held 40 patents worldwide relating to various products and proprietary technologies, including the Sensicore technology, and had 14 patent applications pending. Patents may not be issued from the pending patent applications. Moreover, these patents may have limited commercial value or may not protect our products. Additionally, the U.S. patents that we hold do not preclude competitors from developing or marketing products similar to our products in international markets. We may infringe on others’ intellectual property rights. One or more adverse judgments with respect to these intellectual property rights could negatively impact our ability to compete and could adversely affect our business.

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

We may not be able to identify suitable acquisition candidates, and even if we do, we may not be able to acquire those candidates or successfully integrate their operations with ours.

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

Item 2.  Properties

Our administrative offices and manufacturing facilities currently occupy approximately 500,000 square feet. Our shafts are manufactured at separate facilities, a steel shaft facility located in Amory, Mississippi and composite graphite shaft facilities located in El Cajon, California and Guangzhou, China. In addition, we have a multi-material shaft assembly facility located in Olive Branch, Mississippi. Our executive offices are located in a leased facility in Memphis, Tennessee. The following table sets forth certain information regarding significant facilities operated by us as of December 31, 2004:

Facility	Location	Approx. Sq. Ft.		Owned/ Leased	Lease Expiration Date
Corporate Offices	Memphis, Tennessee	13,500		Leased	December 2005
Steel Shaft/Tubing Mfg.	Amory, Mississippi	335,000		Leased	January 2063(1)
Composite Shaft Mfg.	Guangzhou, China	59,000		Leased	March 2008
Composite Shaft Mfg.	El Cajon, California	45,907		Leased	October 2008
Building	Olive Branch, Mississippi	45,000		Owned	—
Test Facility	Robinsonville, Mississippi	1,000	(2)	Leased	March 2008

(1)          There are several leases covering the original land as well as the building at our Amory, Mississippi facility. The leases are structured with interim renewal periods of between 5 to 10 years, extending through January 2063. At the end of each of these renewal periods, we have the option to allow a lease to automatically renew or to not renew the lease.

(2)          Included with the leased space is 14 acres of land which we use as a driving range to assess various qualitative and quantitative tests on product performance.

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

There were no matters submitted to a vote of security holders during 2004.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

There is no public market for the Company’s equity securities. All of the Company’s capital stock is owned by True Temper Corporation.

The Company declared and paid dividends quarterly on its shares of common stock during fiscal 2003 and 2002 totaling $5.2 million and $27.1 million, respectfully.

Our various debt instruments impose restrictions on the payment of dividends by means of covenants. The Company was in compliance with all debt covenants as of December 31, 2004.

Item 6.  Selected Financial Data

Set forth below are our selected historical financial data for the five fiscal years ended December 31, 2004. The historical financial data were derived from our audited financial statements and the notes thereto (except ratio of earnings to fixed charges data), for which the December 31, 2004, 2003, and 2002 financial statements are included herein. As more fully described in Note 3 to the financial statements located elsewhere in this annual report, the Company went through a business combination on March 15, 2004. Accordingly, the following selected financial data is presented for both the predecessor and successor companies.

	Successor Company	Predecessor Company
	Period from March 15 to December 31,	Period from January 1 to March 14,	Year Ended December 31,
	2004	2004	2003	2002	2001	2000
	(Dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales	$78,120	$20,247	$116,206	$107,401	$111,083	$110,636
Gross profit	18,016	8,376	46,736	42,240	43,348	45,254
Selling, general and administrative expenses	9,520	3,635	14,747	13,578	14,963	16,899
Amortization of goodwill (1)	—	—	—	—	2,695	2,701
Amortization of intangible assets(2)	10,984	—	—	—	—	—
Impairment charge on long lived assets (3)	—	—	—	—	—	1,053
Business development, start-up costs and transition costs(4)	738	100	869	312	—	—
Restructuring charges	—	—	—	—	—	7
Transaction and reorganization expenses(5)	25	5,381	—	—	—	—
Loss on early extinguishment of long-term debt(5)	—	9,217	—	777	—	—
Operating income (loss)	(3,251)	(9,957)	31,120	27,573	25,690	24,594
Interest expense, net of interest income	13,491	2,498	13,017	12,236	12,660	13,693
Income tax (benefit) expense (6)	(6,350)	(2,845)	7,113	5,992	(11,539)	5,218
Net income (loss)	$(10,464)	$(9,608)	$10,858	$9,252	$24,571	$5,627
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital (7)	$25,324	$14,551	$15,372	$14,828	$14,748	$9,881
Total assets	355,422	178,057	179,616	183,380	189,330	175,888
Total debt (8)	232,725	106,030	113,730	124,730	116,522	118,448
Total stockholder’s equity	$101,330	$39,064	$48,793	$43,068	$61,303	$40,320
OTHER FINANCIAL DATA:
Cash from operating activities	$6,702	$2,982	$21,402	$19,903	$12,162	$20,607
Cash used in investing activities	(1,182)	(330)	(3,460)	(1,164)	(2,291)	(3,543)
Cash used in financing activities	(5,019)	(8,205)	(16,623)	(19,846)	(5,862)	(19,323)
Depreciation and goodwill amortization(9)	2,420	671	2,906	3,252	6,208	6,236
Capital expenditures	$1,232	$330	$3,460	$1,164	$2,001	$3,621
Ratio of earnings to fixed charges(10)	n/a	n/a	2.3x	2.2x	2.0x	1.8x

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

(2)          As of January 1, 2002 the Company adopted the provisions of SFAS No. 141, Business Combinations. This statement requires the identification and valuation of intangible assets acquired in a business combination. Identifiable intangible assets determined to have definitive lives must be amortized over those expected useful lives. Certain intangible assets with definitive lives were identified, and the amortization expense during the period from March 15, 2004 through December 31, 2004 relates to the amortization of these intangibles. See Note 3 to the financial statements included elsewhere in this annual report for further discussion.

(3)          Impairment charge on long-lived assets reflects the 2000 write-down of the roller hearth oven at the Company’s Amory, Mississippi manufacturing facility.

(4)          Reflects various start-up business expenses related to the opening of the Company’s composite manufacturing operation in southern China, and the related down-sizing costs incurred at the Company’s El Cajon California facility. For a more complete discussion of business development and start-up costs see Note 2(j) to the financial statements included elsewhere in this annual report.

(5)          On January 30, 2004, TTS Holdings LLC, a new company formed by Gilbert Global Equity Partners, L.P. and its affiliated funds (“Gilbert Global”), entered into a stock purchase agreement with the Company’s direct parent company, True Temper Corporation, pursuant to which TTS Holdings LLC and certain of the Company’s senior management purchased all of the outstanding shares of True Temper Corporation. In connection with this acquisition, and effective on March 15, 2004, the Company repaid all of its outstanding 2002 senior credit facility, redeemed all of its 10 7/8% senior subordinated notes due 2008, and made certain payments of the net remaining equity of the predecessor company to the selling shareholders. These payments were financed with the net proceeds of a new senior credit facility and new 8 3/8% senior subordinated notes due 2011. As a result of this transaction, the Company incurred certain expenses for legal, investment banking and other matters; and also recognized a loss on early extinguishment of its 10 7/8% senior subordinated notes due 2008. See Note 3 to the financial statements included elsewhere in this annual report for further discussion.

(6)          The 2001 income tax benefit reflects the elimination of the $17,600 valuation allowance.

(7)          Working capital includes current assets less current liabilities, excluding cash and cash equivalents.

(8)          Total debt includes both the current and long-term portions of debt and capital lease obligations.

(9)          Depreciation and goodwill amortization (goodwill amortization for years prior to 2002) excludes amortization of intangible assets and amortization of deferred financing cost.

(10)    Earnings in 2004 were insufficient to cover fixed costs.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE MORE DETAILED INFORMATION IN THE AUDITED FINANCIAL STATEMENTS, INCLUDING THE RELATED NOTES, APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

Company Overview

We are a wholly owned subsidiary of True Temper Corporation (“TTC”) and a leading designer, manufacturer and marketer of both steel and composite graphite golf shafts for original equipment manufacturers and distributors in the golf equipment industry. In addition, we produce and sell a variety of performance sports products that offer high strength and tight tolerance components produced with steel alloys and composite carbon fiber graphite materials for the bicycle, hockey and other recreational sports markets. In 2004, golf shaft net sales represented 94% of total net sales, and performance sports net sales represented 6%.

Purchase Agreement for True Temper Corporation

On January 30, 2004, TTS Holdings LLC, a new company formed by Gilbert Global Equity Partners, L.P. and its affiliated funds (“Gilbert Global”), entered into a stock purchase agreement with the Company’s direct parent company, True Temper Corporation (“TTC”), pursuant to which TTS Holdings LLC and certain of the Company’s senior management purchased all of the outstanding shares of TTC (“Gilbert Global Acquisition”). In connection with this acquisition, and effective on March 15, 2004, the Company repaid all of its outstanding 2002 senior credit facility, redeemed all of its 10 7/8% senior subordinated notes due 2008, and made certain payments of the net remaining equity of the predecessor company to the selling shareholders. These payments were financed with the net proceeds of a new senior credit facility and new 8 3/8% senior subordinated notes due 2011.

The Gilbert Global Acquisition was accounted for by the Company’s parent company using the purchase method of accounting. As the Company is a wholly owned subsidiary of True Temper Corporation, the Company has “pushed down” the effect of the purchase method of accounting to these financial statements. The Company’s financial statements and accompanying notes, shown in Item 8 of this annual report, present the historical cost basis results of the Company as “predecessor” through March 14, 2004, and the results of the Company as “successor” from March 15, 2004 through December 31, 2004, accordingly, certain elements of the successor company presentation are not comparable to the predecessor company due to the different basis of accounting.

For purposes of the following discussion, contained in Item 7 and 7A, regarding the Company’s results of operations and cash flow, the Company has combined the results of the predecessor and successor companies in order to compare the results to the prior year. Material variances caused by the different basis of accounting have been disclosed where applicable.

Year in Review – 2004

The past year was a challenging one for the golf industry in general, and for True Temper specifically. Several factors contributed to an overall decline in our revenue of approximately 15%. These issues are addressed more specifically in the following paragraphs, but the key drivers during 2004 centered around a build up of inventory throughout the distribution channel, and a scale back of the anticipated new product launches by golf club manufacturers into the retail market. These factors, combined with an active hurricane season that had a detrimental effect on golf in the key southeastern region, provided a significant headwind for us throughout the mid to later part of the year.

As we saw this decline in revenue developing on the top line, we took the necessary cost control initiatives in all areas of the Company. Our actions enabled us to deliver profitability on the lower sales base that was relatively close to our historical averages as a percentage of sales, after adjusting for purchase accounting related transactions.

In addition, during 2004 we completed the transition of substantially all of our composite golf and performance sports production from our El Cajon, California plant to our recently opened manufacturing facility in

Guangzhou, China. The transition went according to plan, and we are now well positioned for growth in our composite businesses.

Outlook for 2005

In 2005, we plan to expand and enhance our position within the golf market and grow our presence in the performance sports markets for hockey sticks and high end bicycle components.

In keeping with this plan we have recently developed and launched several new products for 2005, including:

•                  Dynamic Gold SL, a steel golf shaft with the same playing characteristics as our original Dynamic Gold, but with a 20% reduction in weight;

•                  Prototype Comp NT, a graphite golf shaft which combines the new nano-technology with our Blue tip technology for a stronger, more consistent carbon fiber alignment;

•                  ProLaunch Irons, an extension of our successful driver shaft program into the graphite iron category.

In addition, we continue to develop and introduce new carbon fiber hockey and bicycle components to drive revenue growth in this segment of our business. For 2005 we have also installed a complete titanium tube production line, capable of manufacturing double butted titanium bicycle frame sets.

As noted above, we opened our China golf shaft manufacturing facility in 2004, and we believe this lower cost base will enable us to more effectively penetrate the mid-level graphite shaft market in 2005. This is a market segment that has not been available to us in the past, and we feel that we can now profitably increase our marketshare in graphite golf by targeting customers and product lines in this segment.

In addition to these internal growth and profitability drivers, we believe that the overall industry’s inventory position is better now than during 2004, and we anticipate a higher number of new product launches from major original equipment manufacturers during 2005 when compared to the prior year. These industry factors should also provide a vehicle for growth at True Temper during 2005.

Although we expect that these internal and external factors will favorably benefit our business, such outcomes are subject to uncertainties and unforeseeable factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. For instance, the recent trend toward shorter lead times in our customers’ ordering patterns has continued, and has reduced our ability to predict future sales. Although we believe that our expectations are reasonable, we do not know whether our expectations will prove correct. Our actual future results may vary materially as a result of various risks and uncertainties, including but not limited to, a reduction in discretionary consumer spending, risks relating to our international expansion, including our unfamiliarity with foreign laws and regulations and generally unfavorable political conditions in the international markets in which we seek to expand, and a general downturn in the economy. See Item 1 “Risks Associated with Forward Looking Statements.”

Results of Operations

The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

	Predecessor Company	Successor Company	Combined Company	Predecessor Company	Predecessor Company
	Period from January 1 to March 14, 2004	Period from March 15 to December 31, 2004	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.6	76.9	73.2	59.8	60.7
Gross profit	41.4	23.1	26.8	40.2	39.3
Selling, general and administrative expenses	18.0	12.2	13.4	12.7	12.6
Amortization of intangible assets	—	14.1	11.2	—	—
Business development, start-up and transition costs	0.5	0.9	0.9	0.7	0.3
Transaction and reorganization expenses	26.6	—	5.5	—	—
Loss on early extinguishment of debt	45.5	—	9.4	—	0.7
Operating income (loss)	(49.2)	(4.2)	(13.4)	26.8	25.7
Interest expense, net of interest income	12.3	17.3	16.3	11.2	11.4
Other expenses, net	—	0.1	0.1	0.1	0.1
Income (loss) before income taxes	(61.5)	(21.5)	(29.8)	15.5	14.2
Income tax (benefit) expense	(14.1)	(8.1)	(9.3)	6.1	5.6
Net income (loss)	(47.5)%	(13.4)%	(20.4)%	9.3%	8.6%

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Net sales for 2004 decreased $17.8 million, or 15.4%, to $98.4 million from $116.2 million in 2003. Net sales of golf shafts decreased by $17.4 million to $92.3 million in 2004 from $109.8 million in 2003. This decline in sales is driven by several factors which include:

•      An overall reduction of major new club introductions during 2004, as many original equipment manufacturers (“OEMs”) repositioned their launch plans for 2005 in light of the year’s market conditions;

•      Continued declines in shipments of certain products into the retail market, and discounting programs intended to clear the excess inventory of existing products through the distribution channel;

•      A temporary shift in product mix within the Company’s premium steel shaft category, which caused a modest decline in the Company’s average selling price; and

•      A decline in the Company’s graphite unit volume driven by weaker retail sell-through and demand from some of the Company’s major OEM partners.

During the second half of 2004, it also became apparent that the inventory levels in the distribution channel were somewhat larger than once thought, as the extensive channel clearing continued through year-end. In addition, the OEM product launch delays the Company was experiencing in the first half of the year became even more extended. In some cases they were repositioned as spring 2005 launches. The golf industry was also impacted by severe weather related events across the United States.

The Company believes that these unfavorable market dynamics are not isolated to individual customers or distribution channels, as sales to top OEM and golf distributors are flat to down at the majority of the Company’s key accounts.

Performance sports net sales decreased by $0.5 million to $6.0 million in 2004 from $6.5 million in 2003. This decline was driven primarily by a sales reduction in our hockey category as we continued to develop our product line and customer base in this new market.

Net sales to our international customers remained relatively flat compared to 2003 at $36.5 million. Net sales to our international customers as a percentage of total net sales increased to 37.1% in 2004 compared to 31.5% in 2003. This increase was driven by improved foreign currency exchange rates in Japan, the United Kingdom and Australia, and an increase in units shipped into Southeast Asia as major OEM’s continue to locate a portion of their golf club assembly in that region. These positive factors were somewhat offset by a decline in the unit sales volume in the United Kingdom as they experienced similar market factors as described above for the Company’s overall golf sales.

Gross Profit for the year decreased $20.3 million, or 43.5%, to $26.4 million in 2004 from $46.7 million in 2003. Gross profit as a percentage of net sales decreased to 26.8% from 40.2% the prior year.

As a result of the application of purchase accounting to record the Gilbert Global Acquisition the Company increased the value of inventory, to reflect its estimated fair value at the date of acquisition, by $11.7 million which was subsequently reflected in cost of sales corresponding with the related subsequent sales activity during 2004. This inventory fair value adjustment and related recognition in cost of sales is a non-cash transaction and affects only the 2004 results of operations. The following two paragraphs describe the gross profit results of the Company excluding the impact of this purchase accounting adjustment.

Gross Profit for the year decreased $8.7 million, or 18.6%, to $38.1 million in 2004 from $46.7 million in 2003. Gross profit as a percentage of net sales decreased to 38.7% from 40.2% the prior year. The Company’s gross profit margin decreased as a result of several factors, including (i) an increase in the cost of raw materials and natural gas, (ii) continued escalation in the cost of employee healthcare benefits, (iii) the unfavorable impact of certain fixed costs in the Company’s manufacturing facilities spread over a reduced unit volume, and (iv) an unfavorable product mix shift in the Company’s premium steel shaft category. These factors were somewhat offset by the favorable impact of (i) improved foreign currency exchange rates, (ii) increased selling prices on branded and other products, (iii) favorable operating improvements from productivity programs at the Company’s manufacturing facilities, and (iv) the impact of cost control actions initiated during 2004 in response to the softness on the revenue line.

In the second quarter of 2003 the Company paid a ratification bonus of $0.7 million to the hourly employees represented by the United Steelworkers of America related to a new four year collective bargaining agreement effective July 1, 2003. Excluding the impact of this ratification bonus, gross profit as a percentage of net sales would have decreased to 38.7% in 2004 from 40.8% in 2003.

Selling, General and Administrative (“SG&A”) Expenses for the year decreased approximately $1.6 million, or 10.8%, to $13.2 million in 2004 from $14.7 million in 2003. As a percentage of net sales, selling, general and administrative expenses increased to 13.4% in 2004 from 12.7% the prior year. The decrease in total SG&A spending during 2004 resulted primarily from cost control actions initiated in response to the softness on the revenue line.

Amortization of Intangible Assets in 2004 was $11.0 million. Intangible assets were acquired in connection with the Gilbert Global Acquisition. Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.

Business Development, Start-Up Costs and Transition Costs remained relatively flat compared to 2003. In 2003 and 2004 these costs represent various start-up business expenses related to the opening of the Company’s composite manufacturing operation in Southern China, and the related down-sizing costs incurred at the Company’s El Cajon, California facility.

Transaction and Reorganization Expenses for the year were $5.4 million, and were incurred in conjunction with the sale and purchase agreement for TTC which closed on March 15, 2004. These transaction related expenses include (i) investment banking merger and acquisition fees, (ii) legal fees, and (iii) other incidental costs and expenses related to the sale of TTC. No such transaction and reorganization expenses were incurred during 2003.

Loss on Early Extinguishment of Long-Term Debt for the year was $9.2 million.  The costs recorded as loss on the early extinguishment of long term debt include (i) the write-off of the remaining deferred financing costs related to the Company’s 108 7/8% senior subordinated notes and the Company’s 2002 senior credit facility, and (ii) the early extinguishment call premium and related interest the Company incurred when it redeemed the 10 7/8% senior subordinated notes on March 15, 2004.  No long-term debt was extinguished during 2003.

Operating Income in 2004 decreased by $44.3 million, to a loss of $13.2 million compared to income of $31.1 million in 2003.  Operating income as a percentage of net sales decreased to a loss of 13.4% in 2004 from income of 26.8% in 2003.  This decrease reflects the profit impact of the items described above.

Excluding the impact of the inventory purchase accounting adjustment, amortization of intangible assets, transaction and reorganization expenses and the loss on early extinguishment of long-term debt in 2004 as well as the 2003 ratification bonus, operating income would have decreased approximately $7.7 million, or 24.3%, to $24.1 million from $31.8 million in 2003.  Operating income as a percentage of net sales would have decreased to 24.5% in 2004 from 27.4% in 2003.

Interest Expense for the year increased by $3.0 million, to $16.0 million in 2004 from $13.0 million in 2003.  This increase was driven primarily by the increase in outstanding principal amounts of variable rate bank debt and fixed rate bonds, offset somewhat by a decrease in interest rates on both the variable and fixed rate debt between periods.

Income Tax expense decreased by $16.3 million, to a $9.2 million benefit in 2004 from $7.1 million expense in 2003.  This decrease was driven primarily by the pretax expenses recorded as a result of the transaction and reorganization on March 15, 2004.  The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.  For the period from January 1, 2004 through March 14, 2004 the effective tax rate also differs due to the nondeductible nature of a portion of transaction and reorganization expenses.

Net Income in 2004 decreased by approximately $30.9 million, to a loss of $20.1 million from income of $10.9 million in 2003, and reflects the impact of the changes described above.

Excluding the impact of the inventory purchase accounting adjustment, amortization of intangible assets, transaction and reorganization expenses and the loss on early extinguishment of long-term debt in 2004 as well as the 2003 ratification bonus, net income in 2004 would have decreased by approximately $6.4 million to $4.9 million from $11.3 million in 2003.

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

Business Development, Start-Up Costs and Transition Costs in 2003 were $0.9 million.  This amount is comprised of travel, professional and legal fees, personnel recruiting and compensation, facility rent, shipping and installation of equipment, and other start up business costs relating to opening a composite manufacturing operation in

Southern China, which are expensed as incurred.  These costs increased compared to the prior year as we hired local personnel, initiated rental payments, and began incurring costs incidental to initial training and operations.

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

Interest Expense for the year increased by $0.8 million, to $13.0 million in 2003 from $12.2 million in 2002.  The increase was generated from a higher average outstanding balance of our term bank debt between periods partially offset by the lower weighted average interest rates on our variable rate debt between years.  At the end of 2002, we restructured our consolidated debt for both us and our parent company, TTC, by entering a the 2002 bank credit facility loan agreement for us and using the proceeds to issue dividends to TTC, which TTC then used to retire principal amounts on TTC’s outstanding senior discount notes.

Income Tax expense increased by $1.1 million, to $7.1 million in 2003 from $6.0 million in 2002.  The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.

Net Income for the year 2003 increased to $10.9 million from $9.3 million in 2002, and reflects the impact of the changes described above.

Liquidity & Capital Resources

The following table shows cash flow activity by source.  Discussion of cash flow activity is noted below.

	2004	2003
Net cash provided by operating activities	$9,684	$21,945
Net cash used in investing activities	$(1,512)	$(3,460)
Net cash used in financing activities	$(13,224)	$(16,623)

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

In addition, the Company had $99.7 million in 10 7/8% Senior Subordinated Notes Due 2008 (the “108 7/8% Notes”).  The 10 7/8% Notes required cash interest payments each June 1 and December 1, beginning June 1, 1999.  The 10 7/8% Notes were redeemable at the Company’s option, under certain circumstances and at certain redemption prices, beginning December 1, 2003.

As part of the Gilbert Global Acquisition the Company entered into a new senior credit facility (the “2004 Senior Credit Facility”) which includes a $20.0 million non-amortizing revolving credit facility and a $110.0 million Term B loan (as amended from time to time).  The term loan requires cash interest payments and quarterly principal payments beginning June 30, 2004 and continuing through March 15, 2011.

Also in conjunction with the Gilbert Global Acquisition the Company issued new 8 3/8% Senior Subordinated Notes due 2011 (the “8 3/8% Notes”).  The 8 3/8% Notes require cash interest payments each March 15th and September 15th commencing on September 15, 2004.  The 8 3/8% Notes are redeemable at the Company’s option, under certain circumstances and at certain redemption prices, beginning March 15, 2008.

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

On September 24, 2004 the Company executed an amendment to its 2004 Senior credit Facility (the “Amendment”).  The Amendment was approved by the Company, Credit Suisse First Boston acting as administrative agent and collateral agent, and by a majority of the lenders who were party to the 2004 Senior Credit Facility on such date.  The Amendment provided adjustments to certain specified financial ratios and tests included in the 2004 Senior Credit Facility.  As part of the Amendment, the margin adder on LIBOR based loans was increased from 2.50% to between 2.75% and 3.00%, depending on financial ratios, beginning September 24, 2004 and continuing through December 31, 2005.  At December 31, 2004 the Company was in compliance with all of the covenants in both the 2004 Senior Credit Facility and the 8 3/8% Notes.

Discussion of Cash Flows for Years Ended December 31, 2004 and 2003

Cash provided by operating activities declined $12.3 million between periods, as net income declined due to the lower net sales during 2004.  In addition, the Company built inventory to facilitate the transition of graphite golf shaft production from its El Cajon, California facility to its newly established plant in Guangzhou, China, as well as in anticipation of stronger sales in future periods.

We used $1.5 million of cash to invest in property, plant and equipment in 2004, compared to the $3.5 million spent in 2003.

The Company used $13.2 million of net cash for financing activities in 2004 as compared to $16.6 million in 2003.  The 2004 activity included the proceeds from issuing the 2004 Senior Credit Facility and the proceeds from issuing the 8 3/8% Notes.  These proceeds, plus cash generated from operations during the first quarter, and cash on hand at the beginning of 2004 were used to (i) repay the outstanding principal and interest on the Company’s 2002 Senior Credit Facility, (ii) to redeem and repay the 108 7/8% Notes including their accrued and unpaid interest and early redemption call premium, (iii) to pay for debt issuance costs on the 2004 Senior Credit Facility and the 8 3/8% Notes, (iv) to pay for transaction and reorganization expenses, and (v) to issue a dividend to the Company’s parent company, TTC.

In the third quarter of 2004, the Company repaid $2.3 million of principal on its 2004 Senior Credit Facility.  The $2.3 million principal repayment included $0.3 million of mandatory payments and $2.0 million of voluntary prepayments.  As a result of this voluntary prepayment, the Company has no mandatory quarterly principal payments for the twelve month period following the date of the voluntary prepayment on September 24, 2004.

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

In 2003, we repaid $11.0 million of principal on our 2002 bank credit facility.  In 2002, we repaid the remaining $16.5 million principal balance of our 1998 bank credit facility.  Effective December 31, 2002, we refinanced our 1998 bank credit facility as more fully described in Note 7 to our consolidated financial statements located elsewhere in this annual report.  Under the terms of our 2002 bank credit facility, we are required to pay $4.5 million in scheduled principal payments during 2004.

In 2003, we declared and made four quarterly dividends to our parent company, TTC, totaling $5.2 million.  These funds were used by our parent company to make quarterly interest payments on its senior discount notes, and to voluntarily repay a portion of the principal totaling $4.0 million.  In 2002, we declared and paid dividends to our parent company of $27.1 million to make quarterly interest payments on its senior discount notes and to voluntarily repay a portion of the outstanding principal.

In addition, in the first quarter of 2002, we repurchased $0.3 million of our existing notes in an open market repurchase program.

The following table reflects the Company’s contractual cash obligations for long-term debt and capital and operating leases as of December 31, 2004.

	Total	2005	2006 through 2007	2008 through 2009	Thereafter
Long-Term Debt(1)	$232.7	$0.5	$2.2	$2.2	$227.8
Operating Leases	3.0	1.1	1.4	0.5	—
Purchase Commitments (2)	$0.3	$0.3	—	—	—
Total(3)	$236.0	$1.9	$3.6	$2.7	$227.8

(1)                                  Our long-term debt agreements contain customary change of control provisions that could, under certain circumstances, cause accelerated debt repayment.

(2)                                  Amount represents the purchase commitments of natural gas and nickel used in the manufacture of steel golf shafts at our Amory, Mississippi facility.

(3)                                  This table does not include our future obligations related to the funding of our pension benefits.

In addition to the debt service obligations for principal and interest payments, our liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment.  We intend to fund our current and long term working capital, capital expenditure and debt service requirements through cash flow generated from operations.  However, since there can be no assurance of future performance, as of December 31, 2004 we have the $20.0 million revolving credit facility available for future cash requirements.  The maximum amount we may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the 2004 Senior Credit Facility.  See Note 7 to our consolidated financial statements located elsewhere in this annual report for further discussion of the 2004 Senior Credit Facility issued on March 15, 2004.

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

Nonetheless, as noted in our earlier disclosure regarding the changes in gross profit, we have experienced an increase in the cost of natural gas used for our steel plant operations in Amory, Mississippi.  Based upon current market prices and purchases of natural gas contracts for 2005, we expect natural gas costs to be flat to up slightly in 2005.

In addition, during 2004, we recognized an increase in insurance premiums for our employee health benefits coverage.  The health insurance premiums for one of our plans, covering a majority of our employees, increased consistent with the overall national average or healthcare coverage.  We expect that our increases in health benefit costs will again equal the national average in 2005.

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

Impact of Recently Issued Accounting Standards

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which will affect income statement classification of gains and losses from extinguishment of debt.  Statement 145 considers extinguishment of debt a risk management strategy by the reporting entity and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB 30. Statement 145 is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged.  We elected to adopt Statement 145 as of January 1, 2002, and as such our loss on the early extinguishment of debt in 2002 was recorded as a component of operating income.  We did not extinguish debt in 2001.

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

In December 2004, the FASB issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123(R)”).  Statement 123(R) replaces FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  Statement 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or the liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award.  Statement 123(R) is effective as of the beginning of the first interim reporting period that begins after June 15, 2005.  The Company does not believe the adoption of Statement 123(R) will have a material impact on the company’s consolidated financial condition or results of operations taken as a whole.

Risks Associated with Forward-Looking Statements

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The table below provides information about our debt obligations as of December 31, 2004 that are sensitive to changes in interest rates.  The table presents cash flows and related weighted average interest rates by expected maturity dates (dollars in millions).

	Expected Maturity Date
LONG TERM DEBT	2005	2006	2007	2008	2009	Thereafter	Total
Fixed Rate 8 3/8% Senior Subordinated Notes	$—	$—	$—	$—	$—	$125.0	$125.0
Average Interest Rate						8.38%	8.38%
Variable Rate Senior Credit Facility	$0.5	$1.1	$1.1	$1.1	$1.1	$102.8	$107.7
Average Interest Rate (a)							5.43%

(a)          Variable rate long-term debt is comprised of term loans under the 2004 Senior Credit Facility, which provides for interest at our option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 2.00%, or (2) under a LIBOR option with a borrowing spread of LIBOR plus 2.50% to 3.00%, depending on certain financial ratios.

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

Assuming a hypothetical 10% adverse change in all foreign currencies, with the resulting functional currency gains and losses translated into U.S. dollars at the spot rate, the loss in fair value of exchange contracts held on December 31, 2004, would be $0.6 million.  Those losses would be offset, in part, by gains on the underlying receivables and cash being hedged.  See note 2(h) to our consolidated financial statements located elsewhere in this annual report for further discussion of foreign currencies.

Commodity Risk

We have some exposure to risks associated with fluctuations in prices for commodities such as nickel and natural gas which are used to manufacture our products.  Nickel is used in the plating of steel golf shafts, and natural gas is used as an energy source primarily in our steel manufacturing operations.  In some cases we will purchase contracts to lock in prices for both nickel and natural gas to be delivered anywhere from one to twenty-four months from the date the contract is consummated.  As of December 31, 2004 we held either under contract or have purchased approximately 10% of our expected 2005 usage of natural gas, and none of our expected 2005 usage of nickel.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors
True Temper Sports, Inc.

We have audited the accompanying consolidated balance sheets of True Temper Sports, Inc. (the Company) as of December 31, 2004 and the related consolidated statement of operations, stockholder’s equity and comprehensive income, and cash flows for the period from March 15, 2004 to December 31, 2004.  We have also audited the consolidated balance sheet of the predecessor of the Company (the Predecessor) as of December 31, 2003 and the related consolidated statements of operations, stockholder’s equity and comprehensive income for the period from January 1, 2004 to March 14, 2004 and for the years ended December 31, 2003 and 2002.  In connection with our audit of the consolidated financial statements, we also audited the accompanying financial statement schedule.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of True Temper Sports, Inc. as of December 31, 2004 and the results of their operations and their cash flows for the period from March 15, 2004 to December 31, 2004 and the financial position of the Predecessor as of December 31, 2003 and the results of their operations and their cash flows for the period from January 1, 2004 to March 14, 2004 and for the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company’s consolidated financial statements reflect the effect of the purchase method of accounting, which is a different basis of accounting than the Predecessor’s consolidated financial statements, which are reflected on a historical cost basis.  Therefore, the Company’s consolidated financial statements are not comparable to the Predecessor’s consolidated financial statements.

/s/ KPMG LLP

Memphis, Tennessee
March 23, 2005

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Successor Company	Predecessor Company
	Period from March 15 To December 31,	Period from January 1 To March 14,	For the Year Ended December 31,
	2004	2004	2003	2002
NET SALES	$78,120	$20,247	$116,206	$107,401
Cost of sales	60,104	11,871	69,470	65,161
GROSS PROFIT	18,016	8,376	46,736	42,240

Selling, general and administrative expenses	9,520	3,635	14,747	13,578
Amortization of intangible assets	10,984	—	—	—
Business development, start-up costs and transition costs	738	100	869	312
Transaction and reorganization expense	25	5,381	—	—
Loss on early extinguishment of long-term debt	—	9,217	—	777
OPERATING INCOME (LOSS)	(3,251)	(9,957)	31,120	27,573

Interest expense, net of interest income	13,491	2,498	13,017	12,236
Other expenses, net	72	(2)	132	93
INCOME (LOSS) BEFORE INCOME TAXES	(16,814)	(12,453)	17,971	15,244

Income tax (benefit) expense	(6,350)	(2,845)	7,113	5,992
NET INCOME (LOSS)	$(10,464)	$(9,608)	$10,858	$9,252

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	Successor Company	Predecessor Company
	December 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,337	$8,389
Receivables, net	14,578	15,612
Inventories	21,910	15,656
Deferred financing costs	1,449	651
Prepaid expenses and other current assets	2,084	1,620
Total current assets	43,358	41,928

Property, plant and equipment, net	13,407	15,026
Goodwill, net	150,883	71,506
Intangible assets, net	146,266	—
Deferred tax assets, net	—	47,902
Deferred financing costs, net	6,504	2,348
Other assets	407	906
Total assets	$360,825	$179,616

LIABILITIES & STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$545	$4,500
Accounts payable	4,356	4,992
Accrued expenses and other current liabilities	9,796	8,675
Total current liabilities	14,697	18,167

Deferred tax liability, net	5,403	—
Long-term debt, net of current portion	232,180	109,230
Other liabilities	7,215	3,426
Total liabilities	259,495	130,823

STOCKHOLDER’S EQUITY
Common stock — par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	111,943	40,326
Retained earnings (accumulated deficit)	(10,464)	8,796
Accumulated other comprehensive loss, net of taxes	(149)	(329)
Total stockholder’s equity	101,330	48,793
Total liabilities and stockholder’s equity	$360,825	$179,616

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC.

Predecessor Company

(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED STATEMENTS OF

STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

			Additional Paid In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Par Value				Total
Balance at December 31, 2001	100	$—	$40,326	$20,977	$—	$61,303

Net income	—	—	—	9,252	—	9,252
Minimum pension liability, net of taxes	—	—	—	—	(403)	(403)
Comprehensive income, net of taxes						8,849
Dividends declared to parent company	—	—	—	(27,084)	—	(27,084)
Balance at December 31, 2002	100	$—	$40,326	$3,145	$(403)	$43,068

Net income	—	—	—	10,858	—	10,858
Minimum pension liability, net of taxes	—	—	—	—	(118)	(118)
Mark to market adjustment on derivative instruments, net of taxes	—	—	—	—	192	192
Comprehensive income, net of taxes						10,932
Dividends declared to parent company	—	—	—	(5,207)	—	(5,207)
Balance at December 31, 2003	100	$—	$40,326	$8,796	$(329)	$48,793

Net loss for the period from January 1, 2004 through March 14, 2004	—	—	—	(9,608)	—	(9,608)
Mark to market adjustment on derivative instruments, net of taxes	—	—	—	—	(121)	(121)
Comprehensive loss, net of taxes						(9,729)
Balance at March 14, 2004	100	$—	$40,326	$(812)	$(450)	$39,064

See accompanying notes to consolidated financial statements.

			Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Par Value				Total
Initial capitalization and acquisition of Predecessor Company at March 15, 2004	—	$—	$112,715	$—	$—	$112,715
Subsequent adjustment to initial capitalization for final working capital amount	—	—	(772)	—	—	(772)
Net loss for the period from March 15, 2004 through December 31, 2004	—	—	—	(10,464)	—	(10,464)
Minimum pension liability, net of taxes	—	—	—	—	(164)	(164)
Mark to market adjustment on derivative instruments, net of taxes	—	—	—	—	15	15
Comprehensive loss, net of taxes						(10,613)
Balance at December 31, 2004	100	$—	$111,943	$(10,464)	$(149)	$101,330

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Successor Company	Predecessor Company
	Period from March 15 To December 31,	Period from January 1 To March 14,	For the Year Ended December 31,
	2004	2004	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$(10,464)	$(9,608)	$10,858	$9,252
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,420	671	2,906	3,252
Amortization of deferred financing costs	1,034	109	632	697
Amortization of intangible assets	10,984	—	—	—
Inventory fair value adjustment recorded in cost of sales	11,663	—	—	—
Loss on disposal of property, plant and equipment	40	—	89	80
Transaction and reorganization expenses	25	5,381	—	—
Loss on early extinguishment of long-term debt	—	9,217	—	777
Deferred taxes	(6,432)	(2,898)	6,883	5,770
Changes in assets and liabilities, net of acquisitions:
Receivables, net	(255)	1,273	(529)	(1,624)
Inventories	(3,454)	(2,800)	(601)	(1,614)
Prepaid expenses and other assets	(463)	(68)	(422)	(115)
Accounts payable	(2,015)	1,379	(1,007)	1,609
Accrued interest	3,761	1,993	222	(25)
Other liabilities	(142)	(1,667)	2,371	1,844
Net cash provided by operating activities	6,702	2,982	21,402	19,903

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,232)	(330)	(3,460)	(1,164)
Proceeds from the sales of property, plant and equipment	50	—	—	—
Net cash used in investing activities	(1,182)	(330)	(3,460)	(1,164)

FINANCING ACTIVITIES
Proceeds from issuance of bank debt	110,000	—	—	25,000
Proceeds from issuance of Senior Subordinated Notes	125,000	—	—	—
Principal payments on bank debt	(2,275)	(7,700)	(11,000)	(16,504)
Repurchase of Senior Subordinated Notes	—	—	—	(270)
Premium paid to repurchase Senior Subordinated Notes	—	—	—	(12)
Principal payments on capital leases	—	—	—	(18)
Repay bank debt, including accrued interest	(6,335)	—	—	—
Call senior subordinated notes, including accrued interest and call premiums	(109,160)	—	—	—
Payment of debt issuance costs	(8,678)	—	(278)	(844)
Dividends paid	—	—	(5,207)	(27,084)
Distribution of net equity to selling shareholders	(102,518)	—	—	—
Transaction and reorganization expenses, including cash payments for direct acquisition costs	(10,805)	(463)	—	—
Other financing activity	(248)	(42)	(138)	(114)
Net cash used in financing activities	(5,019)	(8,205)	(16,623)	(19,846)
Net increase (decrease) in cash	501	(5,553)	1,319	(1,107)
Cash at beginning of period	2,836	8,389	7,070	8,177
Cash at end of year	$3,337	$2,836	$8,389	$7,070

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

On January 30, 2004, TTS Holdings LLC, a new company formed by Gilbert Global Equity Partners, L.P. and its affiliated funds (“Gilbert Global”), entered into a stock purchase agreement with the Company’s direct parent company, True Temper Corporation, pursuant to which TTS Holdings LLC and certain of the Company’s senior management purchased all of the outstanding shares of True Temper Corporation.  In connection with this acquisition, and effective on March 15, 2004, the Company repaid all of its outstanding 2002 senior credit facility, redeemed all of its 10 7/8% senior subordinated notes due 2008, and made certain payments of the net remaining equity of the predecessor company to the selling shareholders.  These payments were financed with the net proceeds of a new senior credit facility and new 8 3/8% senior subordinated notes due 2011.

This transaction was accounted for by the Company’s parent company using the purchase method of accounting.  As the Company is a wholly owned subsidiary of True Temper Corporation, the Company has “pushed down” the effect of the purchase method of accounting to these financial statements.  These financial statements and accompanying notes present the historical cost basis results of the Company as “predecessor company” through March 14, 2004, and the results of the Company as “successor company” from March 15, 2004 through December 31, 2004, accordingly, the successor company presentation is not comparable to the predecessor company presentation due to the different basis of accounting.  The financial statements have also been separated by a vertical dashed line into predecessor company and successor company results.

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

(c)                                  Trade Accounts Receivable

Trade receivables are net of allowance for doubtful accounts of $915 and $832 as of December 31, 2004 and 2003, respectively.

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

(f)                                    Property, Plant and Equipment

Property, plant and equipment is stated on a historical cost basis, net of accumulated depreciation.  Depreciation is provided over the estimated useful life of each asset using the straight-line method.  Leasehold improvements are amortized over the shorter of the useful life or the applicable lease term including option periods when appropriate.  In general the estimated useful lives for both predecessor and successor companies are as follows:

Asset Category	Life
Buildings	15–40 years
Furniture and office equipment	10–15 years
Machinery and equipment	8–15 years
Computers and related equipment	2–4 years
Leasehold improvements	6–15 years
Assets held for use — not currently used for production	8 years

(g)                                 Goodwill and Intangible Assets

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

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Company performed an assessment of whether there was an indication that goodwill is impaired as of the date of adoption.  To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002.  The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002.  To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired.  The Company was not required to perform the second step for any reporting unit, as the fair value of each reporting unit exceeded its carrying amount.  The Company’s policy is to test its reporting amount of goodwill for potential impairment on an annual basis in the Company’s fiscal fourth quarter or sooner if a goodwill impairment indicator is identified.  No goodwill impairment was identified during the Company’s 2004 testing.

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

True Temper recorded a gain in operations on foreign currency in the years ended December 31, 2004 and 2003 of $39 and $215, respectively.

The following table summarizes the contractual notional amounts of True Temper’s forward exchange contracts as of December 31, 2004 and 2003:

	Successor Company 2004	Predecessor Company 2003
Pound Sterling	$3,405	$2,937
Yen	1,761	5,951
Australian dollar	940	908
Total	$6,106	$9,796

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

(j)                                    Business development, start-up costs and transition costs

Costs associated with business development, start-up and transition costs are comprised, primarily, of costs related to opening a composite manufacturing operation in Guangzhou, China and the related down-sizing costs incurred at the Company’s El Cajon, California facility.  These costs include travel, consulting, legal and other professional services, personnel recruiting and compensation, facility rent and other start-up and related shutdown costs.  The costs are expensed as incurred and separately identified on the statement of operations as a component of operating income.

(k)                                Advertising and Promotional Costs

Advertising and promotional costs are accounted for in accordance with Statement of Position 93-7 “Reporting on Advertising Costs”, which requires that the cost of producing advertisements be expensed at the time of the first showing of the advertisement or as incurred.  True Temper’s policy is to expense costs associated with the production of advertising at the time of first showing of the advertisement.  Advertising and promotional costs primarily consist of trade show costs, media spots including print, radio and television, advertising production and agency fees, sponsorships, and product and promotional samples.  Advertising and promotional expense was $1,155 for the period January 1, 2004 through March 14, 2004, $2,314 for the period March 15, 2004 to December 31, 2004, and $3,106 and $3,555 for the years ended December 31, 2003 and 2002, respectively.  Certain of the Company’s customers participate in a cooperative advertising program where the Company agrees to reimburse these customers for a portion of their advertising costs that feature the Company’s product.  Cooperative advertising costs are shown as a reduction of sales.

(l)                                    Research and Development Costs

Costs associated with the development of new products and changes to existing products are expensed as incurred and are included in selling, general, and administrative expenses.  Research and development costs were $328 for the period January 1, 2004 through March 14, 2004, $1,180 for the period March 15, 2004 to December 31, 2004, and $1,501 and $1,194 for the years ended December 31, 2003 and 2002, respectively.

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

Long-Term Debt — The carrying values of the Company’s variable rate debt approximates fair value.  The estimated fair value of the Company’s fixed rate debt is based upon interest rates available for the issuance of debt with similar terms and remaining maturities.  As of December 31, 2004, the Company’s Senior Subordinated Notes had an estimated fair value of $116.3 million.

Foreign Currency Contracts — The fair value of forward exchange contracts is estimated using prices established by financial institutions for comparable instruments which was approximately $0.1 million at December 31, 2004.

The fair value estimates presented herein are based on information available to management as of December 31, 2004.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(p)                                  Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003.  For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005.  The adoption of FIN 46R did not have a material effect on the Company’s consolidated financial condition or results of operations taken as a whole.

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

In December 2004, the FASB issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123(R)”).  Statement 123(R) replaces FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  Statement 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or the liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award.  Statement 123(R) is effective as of the beginning of the first interim reporting period that begins after June 15, 2005.  The Company does not believe the adoption of Statement 123(R) will have a material impact on the company’s consolidated financial condition or results of operations taken as a whole.

(q)                                  Supplemental Disclosures of Cash Flow Information

Cash payments for income taxes and interest are as follows:

	Successor Company	Predecessor Company
	Period from March 15 to December 31,	Period from January 1 to March 14,	For the Year Ended December 31,
	2004	2004	2003	2002
Income taxes	$89	$174	$162	$120
Interest	$8,789	$348	$12,265	$11,728

(r)                                  Accumulated Other Comprehensive Loss

The accumulated balances for each classification within accumulated other comprehensive income are as follows:

	Derivative Instruments Mark to Market Adjustment	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Loss
Predecessor Company:
December 31, 2002	$—	$(403)	$(403)
Current year change	192	(118)	74
December 31, 2003	$192	$(521)	$(329)
Current period change	(121)	—	(121)
March 14, 2004	$71	$(521)	$(450)
Successor Company:
Current period change	(56)	357	301
December 31, 2004	$15	$(164)	$(149)

(3)  ACQUISITIONS

On January 30, 2004, TTS Holdings LLC, a new company formed by Gilbert Global Equity Partners, L.P. and its affiliated funds (“Gilbert Global”), entered into a stock purchase agreement with the Company’s direct parent company, True Temper Corporation, pursuant to which TTS Holdings LLC and certain of the Company’s senior management purchased all of the outstanding shares of True Temper Corporation.  In connection with this acquisition, and effective on March 15, 2004, the Company repaid all of its outstanding 2002 senior credit facility, redeemed all of its 10 7/8% senior subordinated notes due 2008, and made certain payments of the net remaining equity of the predecessor company to the selling shareholders.  These payments were financed with the net proceeds of a new senior credit facility and new 8 3/8% senior subordinated notes due 2011.  These debt instruments are further described in Note 7 below.

The purchase price as stipulated in the January 30, 2004 stock purchase agreement totaled $342.0 million, plus direct acquisition costs and certain working capital adjustments of $18.4 million, less a purchase price adjustment for final working capital of $0.8 million.  Following is the allocation of the total consideration paid:

Current assets, excluding inventory		$20,086
Inventory		30,119
Identifiable intangible assets:
Trade name	$19,455
Patented technology	11,686
Purchased customer relationships	121,524
Lease contract	4,323
Other	262
Total identifiable intangible assets		157,250
Property, plant and equipment		14,684
Deferred tax assets, net, existing at acquisition date		51,866
Deferred tax assets related to acquisition		10,552
Deferred financing costs		7,366
Goodwill		150,883
Other assets		95
Current liabilities		(12,475)
Deferred tax liability related to intangible assets		(59,680)
Deferred tax liability related to fair value of inventory		(4,432)
Other liabilities		(6,656)
Total		$359,658

This transaction was accounted for by the Company’s parent company using the purchase method of accounting.  As the Company is a wholly owned subsidiary of True Temper Corporation, the Company has “pushed down” the effect of the purchase method of accounting to these financial statements.

In connection with the acquisition, the Company conducted an assessment and valuation of all tangible and intangible assets acquired.  The results of this exercise are reflected in the allocation table above.  Of particular note was (i) the establishment of intangible assets in an aggregate amount of approximately $157.3 million based on both internal Company assessments and a thorough study conducted by an independent firm specializing in intangible asset valuation; and (ii) the write-up of inventory by approximately $11.7 million to reflect the estimated fair value of inventory at the date of acquisition.  Both of these adjustments were completed in compliance with the purchase accounting prescribed by Statement of Financial Accounting Standards No. 141, Business Combinations, which the Company adopted on January 1, 2002.

The establishment of the intangible assets results in certain non-cash amortization expense beginning in 2004, as these intangible assets are amortized over their expected economic lives.  The write-up of inventory to its estimated fair value results in a non-cash charge to cost of sales in 2004 totaling $11.7 million.

In addition, at the time of the transaction the predecessor company recorded certain transaction related expenses totaling $5.4 million.  These expenses consist primarily of investment banking merger and acquisition fees, legal fees and other incidental costs and expenses typically incurred in an acquisition of this nature.

Also, as a direct result of the early extinguishment of the predecessor company’s long term debt, expenses totaling $9.2 million were incurred consisting primarily of the write-off of the remaining deferred financing costs related to the 10 7/8% senior subordinated notes due 2008 and the 2002 senior credit facility, and the early extinguishment call premium and related interest incurred when the Company redeemed the 10 7/8% senior subordinated notes on March 15, 2004.

The following unaudited pro forma financial information is presented as if the aforementioned transaction, and all related purchase accounting adjustments, had occurred as of the beginning of each period presented.  The pro forma amounts contain certain adjustments, including, (i) an adjustment to interest expense to reflect the extinguishment of the 10 7/8% Senior Subordinated Notes due 2008 and the 2002 senior credit facility, and the issuance of the 8 3/8% Senior Subordinated Notes due 2011 and 2004 senior credit facility, (ii) the elimination of transaction and reorganization expenses, the loss on early extinguishment of long term debt, and the non-cash cost of sales charge related to the fair value of inventory write-up, which are all non-recurring, (iii) the additional charge to operating income for the amortization of intangible assets and (iv) the related tax effect of the adjustments described above.

	For the years ended December 31,
	2004	2003	2002
Net sales	$98,367	$116,206	$107,401
Income (loss) before income taxes	$(6,633)	$363	$(3,145)
Net income (loss)	$(4,203)	$(59)	$(2,150)

Intangible Asset Carrying Value

As described above, the Company established certain intangible assets as a result of the application of purchase accounting to the acquisition on March 15, 2004.  The following table sets forth the gross value and accumulated amortization for these intangible assets at December 31, 2004.

	Gross Value	Weighted Average Amortization Period	Accumulated Amortization
Trade name	$19,455	—	$—
Patented technology	11,686	8.0 yrs	1,158
Purchased customer relationships	121,524	10.0 yrs	9,664
Lease contract	4,323	59.0 yrs	58
Other	262	2.0 yrs	104
Total	$157,250		$10,984

The following table sets forth the estimated aggregate amortization expense for these intangible assets at December 31, 2004.

Estimated Aggregate Amortization Expense
2005	$13,817
2006	13,713
2007	13,686
2008	13,686
2009	13,686

(4)  INVENTORIES

Inventories, as of December 31 of the year indicated, consist of the following:

	Successor Company 2004	Predecessor Company 2003
Raw materials	$4,601	$2,287
Work in process	2,182	2,067
Finished goods	15,127	11,302
Total	$21,910	$15,656

(5)  PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment, as of December 31 of the year indicated, are summarized as follows:

	Successor Company 2004	Predecessor Company 2003
Land improvements	$372	$342
Buildings	7,329	7,123
Furniture and office equipment	870	815
Machinery and equipment	44,757	43,167
Computer equipment and capitalized software	2,762	2,439
Leasehold improvements	2,498	2,233
Assets held for use — not currently used in production	1,265	1,265
Construction in progress	306	1,505
	60,159	58,889
Less accumulated depreciation	46,752	43,863
Net property, plant and equipment	$13,407	$15,026

Depreciation expense was $671 for the period January 1, 2004 through March 14, 2004, $2,420 for the period March 15, 2004 to December 31, 2004, and $2,906 and $3,252 for the years ended December 31, 2003 and 2002, respectively.

(6)  OTHER CURRENT LIABILITIES

Other current liabilities, as of December 31 of the year indicated, consist of the following:

	Successor Company 2004	Predecessor Company 2003
Accrued compensation, benefits and related payroll taxes	4,051	5,257
Accrued interest	3,769	1,161
Other	1,976	2,257
Total	$9,796	$8,675

(7)  BORROWINGS

(a)                                  Long-Term Debt

Long-term debt at December 31, 2004 and 2003 consisted of the following:

	Successor Company 2004	Predecessor Company 2003
10 7/8% Senior Subordinated Notes due 2008	$—	$99,730
2002 senior credit facility	—	14,000
8 3/8% Senior Subordinated Notes due 2011	125,000	—
2004 senior credit facility	107,725	—
Total debt	232,725	113,730
Less current maturities	545	4,500
Long-term debt	$232,180	$109,230

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

The 2004 senior credit facility has a maturity date of March 15, 2011, and provides for interest on the term loan, at the Company’s option, at (i) the base rate of the bank acting as administrative agent plus a margin adder of 2.00%, or (ii) under a LIBOR option with a borrowing spread of LIBOR plus 2.50% to 3.00%, depending on financial ratios.  The Company’s weighted average rate at December 31, 2004 was 5.43%.

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

On September 24, 2004 the Company executed an amendment to its 2004 senior credit facility (the “Amendment”).  The Amendment was approved by the Company, Credit Suisse First Boston acting as administrative agent and collateral agent, and by a majority of the lenders who were party to the 2004 senior credit facility on such date.  The Amendment provided adjustments to certain specified financial ratios and tests included in the 2004 senior credit facility.  As part of the Amendment, the margin adder on LIBOR based loans was increased from 2.50% to between 2.75% and 3.00%, depending on financial ratios, beginning September 24, 2004 and continuing through December 31, 2005.   At December 31, 2004 the Company was in compliance with all of the covenants in both the 2004 senior credit facility and the Notes.

At December 31, 2004, future minimum principal payments on long-term debt were as follows:

2005	545
2006	1,091
2007	1,091
2008	1,091
2009	1,091
Thereafter	227,816
Total	$232,725

(b)                                  Line of Credit

The Company may borrow, through March 15, 2009, up to $20.0 million under a revolving credit agreement included in the 2004 senior credit facility.  Borrowings under the agreement are subject to the same provisions described in the long term debt section of this Note.  The Company had no outstanding borrowings under this line of credit as of December 31, 2004.

(8)  INCOME TAXES

Total income taxes for the periods indicated were allocated as follows:

	Successor Company	Predecessor Company
	Period from March 15 to December 31, 2004	Period from January 1 to March 14, 2004	For the year ended December 31, 2003
Income from continuing operations	$(6,350)	$(2,845)	$7,113
Stockholders’ equity:
Additional minimum pension expense	100	—	(72)
Mark to market adjustment on derivative instruments	(9)	(74)	118
Total income taxes	$(6,259)	$(2,919)	$7,159

The income tax expense (benefit) attributable to income for continuing operations, for the periods indicated, is as follows:

	Successor Company	Predecessor Company
	Period from March 15 to December 31,	Period from January 1 to March 14,	For the year ended December 31,
	2004	2004	2003	2002
Current:
Federal	$—	$—	$—	$—
State	30	10	40	40
Foreign	52	43	190	182
Total current	82	53	230	222
Deferred:
Federal	(5,425)	(2,439)	5,795	4,858
State	(1,007)	(459)	1,088	912
Total deferred	(6,432)	(2,898)	6,883	5,770
Total	$(6,350)	$(2,845)	$7,113	$5,992

The actual income tax expense attributable to income for continuing operations differs from the amounts computed by applying the U.S. federal tax rate of 34% to the pretax earnings as a result of the following:

	Successor Company	Predecessor Company
	Period from March 15 to December 31,	Period from January 1 to March 14,	For the year ended December 31,
	2004	2004	2003	2002
Computed “expected” tax expense	$(5,717)	$(4,235)	$6,110	$5,183
State tax, net of federal benefit	(645)	(296)	744	628
Foreign taxes	52	43	190	182
Transaction Expenses	—	1,643	—	—
Other	(40)	—	69	(1)
Actual income tax expense (benefit)	$(6,350)	$(2,845)	$7,113	$5,992

The components of deferred tax assets and liabilities for the years ended December 31 2004 and 2003 are as follows:

	Successor Company	Predecessor Company
	2004	2003
Deferred tax assets:
Goodwill	$40,646	$45,461
Accrued liabilities	1,440	1,670
Asset impairment	704	704
Net operating loss carryforwards	7,129	889
Facility start-up costs	343	444
Pension liability	695	319
Post retirement benefit obligation	1,318	—
Uniform capitalization	140	161
Other	64	—
Gross deferred tax assets	52,479	49,648
Deferred tax liabilities:
Identifiable intangible assets	$(55,511)	$—
Property, plant and equipment	(2,275)	(1,614)
Mark to market adjustment on derivative instruments	—	(118)
Other	(96)	(14)
Net deferred tax asset	$(5,406)	$47,902

At December 31, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $18,700 which expire between 2020 and 2024 and $150 alternative minimum tax credit carry forward which is carried forward indefinitely.

(9) EMPLOYEE BENEFIT PLANS

True Temper Sports, Inc. has a qualified pension plan and a post-retirement benefit plan for the hourly union employees at its Amory, Mississippi plant. The following tables provide a reconciliation of the changes in the plans’ benefit obligation, fair value of assets and a statement of the plans’ funded status for the periods January 1, 2004 through March 14, 2004, March 15, 2004 to December 31, 2004, and for the year ended December 31, 2003:

The following table sets forth the qualified pension plan for the periods January 1, 2004 through March 14, 2004, March 15, 2004 to December 31, 2004, and for the year ended December 31, 2003:

	Successor Company	Predecessor Company
	Period from March 15 to December 31, 2004	Period from January 1 to March 14, 2004	December 31, 2003
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$16,547	$15,687	$12,383
Service cost	406	180	460
Interest cost	764	203	832
Plan amendments	—	—	1,422
Actuarial losses	(91)	543	966
Benefit payments	(253)	(66)	(376)
Benefit obligation at end of year	$17,373	$16,547	$15,687

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$13,374	$13,145	$11,628
Actual return on plan assets	266	295	1,893
Benefit payments	(253)	(66)	(376)
Fair value of plan assets at end of year	$13,387	$13,374	$13,145

Funded status:
Funded status at December 31	$(3,986)	$(3,173)	$(2,542)
Unrecognized prior service costs	—	—	1,422
Unrecognized net actuarial loss	505	—	1,067
Net amount recognized	$(3,481)	$(3,173)	$(53)

The following table provides the amounts recognized in the statement of financial position for the periods January 1, 2004 through March 14, 2004, March 15, 2004 to December 31, 2004, and for the year ended December 31, 2003:

	Successor Company	Predecessor Company
	Period from March 15 to December 31, 2004	Period from January 1 to March 14, 2004	December 31, 2003
Prepaid benefit cost	$—	$—	$—
Accrued benefit liability	(3,746)	(2,923)	(2,315)
Intangible asset	—	—	1,422
Accumulated other comprehensive loss	265	(250)	840
Net amount recognized	$(3,481)	$(3,173)	$(53)

The following table provides the components of net periodic expense (income) for the defined benefit pension plans for the periods January 1, 2004 through March 14, 2004, March 15, 2004 to December 31, 2004, and for the year ended December 31, 2003:

	Successor Company	Predecessor Company
	Period from March 15 to December 31,	Period from January 1 to March 14,	For the year ended December 31,
	2004	2004	2003	2002
Service cost of benefits earned during the year	$406	$180	$460	$337
Interest cost on projected benefit obligation	764	203	832	765
Expected return on plan assets	(862)	(227)	(964)	(1,099)
Amortization of prior service cost	—	30	—	—
Recognized net gains	—	—	—	(94)
Net periodic pension income	$308	$186	$328	$(91)
Purchase accounting recognition	—	2,987	—	—
Net periodic pension income	$308	$3,173	$328	$(91)

Weighted average assumptions:
Discount rate:
Benefit obligation	6.00%	6.25%	6.25%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

The following table provides information related to the Company’s pension plan in which accumulated benefit obligations exceeded the fair value of plan assets as of the applicable year end:

	Successor Company	Predecessor Company
	Period from March 15 to December 31, 2004	Period from January 1 to March 14, 2004	December 31, 2003
Projected benefit obligation	$17,373	$16,547	$15,687
Accumulated benefit obligation	—	—	15,460
Fair value of assets	13,387	13,374	13,145

Assets of the defined benefit plan for hourly union employees consist primarily of investments in equity securities, debt securities, and cash equivalents. The weighted-average asset allocations for the periods January 1, 2004 through March 14, 2004, March 15, 2004 to December 31, 2004, and for the year ended December 31, 2003, by asset category, are as follows:

	Successor Company	Predecessor Company
	Period from March 15 to December 31, 2004	Period from January 1 to March 14, 2004	December 31, 2003	Target
Equity securities	59.0%	52.0%	52.0%	50-70%
Debt securities	41.0%	47.9%	47.9%	30-50%
Cash and other	0.0%	0.1%	0.1%	0%
Total	100.0%	100.0%	100.0%	100.0%

In addition to the defined benefit pension plan for hourly employees, the Company also maintains a defined contribution plan which covers substantially all employees. Expenses for defined contribution plans amounted to $148 for the period January 1, 2004 through March 14, 2004, $575 for the period March 15, 2004 to December 31, 2004, and $779 and $748 for the years ended December 31, 2003 and 2002, respectively.

The Company also participates in certain unfunded health care plans that provide post-retirement medical, dental, and life insurance to hourly union employees at its Amory, Mississippi plant and to salaried employees hired prior to January 1, 2000. The post-retirement plans are contributory, and include certain cost-sharing features, such as deductibles and co-payments.

The following table sets forth the benefit obligation of the unfunded post-retirement health plans or the periods January 1, 2004 through March 14, 2004, March 15, 2004 to December 31, 2004, and for the year ended December 31, 2003:

	Successor Company	Predecessor Company
	Period from March 15 to December 31, 2004	Period from January 1 to March 14, 2004	December 31, 2003
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$3,575	$3,515	$3,314
Service cost	78	20	85
Interest cost	162	44	217
Participant contributions	108	28	99
Plan amendments	—	—	28
Actuarial loss	81	86	164
Benefits paid	(450)	(118)	(392)
Benefit obligation at end of year	3,554	3,575	3,515
Unrecognized prior service cost	—	—	228
Unrecognized net actuarial loss	(81)	—	(1,208)
Accrued benefit costs	$3,473	$3,575	$2,535

The following table provides the components of net periodic expense for the unfunded post retirement health plans or the periods January 1, 2004 through March 14, 2004, March 15, 2004 to December 31, 2004, and for the year ended December 31, 2003 and 2002:

	Successor Company	Predecessor Company
	Period from March 15 to December 31,	Period from January 1 to March 14,	December 31,
	2004	2004	2003	2002
Service cost	$78	$20	$85	$69
Interest cost	162	44	217	191
Amortization of prior service costs	—	(7)	(37)	(38)
Recognized net losses	—	13	54	35
Net periodic cost	$240	$70	$319	$257
Purchase accounting recognition	—	1,060	—	—
Total amount recognized	$240	$1,130	$319	$257
Discount Rate:
Benefit obligation	6.00%	6.00%	6.25%	6.75%

The healthcare cost trend rate used to determine the post-retirement benefit obligation was 10.0% for 2004. This rate decreases gradually to an ultimate rate of 5.0% in 2014, and remains at that level thereafter. While the trend rate can be a significant factor in determining the amounts reported, for the year ended December 31, 2004 a one-percentage-point increase or decrease in the trend rate will have only minimal impact due to the claims costs being close to the employer imposed cap.

 (10) COMMITMENTS AND CONTINGENCIES

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

Future minimum payments under non-cancelable operating leases with initial terms of one year or more as of December 31, 2004 are as follows:

Operating Leases
2005	$1,057
2006	738
2007	705
2008	483
2009	13
Total minimum lease payments	$2,996

Rental expense on operating leases was $210 for the period January 1, 2004 through March 14, 2004, $812 for the period March 15, 2004 to December 31, 2004, and $1,002 and $870 for the years ended December 31, 2003 and 2002, respectively.

(b)                                  Product Warranties

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product, the geographic location of its sale and other factors. As of December 31, 2004 and 2003, the Company has accrued $152 and $176, respectively, for estimated product warranty claims. The accrued product warranty costs are based primarily on historical experience of actual warranty claims as well as current information on product costs. Warranty claims expense was $129 for the period January 1, 2004 through March 14, 2004, $527 for the period March 15, 2004 to December 31, 2004, and $812 and $540 for the years ended December 31, 2003 and 2002, respectively

The following table provides the changes in the Company’s product warranties:

Predecessor:
January 1, 2004	$176
Liabilities accrued for warranties issued during the period	129
Warranty claims paid during the period	(91)
March 15, 2004	$214
Successor:
Liabilities accrued for warranties issued during the period	527
Warranty claims paid during the period	(588)
December 31, 2004	$153

(c)                                  Legal Proceedings

The Company has certain contingent liabilities resulting from litigation and claims incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company.

(11) RELATED PARTY TRANSACTIONS

On March 15, 2004, True Temper entered into a management services agreement with an entity affiliated with Gilbert Global, which is a related party through its indirect management and ownership interest in True Temper Corporation.

In accordance with this agreement, Gilbert Global has agreed to provide:

(1)                                  general management services;

(2)                                  assistance with the identification, negotiation and analysis of acquisitions and dispositions;

(3)                                  assistance with the negotiation and analysis of financial alternatives; and

(4)                                  other services agreed upon by True Temper and Gilbert Global.

In exchange for such services, Gilbert Global or its nominee receives:

(1)                                  an annual advisory fee of $0.5 million payable quarterly, plus reasonable out-of-pocket expenses;

(2)                                  a transaction fee in an amount equal to 1.25% of the aggregate transaction value in connection with the consummation of any material acquisition, divestiture, financing or refinancing by True Temper or any of its subsidiaries.

The management services agreement has an initial term of five years, subject to automatic one-year extensions unless the Company or Gilbert Global provides written notice of termination. The annual advisory fee of $0.5 million is an obligation of the Company and is also contractually subordinated to the Notes and the bank credit facilities.

In addition to reimbursing Gilbert Global for out-of-pocket expenses, the Company paid Gilbert Global $2.8 million in 2004, in accordance with the agreement.

On March 15, 2004, the Company terminated it management services agreement with Cornerstone Equity Investors, LLC, which was a related party through its indirect management and ownership interest in the predecessor company.

(12) SEGMENT AND OTHER RELATED DISCLOSURES

(a)                                  Segment Reporting

The Company operates in two reportable business segments: golf shafts and performance sports. The Company’s reportable segments are based on the type of product manufactured and the application of that product in the marketplace. The golf shaft segment manufactures and sells steel and composite golf shafts for use exclusively in the golf industry. The performance sports segment manufactures and sells high strength, tight tolerance tubular components for bicycle, hockey and other recreational sports markets. The accounting policies for these segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of these segments based on segment sales and gross profit. The Company has no inter-segment sales. General corporate assets, that are not allocated down to segments, include: cash, non-trade receivables, deferred tax assets, deferred financing costs, goodwill and other intangible assets.

	Successor Company	Predecessor Company
	Period from March 15 to December 31,	Period from January 1 to March 14,	For the Year Ended December 31,
	2004	2004	2003	2002
Net sales:
Golf shafts	$73,274	$19,067	$109,754	$102,764
Performance sports	4,846	1,180	6,452	4,637
Total	$78,120	$20,247	$116,206	$107,401

Gross profit:
Golf shafts	$17,038	$8,080	$45,118	$40,996
Performance sports	978	296	1,618	1,244
Total	$18,016	$8,376	$46,736	$42,240

Depreciation Expense:
Golf shafts	$2,098	$582	$2,486	$2,802
Performance sports	322	89	420	450
Total	$2,420	$671	$2,906	$3,252

Capital Expenditures:
Jointly used assets	$129	$22	$—	$—
Golf shafts	810	286	3,112	700
Performance sports	293	22	348	464
Total	$1,232	$330	$3,460	$1,164

Total assets:
Jointly used assets	$1,291	$1,398	$1,333	$1,596
Golf shafts	44,237	42,019	41,087	39,759
Performance sports	3,333	2,920	2,997	3,057
Total	$48,861	$46,337	$45,417	$44,412

Revenues from two customers of True Temper’s golf shafts segment represented approximately $2,900 or 14.2% and $2,200 or 10.6% of the Company’s revenues for the period January 1 to March 14, 2004. Revenues from one customer of True Temper’s golf shafts segment represented approximately $11,000 or 14.1% of the Company’s revenues for the period March 15 to December 31, 2004. Revenues from two customers of True Temper’s golf shafts segment represented approximately $16,000 or 13.7%, and $13,500 or 11.6%, respectively, of the Company’s 2003 revenues. Revenues from two customers of True Temper’s golf shafts segment represented approximately $14,000 or 12.8%, and $11,000 or 10.1%, respectively, of the Company’s 2002 revenues.

Following are reconciliations of total reportable segment assets to total Company assets, and total reportable segment gross profit to total Company income before income taxes as of December 31 for the years indicated:

		Successor Company	Predecessor Company
		2004	2003
Total assets:
Total from reportable segments		$48,861	$45,417
General corporate and other unallocated assets		311,964	134,199
Total		$360,825	$179,616

	Successor Company	Predecessor Company
	Period from March 15 to December 31,	Period from January 1 to March 14,	For the Years Ended December 31,
	2004	2004	2003	2002
Total reportable segment gross profit	$18,016	$8,376	$46,736	$42,240
Less:
Selling, general and administrative expenses	9,520	3,635	14,747	13,578
Amortization of intangible assets	10,984	—	—	—
Business development, start-up costs and transition costs	738	100	869	312
Transaction and reorganization expense	25	5,381	—	—
Loss on early extinguishment of long-term debt	—	9,217	—	777
Interest expense	13,491	2,498	13,017	12,236
Other expense (income), net	72	(2)	132	93
Total Company income (loss) before income taxes	$(16,814)	$(12,453)	$17,971	$15,244

(b)                                  Sales by Geographic Region

The geographic distribution of the Company’s net sales, by location of customer, is summarized as follows:

	Successor Company	Predecessor Company
	Period from March 15 to December 31,	Period from January 1 to March 14,	For the Years Ended December 31,
	2004	2004	2003	2002
U.S.	$49,700	$12,140	$79,652	$77,137
International	28,420	8,107	36,554	30,264
Total	$78,120	$20,247	$116,206	$107,401

Revenues generated from sales to Southern China accounted for approximately $3,300 or 16.4% of True Temper’s total sales for the period January 1 to March 14, 2004, $14,200 or 18.2% of True Temper’s total sales for the period March 15 to December 31, 2004, and $16,200 or 14.0% and $11,200 or 10.4% for the years ended December 31, 2003 and 2002, respectively.  The sales into Southern China are due primarily to our major U.S. based original equipment manufacturers shifting a portion of their assembly operations to that region.  Assets by location are not disclosed, as assets located outside the U.S. are immaterial.

(13) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2004 and 2003.

Predecessor:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net sales	$20,247	—	—	—
Gross profit	8,376	—	—	—
Net income	(9,608)	—	—	—

2003
Net sales	$31,601	$32,491	$24,667	$27,447
Gross profit	11,848	13,292	10,847	10,749
Net income	2,584	3,751	2,299	2,224

Successor:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net sales	$9,964	$25,333	$21,308	$21,515
Gross profit	3,976	10,210	8,379	(4,549)
Net income	1,597	1,713	748	(14,522)

2003
Net sales	—	—	—	—
Gross profit	—	—	—	—
Net income	—	—	—	—

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of True Temper as of December 31, 2004 are as follows:

Name	Age	Position
Scott C. Hennessy	46	Chief Executive Officer, President and Director
Fred H. Geyer	44	Senior Vice President, Chief Financial Officer and Treasurer
Adrian H. McCall	47	Senior Vice President of Global Distribution and Sales
Stephen M. Brown	39	Vice President of Human Resources
Graeme Horwood	60	Vice President Engineering, Research and Development
Jason A. Jenne	35	Vice President Finance
Gene Pierce	38	Vice President of Manufacturing
Steven J. Gilbert	57	Director and Co-Chairman
Steven Kotler	57	Director and Co-Chairman
Eric L. Bunting	38	Director
Richard W. Gaenzle, Jr.	40	Director
Jeffery W. Johnson	36	Director
William P. Lauder	44	Director

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

Steven J. Gilbert became a member of and Co-Chairman of the board of directors upon consummation of the Gilbert Global Acquisitions.  He is a founder and has served as Chairman of the Board of Gilbert Global Equity Partners, L.P. since 1997.  From 1992 to 1997, he was the founder and Managing General Partner of Soros Capital L.P., the principal venture capital and leveraged transaction entity of Quantum Group of Funds, and a principal Advisor to Quantum Industrial Holdings Ltd. From 1988 through 1992 he was the Managing Director of Commonwealth Capital Partners, L.P., a private equity investment firm.  From 1984 to 1988, Mr. Gilbert was the Managing General Partner of Chemical Venture Partners (now J.P. Morgan Partners), which he founded.  Mr. Gilbert is a Director of LCC International, Inc., Optical Capital Group, Inc., Montpelier Re Holdings Ltd., Olympus Re Holdings Ltd., CPM Holdings, Inc., the Asian Infrastructure Fund and J O Hambro Investment Management, Ltd.  Previously, Mr. Gilbert has been a director of numerous public and private companies.  Mr Gilbert received a B.S. from the Wharton School at the University of Pennsylvania, an M.B.A. from the Harvard Graduate School of Business Administration, and a J.D. from Harvard Law School.

Steven Kotler became a member of and Co-Chairman of the board of directors upon consummation of the Gilbert Global Acquisition.  He has served as Vice Chairman of Gilbert Global Equity Partners, L.L.C., the principal investment advisor to Gilbert Global Equity Partners, L.P. since 2000.  Prior to joining Gilbert Global, Mr. Kotler was Co-Chairman, Chief Executive Officer and President of Schroder & Co. and it predecessor firm, Wertheim & Co.  Mr. Kotler is a member of the Board of Directors of Moore Medial Corp., and CPM Holdings, Inc.  Previously, Mr Kotler has served as a Governor of the American Stock Exchange and a director of numerous public and private companies.  Mr. Kotler is a graduate of city College of New York.

Eric L. Bunting became a member of the board of directors upon consummation of the Gilbert Global Acquisition. He is a founder and serves as Managing Director of Gilbert Global Equity Partners, L.P. since 1997.  Mr. Bunting was previously with Soros Capital and Airport Group International, a Soros Capital portfolio company.  He is a director of CPM Holdings, Inc. and a graduate of Dartmouth College and Stanford Graduate School of Business.

Richard W. Gaenzle, Jr. became a member of the board of directors upon consummation of the Gilbert Global Acquisition. He is a founder and serves as Managing Director of Gilbert Global Equity Partners, L.P. since 1997.  From 1992 to 1997, he was a principal of Soros Capital L.P., the principal venture capital and leveraged transaction entity of Quantum Group of Funds, and a principal Advisor to Quantum Industrial Holdings Ltd.  Prior to joining Soros Capital, Mr. Gaenzle held various positions in the investment banking industry.  Mr. Gaenzle is Vice Chairman of Optical Capital Group, LLC and a Director of CPM Holdings, Inc.  Previously, Mr. Gaenzle has been a director of numerous companies.  Mr. Gaenzle received a B.A. from Hartwick College and an M.B.A. from Fordham University.

Jeffrey W. Johnson became a member of the board of directors upon consummation of the Gilbert Global Acquisition. He is a founder and serves as Managing Director of Gilbert Global Equity Partners, L.P. since 1997.  Mr. Johnson was previously with Goldman, Sachs & Co. in its mergers and acquisitions department, Hallmark Cards, Inc. and Frank Russell Company.  Mr. Johnson received a B.A. from Claremont McKenna College and an M.B.A. from the Harvard Graduate School of Business Administration.

William P. Lauder became a member of the board of directors in 2004. In July 2004 Mr. Lauder was named the President and Chief Executive Officer of Estee Lauder Companies, Inc.  He joined Estee Lauder Companies in 1986 and held numerous positions of increasing responsibility.  Mr. Lauder received a B.A. and an M.B.A. from the Wharton School at the University of Pennsylvania.

Code of Ethics.

The Audit Committee of the Board of Directors has adopted a Code of Ethics for the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, and other senior financial personnel. A copy of the Code of Ethics is available on the Company’s website at www.truetemper.com. The Company will disclose any amendments or waivers of the Code of Ethics on the same website.

Audit Committee.

The Board of Directors has determined that Steven Kotter is an "audit committee financial expert" as defined in the rules and regulations adopted by the Securities and Exchange Commission.

Item 11.  Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to True Temper for 2004, 2003 and 2002 of those persons who served as (1) the Chief Executive Officer during 2004 and (2) the other four most highly compensated executive officers of True Temper for 2004 (the “Named Executive Officers”):

Summary Compensation Table

	Annual Compensation					Long-Term Compensation
						Awards
Name and Principal Position	Year	Salary	Bonus Earned	Other Annual Compensation(1)		Restricted Stocks(2)	All Other Compensation(3)
Scott C. Hennessy	2004	$400,000	$—	$28,910		$2,603,520	$10,182
Chief Executive Officer,	2003	$359,167	$550,000	$28,191		—	$9,933
President and Director	2002	$321,950	$375,000	$27,125		—	$10,000

Fred H. Geyer	2004	$200,000	$—	$17,284		$1,139,040	$10,190
Senior Vice President,	2003	$185,417	$200,000	$17,699		—	$10,000
Chief Financial Officer and Treasurer	2002	$161,583	$150,000	$9,263		—	$9,609

Adrian H. McCall	2004	$175,000	$—	$17,917		813,600	$10,250
Senior Vice President of	2003	$166,255	$160,000	$17,765		—	$10,000
International Sales and Marketing	2002	$148,917	$110,000	$9,243		—	$9,478

Graeme P. Horwood	2004	$130,000	$—	$23,963		325,440	$12,480
Vice President of Engineering &	2003	$127,079	$60,000	$23,609		—	$13,650
Research and Development	2002	$120,917	$55,000	$23,569		—	$10,336

L. Gene Pierce	2004	$154,000	$—	$154		325,440	$10,250
Vice President of Operations	2003	$150,505	$90,000	$28,259	(4)	—	$10,032
	2002	$143,333	$70,000	$1,999		—	$9,167

(1)          Includes certain life insurance benefits; and where applicable, country club dues and car allowance.

(2)          The amounts in the table represent the value of the restricted shares based on the price of $13.56 per share of common stock on the date of grant. Shares of True Temper Corporation are not traded on any public exchange, therefore information regarding the value of the restricted shares as of December 31, 2004 has been omitted. The restrictions on the shares are lifted, and the restricted stock vests, only with certain future performance goals being achieved. Depending on future performance, the restricted shares can have a value ranging from $0 to the value listed.

(3)          Includes company contributions under our 401(k) plan.

(4)          Amount includes moving and relocation benefits.

Pension Plan

True Temper Sports, Inc. sponsors a tax qualified defined benefit pension plan. Only the hourly employees at the Amory, Mississippi manufacturing plant, who are part of the collective bargaining unit of the United Steel Workers, are eligible to participate in the plan. Benefits are calculated based primarily on years of service, among other factors. As of December 31, 2004 none of True Temper Corporation’s named executive officers were eligible to participate in the plan.

Equity Incentive Plan

The Board of Directors has adopted an equity incentive plan which provides for the grant to certain key employees and/or directors of  (i) options to purchase common stock of TTC that are non-qualified options or incentive stock options for federal income tax purposes, and/or (ii) shares of common stock of TTC restricted stock, restricted stock units or stock appreciation rights. The equity incentive plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has broad powers under the stock option plan, including exclusive authority to determine:

(1)          who will receive awards;

(2)          the type, size and terms of awards;

(3)          the time when awards will be granted; and

(4)          vesting criteria, if any, of the awards.

Option/SAR Grants in Last Fiscal Year

The following table sets forth all True Temper Corporation common stock options granted to Named Executive Officers during 2004.

					Potential
		% of			Realized Value of
	Number of	Total			Assumed Anuual
	Securities	Granted to	Exercise		Rates of Stock Price
	Underling	Employees	or base		Appreciation
	Options	in Fiscal	Price	Expiration	For Option Term
Name	Granted	Year	($/sh)	Date	5%	10%
Scott C. Hennessy	144,000	26.0%	$13.56	March 15, 2014	$1,228,005	$3,112,005
Fred H. Geyer	72,000	13.0%	$13.56	March 15, 2014	614,002	1,556,003
Adrian H. McCall	50,200	9.1%	$13.56	March 15, 2014	428,096	1,084,880
Graeme Horwood	28,800	5.2%	$13.56	March 15, 2014	245,601	622,401
Gene Pierce	28,800	5.2%	$13.56	March 15, 2014	245,601	622,401

The value of the options presented assumes that 100% of the options vest during the option term. A portion of the underlying options vest based on service, and a portion vest based on company performance. Based on future financial performance, the ultimate value of the options may be significantly less than presented in this table.

Aggregated options / SAR exercises and fiscal year-end option / SAR value table

Name of Beneficial Owner	Shares Acquired on Exercise	Value Realized	Number of securities underlying unexercised options/SARs at FY-end	Value of unexercised in-the-money options/SARs
Scott C. Hennessy	544,340	$7,378,630	—	—
Fred H. Geyer	109,098	$1,668,979	—	—
Adrian H. McCall	65,970	$996,934	—	—
Graeme Horwood	16,055	$257,630	—	—
Gene Pierce	27,293	$444,958	—	—

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

The Company’s executive compensation program consists of three components: 1) base salary; 2) potential for annual incentive compensation based on Company performance; and 3) the opportunity to earn long-term stock-based incentives which are intended to encourage achievement of superior long-term results and to align executive officer interests with those of the shareholders. The base salary element is developed based on the performance of the individual executives with reference to industry, peer group and national surveys, with the objective of having the Company’s executive officers receive a level of base salary similar to the average base salary of individuals at similarly sized companies, performing comparable duties.

The annual incentive compensation element is based on the Company’s attainment of certain levels of profitability. The long-term stock-based element is developed by reference to competitive practices and trends of other companies which use stock options as a component of executive compensation. Long-term stock-based incentives are to incentivize executive officers to increase shareholder value. Accordingly, the Committee will take into account the amount and value of options held by each of the executive officers when considering new grants to assure that deserving executives have an equity participation in the Company. In determining the stock option grants for each year, the Committee considers the current stock holdings of each individual, their responsibilities and historical and anticipated future contributions to True Temper’s performance.

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

Steven Gilbert – Chairman

Steven Kotler

Jeffrey Johnson

Item 12.  Security Ownership of Certain Beneficial Owners and Management

All of the outstanding shares of our capital stock are owned by TTC. The following table sets forth information with respect to the beneficial ownership of TTC’s capital stock as of  March 30, 2005 by:

(1)          all stockholders of TTC that own more than 5% of any class of such voting securities,

(2)          each director and named executive officer, and

(3)          all directors and executive officers as a group.

Name of Beneficial Owner(1)	Number of Common Shares	Percentage of Outstanding Common Stock
TTS Holdings LLC	8,778,919	96.8%
c/o Gilbert Global Equity Capital, LLC. 590 Madison Avenue 40th Floor New York, New York 10022
Scott C. Hennessy	167,021	1.8%
Fred H. Geyer	29,509	*
Adrian H. McCall	29,509	*
Graeme Horwood	2,951	*
Gene Pierce	5,533	*
All directors and executive officers as a group (7 persons)	245,589	2.7%

 *              Less than 1%.

(1)          Except as otherwise indicated, the address for all persons shown on this table is c/o True Temper Sports, Inc., 8275 Tournament Drive, Suite 200, Memphis, TN 38125.

Item 13.  Certain Relationships and Related Transactions

Stock Purchase Agreement

In accordance with the terms of the Purchase Agreement by and among TTS Holdings LLC, True Temper Corporation, and True Temper Sports, LLC and others dated January 30, 2004 (the “Stock Purchase Agreement”), Sellers, as defined in the Stock Purchase Agreement, have indemnified TTS Holdings, LLC, the purchaser, against any and all damages resulting from any misrepresentation or breach of warranty of Sellers contained in the Stock Purchase Agreement, for claims made within 18 months following the closing date, except that claims involving environmental matters, tax matters, or employee benefit matters shall survive for a period of 36 months following the closing date. The indemnification obligations of the Sellers under the Stock Purchase Agreement are generally subject to a $10.0 million basket amount and are limited to an aggregate payment of no more than the total amount held in escrow.

Stockholders Agreement

Upon the consummation of the Stock Purchase Agreement, TTC and all of its stockholders, including TTS Holdings, LLC, entered into a stockholders agreement. The stockholders agreement:

(1)          requires that each of the parties vote all of their voting securities of TTC and take all other necessary or desirable actions to cause the size of the board of directors of TTC to be established at the number of members determined by TTS Holdings, LLC and to cause designees of TTS Holdings, LLC representing a majority of the board of directors to be elected to the board of directors of TTC;

(2)          grants TTC and TTS Holdings, LLC a right of first refusal on any proposed transfer of shares of capital stock of TTC held by any of the stockholders;

(3)          grants tag-along rights on certain transfers of shares of capital stock of TTC;

(4)          requires the stockholders to consent to a sale of TTC to an independent third party if such sale is approved by certain holders of the then outstanding shares of the company’s voting common stock; and

Management Services Agreement

In connection with the stock purchase agreement, True Temper entered into a management services agreement with Gilbert Global. In accordance with this agreement, Gilbert Global has agreed to provide:

(1)          general management services;

(2)          assistance with the identification, negotiation and analysis of acquisitions and dispositions;

(3)          assistance with the negotiation and analysis of financial alternatives; and

(4)          other services agreed upon by True Temper and Gilbert Global.

In exchange for such services, Gilbert Global or its nominee receives:

(1)          an annual advisory fee of $0.5 million payable quarterly, plus reasonable out-of-pocket expenses;

(2)          a transaction fee in an amount equal to 1.25% of the aggregate transaction value in connection with the consummation of any material acquisition, divestiture, financing or refinancing by True Temper or any of its subsidiaries; and

(3)          a one-time transaction fee of $2.5 million upon the consummation of the recapitalization.

The management services agreement has an initial term of five years, subject to automatic one-year extensions unless we or Gilbert Global provide written notice of termination. The annual advisory fee of $0.5 million is an obligation of ours and is also contractually subordinated to the Notes and the senior credit facilities.  In addition to reimbursing Gilbert Global for reasonable out-of-pocket expenses, the Company paid Gilbert Global $2.8 million in 2004, in accordance with the agreement.

Item 14.  Principal Accountants Fees and Services

The following table represents aggregate fees billed to the Company for fiscal years ended December 31 by KPMG LLP, the Company’s principal accounting firm.

	Fiscal Years Ended
	2004	2003
Audit fees	$159,000	$112,000
Audit-related fees (1)	17,500	8,300
Tax Fees (2)	40,310	40,274
All other fees (3)	130,906	28,231
Total fees (4)	$347,716	$188,805

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

Auditor Fees Pre-approval Policy

In 2003, the Audit Committee adopted a policy concerning approval of audit and non-audit services to be provided by the independent auditor to the Company.  The policy requires that all services KPMG LLP, the Company’s independent auditor, may provide to the Company, including audit services and permitted audit-related and non-audit services, excluding certain designated tax services, must be approved by the Audit Committee.  The Committee approved all audit and non-audit services provided by KPMG during fiscal 2004.

PART IV

Item 15.  Exhibits and Financial Statements Schedule

1.         Financial Statements.  The following financial statements of True Temper Sports, Inc. have been included in part II, item 8 of this report on Form 10-K.

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the period ended March 14, 2004, the period ended December 31, 2004 and for the years ended December 31, 2003 and 2002
Consolidated Balance Sheets at December 31, 2004 and 2003
Consolidated Statements of Stockholder’s Equity and Comprehensive Income for the period ended March 14, 2004, the period ended December 31, 2004 and for the years ended December 31, 2003 and 2002
Consolidated Statements of Cash Flows for the period ended March 14, 2004, the period ended December 31, 2004 and for the years ended December 31, 2003 and 2002
Notes to the Consolidated Financial Statements

2.      Financial Statement Schedule.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at Ended of Period
	Dollars in thousands
	(debit)/credit
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 2002	539	220	—	(106)	653
Year Ended December 31, 2003	653	256	—	(77)	832
Year Ended December 31, 2004	832	109	—	(26)	915

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

Dated: March 30, 2005

True Temper Sports, Inc.

	By:	/s/ SCOTT C. HENNESSY
	Name:	Scott C. Hennessy
	Title:	President and Chief Executive Officer

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 30, 2005.

By:	/s/ STEVEN J. GILBERT
Name:	Steven J. Gilbert
Title:	Director and Co-Chairman

By:	/s/ STEVEN KOTLER
Name:	Steven Kotler
Title:	Director and Co-Chairman

By:	/s/ ERIC L. BUNTING
Name:	Eric L. Bunting
Title:	Director

By:	/s/ RICHARD W GAENZLE, JR.
Name:	Richard W. Gaenzle, Jr.
Title:	Director

By:	/s/ JEFFREY W. JOHNSON
Name:	Jeffrey W. Johnson
Title:	Director

By:	/s/ WILLIAM P. LAUDER
Name:	William P. Lauder
Title:	Director

By:	/s/ SCOTT C. HENNESSY
Name:	Scott C. Hennessy
Title:	President, Chief Executive Officer and Director

By:	/s/ FRED H. GEYER
Name:	Fred H. Geyer
Title:	Sr. Vice President and Chief Operating Officer

By:	/s/ JASON A. JENNE
Name:	Jason A. Jenne
Title:	Vice President and Chief Financial Officer

INDEX TO EXHIBITS

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

12.1	Computation of Ratio of Earnings To Fixed Charges**

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Incorporated by reference

** Filed herewith