Form 10-Q
period 2005-04-03
TRUE TEMPER SPORTS INC
filed 2005-05-17
CIK 1078547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-72343

TRUE TEMPER SPORTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	3949	52-2112620
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

As of May 17, 2005 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

TRUE TEMPER SPORTS, INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands)

	Successor Company		Predecessor Company
	Period from January 1 to April 3, 2005	Period from March 15 to March 28, 2004	Period from January 1 to March 14, 2004

NET SALES	$32,103	$9,964	$20,247
Cost of sales	19,234	5,988	11,871
GROSS PROFIT	12,869	3,976	8,376

Selling, general and administrative expenses	4,188	564	3,635
Amortization of intangible assets	3,456	—	—
Business development, start-up costs and transition costs	65	83	100
Transaction and reorganization expenses	—	—	5,381
Loss on early extinguishment of long-term debt	—	—	9,217
OPERATING INCOME (LOSS)	5,160	3,329	(9,957)

Interest expense, net of interest income	4,767	685	2,498
Other expenses (income), net	12	2	(2)
INCOME (LOSS) BEFORE INCOME TAXES	381	2,642	(12,453)

Income tax expense (benefit)	197	1,045	(2,845)
NET INCOME (LOSS)	$184	$1,597	$(9,608)

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	April 3, 2005	December 31, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,286	$3,337
Receivables, net	20,137	14,578
Inventories	19,337	21,910
Prepaid expenses and other current assets	3,102	3,533
Total current assets	46,862	43,358

Property, plant and equipment, net	13,157	13,407
Goodwill, net	150,883	150,883
Intangible assets, net	142,810	146,266
Other assets	6,642	6,911
Total assets	$360,354	$360,825

LIABILITIES & STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$818	$545
Accounts payable	5,350	4,356
Accrued expenses and other current liabilities	7,907	9,796
Total current liabilities	14,075	14,697

Deferred tax liability, net	5,531	5,403
Long-term debt, net of current portion	231,907	232,180
Other liabilities	7,342	7,215
Total liabilities	258,855	259,495

STOCKHOLDER’S EQUITY
Common stock — par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	111,943	111,943
Accumulated deficit	(10,280)	(10,464)
Accumulated other comprehensive loss, net of taxes	(164)	(149)
Total stockholder’s equity	101,499	101,330
Total liabilities and stockholder’s equity	$360,354	$360,825

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Successor Company		Predecessor Company
	Period from January 1 to April 3, 2005	Period from March 15 to March 28, 2004	Period from January 1 to March 14, 2004
OPERATING ACTIVITIES
Net income (loss)	$184	$1,597	$(9,608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	685	78	671
Amortization of deferred financing costs	363	—	109
Amortization of intangible assets	3,456	—	—
Transaction and reorganization expenses	—	—	5,381
Loss on early extinguishment of long-term debt	—	—	9,217
Deferred taxes	128	1,081	(3,015)
Changes in operating assets and liabilities, net	(3,391)	(2,155)	227
Net cash provided by operating activities	1,425	601	2,982

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(435)	(42)	(330)
Net cash used in investing activities	(435)	(42)	(330)

FINANCING ACTIVITIES
Proceeds from issuance of bank debt	—	110,000	—
Proceeds from issuance of Senior Subordinated Notes	—	125,000	—
Principal payments on bank debt	—	—	(7,700)
Repay bank debt, including accrued interest	—	(6,335)	—
Call Senior Subordinated Notes, including accrued interest and call premium	—	(109,455)	—
Payment of debt issuance costs	—	(8,455)	—
Distribution of net equity to selling shareholders	—	(102,518)	—
Transaction and reorganization expenses, including cash payments for direct acquisition costs	—	(8,280)	(463)
Other financing activity	(41)	—	(42)
Net cash used in financing activities	(41)	(43)	(8,205)

Net increase (decrease) in cash	949	516	(5,553)
Cash at beginning of period	3,337	2,836	8,389
Cash at end of period	$4,286	$3,352	$2,836

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise indicated)

1)  Basis of Presentation

The accompanying unaudited financial statements of True Temper Sports, Inc. (“True Temper” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004. In the opinion of management, the financial statements as of and for the periods ended April 3, 2005 and March 28, 2004 include all adjustments, consisting of only normal recurring adjustments, which are necessary for the fair presentation of results for interim periods.

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

On January 30, 2004, TTS Holdings LLC, a company formed by Gilbert Global Equity Partners, L.P. and its affiliated funds (“Gilbert Global”), entered into a stock purchase agreement with the Company’s direct parent company, True Temper Corporation, pursuant to which TTS Holdings LLC and certain of the Company’s senior management purchased all of the outstanding shares of True Temper Corporation.  In connection with this acquisition, and effective on March 15, 2004, the Company repaid all of its outstanding 2002 senior credit facility, redeemed all of its 10 7/8% senior subordinated notes due 2008, and made certain payments of the net remaining equity of the predecessor company to the selling shareholders.  These payments were financed with the net proceeds of a new senior credit facility and new 8 3/8% senior subordinated notes due 2011.

This transaction was accounted for by the Company’s parent company using the purchase method of accounting.  As the Company is a wholly owned subsidiary of True Temper Corporation, the Company has “pushed down” the effect of the purchase method of accounting to these financial statements.  These financial statements and accompanying notes present the historical cost basis results of the Company as “predecessor company” through March 14, 2004, and the results of the Company as “successor company” from March 15, 2004 through April 3, 2005, accordingly, the successor company presentation is not comparable to the predecessor company presentation due to the different basis of accounting.  The financial statements have also been separated by a vertical dashed line into predecessor company and successor company results where necessary.

2)  Inventories

	April 3, 2005	December 31, 2004
Raw materials	$5,268	$4,601
Work in process	2,072	2,182
Finished goods	11,997	15,127
Total	$19,337	$21,910

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

	Successor Company		Predecessor Company
	Period from January 1 to April 3, 2005	Period from March 15 to March 28, 2004	Period from January 1 to March 14, 2004
Net sales:
Golf shafts	$30,645	$9,379	$19,067
Performance sports	1,458	585	1,180
Total	$32,103	$9,964	$20,247
Gross profit:
Golf shafts	$12,578	$3,801	$8,080
Performance sports	291	175	296
Total	$12,869	$3,976	$8,376

Following is a reconciliation of total reportable segment gross profit to total Company income (loss) before income taxes:

	Successor Company		Predecessor Company
	Period from January 1 to April 3, 2005	Period from March 15 to March 28, 2004	Period from January 1 to March 14, 2004
Total reportable segment gross profit	$12,869	$3,976	$8,376
Less:
Selling, general and administrative expenses	4,188	564	3,635
Amortization of intangible assets	3,456	—	—
Business development, start-up costs and transition costs	65	83	100
Transaction and reorganization expenses	—	—	5,381
Loss on early extinguishment of long-term debt	—	—	9,217
Interest expense, net of interest income	4,767	685	2,498
Other expense (income), net	12	2	(2)
Total Company income (loss) before income taxes	$381	$2,642	$(12,453)

4)  Comprehensive Income

Total comprehensive income and its components for the periods covered by this report are as follows:

	Successor Company		Predecessor Company
	Period from January 1 to April 3, 2005	Period from March 15 to March 28, 2004	Period from January 1 to March 14, 2004
Net income (loss)	$184	$1,597	$(9,608)
Mark to market adjustment on derivative instruments, net of taxes	(15)	75	(121)
Total comprehensive income (loss)	$169	$1,672	$(9,729)

5)  Acquisition by Gilbert Global

On January 30, 2004, TTS Holdings LLC, a company formed by Gilbert Global, entered into a stock purchase agreement with the Company’s direct parent company, True Temper Corporation, pursuant to which TTS Holdings LLC and certain of the Company’s senior management purchased all of the outstanding shares of True Temper Corporation.  In connection with this acquisition, and effective on March 15, 2004, the Company repaid all of its outstanding 2002 senior credit facility, redeemed all of its 10 7/8% senior subordinated notes due 2008, and made certain payments of the net remaining equity of the predecessor company to the selling shareholders.  These payments were financed with the net proceeds of a new senior credit facility and new 8 3/8% senior subordinated notes due 2011.

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

At the time of the transaction the predecessor company recorded certain transaction related expenses totaling $5.4 million.  These expenses consist primarily of investment banking merger and acquisition fees, legal fees and other incidental costs and expenses typically incurred in an acquisition of this nature.  Also, as a direct result of the early extinguishment of the predecessor company’s long-term debt, expenses totaling $9.2 million were incurred consisting primarily of the write-off of the remaining deferred financing costs related to the 10 7/8% senior subordinated notes due 2008 and the 2002 senior credit facility, and the early extinguishment call premium and related interest incurred when the Company redeemed the 10 7/8% senior subordinated notes on March 15, 2004.

The following unaudited pro forma financial information is presented as if the aforementioned transaction, and all related purchase accounting adjustments, had occurred as of January 1, 2004.  The pro forma amounts contain certain adjustments, including, (i) an adjustment to interest expense to reflect the extinguishment of the 10 7/8% Senior Subordinated Notes due 2008 and the 2002 senior credit facility, and the issuance of the 8 3/8% Senior Subordinated Notes due 2011 and 2004 senior credit facility, (ii) the elimination of transaction and reorganization expenses and the loss on early extinguishment of long-term debt, which are both non-recurring, (iii) the additional charge to operating income for the amortization of intangible assets and (iv) the related tax effect of the adjustments described above.

Period from January 1 to March 28, 2004
Net sales	$30,211
Income before income taxes	$3,968
Net income	$2,368

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the more detailed information in the Company’s 2004 Annual Financial Statements, including the notes thereto, appearing most recently in our 2004 Annual Report on Form 10-K, filed with the SEC on March 30, 2005.

Company Overview

True Temper Sports, Inc. (“True Temper” or the “Company”), a wholly owned subsidiary of True Temper Corporation (“TTC”), is a leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers (“OEM’s”) and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance sports products that offer high strength and tight tolerance tubular components to the bicycle, hockey and other recreational sports markets. In calendar 2004, golf shaft sales represented 94% of total revenues, and performance sports sales represented 6%. This sales split has remained relatively consistent during the first quarter of 2005.

Purchase Agreement for True Temper Corporation

On January 30, 2004, TTS Holdings LLC, a company formed by Gilbert Global Equity Partners, L.P. and its affiliated funds (“Gilbert Global”), entered into a stock purchase agreement with the Company’s direct parent company, True Temper Corporation, pursuant to which TTS Holdings LLC and certain of the Company’s senior management purchased all of the outstanding shares of TTC (“Gilbert Global Acquisition”).  In connection with this acquisition, and effective on March 15, 2004, the Company repaid all of its outstanding 2002 senior credit facility, redeemed all of its 10 7/8% senior subordinated notes due 2008, and made certain payments of the net remaining equity of the predecessor company to the selling shareholders.  These payments were financed with the net proceeds of a new senior credit facility and new 8 3/8% senior subordinated notes due 2011.

The Gilbert Global Acquisition was accounted for by the Company’s parent company using the purchase method of accounting.  As the Company is a wholly owned subsidiary of TTC, the Company has “pushed down” the effect of the purchase method of accounting to these financial statements.  The Company’s financial statements and accompanying notes present the historical cost basis results of the Company as “predecessor” through March 14, 2004, and the results of the Company as “successor” from March 15, 2004 through April 3, 2005, accordingly, certain elements of the successor company presentation are not comparable to the predecessor company presentation due to the different basis of accounting.

For purposes of the following discussion regarding the Company’s results of operations and cash flow, the Company has combined the results of the predecessor and successor companies in 2004 in order to compare the results to the results in 2005.  Material variances caused by the different basis of accounting have been disclosed where applicable.

Results of Operations

The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

	Successor Company	Combined Company	Predecessor Company	Successor Company
	Period from January 1 to April 3, 2005	Period from January 1 to March 28, 2004	Period from January 1 to March 14, 2004	Period from March 15 to March 28, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.9	59.1	58.6	60.1
Gross profit	40.1	40.9	41.4	39.9
Selling, general and administrative expenses	13.0	13.9	18.0	5.7
Amortization of intangible assets	10.8	—	—	—
Business development, start-up costs and transition costs	0.2	0.6	0.5	0.8
Transaction and reorganization expenses	—	17.8	26.6	—
Loss on early extinguishment of long-term debt	—	30.5	45.5	—
Operating income (loss)	16.1	(21.9)	(49.2)	33.4
Interest expense, net of interest income	14.8	10.5	12.3	6.9
Other expenses (income), net	—	—	—	—
Income (loss) before income taxes	1.2	(32.5)	(61.5)	26.5
Income tax expense (benefit)	0.6	(6.0)	(14.1)	10.5
Net income (loss)	0.6%	(26.5)%	(47.5)%	16.0%

First Quarter Ended April 3, 2005 Compared to the First Quarter Ended March 28, 2004

Net Sales for the first quarter of 2005 increased $1.9 million, or 6.3%, to $32.1 million from $30.2 million in the first quarter of 2004. Golf shaft sales increased $2.2 million, or 7.7%, to $30.6 million compared to the $28.4 million realized in the first quarter of 2004.  This improvement in revenue was driven by greater unit sales of both steel and graphite golf shafts.  The increased unit volume can be attributed to several factors, including (i) increased demand for True Temper’s new product offerings such as the Dynamic Gold SL steel shaft and the Grafalloy ProLaunch graphite shaft, (ii) a greater number of successful new club introductions from several key OEM partners, specifically in the iron category, (iii) general reductions in the overall wholesale and retail channel inventory positions as compared to prior year levels, and (iv) increased acceptance and usage of the Company’s graphite golf shaft products in certain OEM partners’ custom option programs, primarily in the Grafalloy Blue and ProLaunch family of products.  In addition to these unit volume drivers, the Company also experienced a favorable product mix within its premium steel golf shaft category which further benefited overall revenue.

Performance sports sales decreased $0.3 million, or 17.4%, to $1.5 million in the first quarter of 2005 from $1.8 million in the first quarter of 2004.  This decline is reflective of the Company’s continued shift in product focus away from non-branded, non-sporting goods offerings, and to the growing bike and composite hockey markets.  Sales to these key markets increased slightly between the first quarter of 2004 and first quarter of 2005.

Net sales to international customers increased $1.0 million, or 9.4%, to $12.0 million in the first quarter of 2005 from $11.0 million in the same period of 2004.  This increase resulted primarily from the same overall golf industry drivers and True Temper specific issues described above.

Gross Profit for the first quarter of 2005 increased $0.5 million, or 4.2%, to $12.9 million from $12.4 million in the first quarter of 2004. Gross profit as a percentage of net sales decreased to 40.1% in the first quarter of 2005 from 40.9% in the first quarter of 2004.  The decrease in gross profit as a percentage of net sales was driven primarily by (i) an increase in the cost of raw materials and natural gas and (ii) the unfavorable impact on gross profit margins resulting from the execution of the Company’s inventory reduction plan, which was initiated during the first quarter of 2005 and targets a full year reduction of $3.0 to $5.0 million in total inventory.  These two unfavorable factors were partially offset by (i) improved foreign currency exchange rates, (ii) increased selling prices and favorable product mix in the golf shaft category, and (iii) favorable operating improvements from productivity and cost control programs at the Company’s manufacturing facilities.

Selling, General and Administrative Expenses (“SG&A”) for the first quarter of 2005 remained relatively flat at $4.2 million when compared to the first quarter of 2004. SG&A as a percentage of net sales decreased to 13.0% in the first quarter of 2005 from 13.9% in the first quarter of 2004.  This decrease in SG&A as a percentage of net sales was due primarily to the increase in sales between periods.

During the first quarter of 2005 the Company spent approximately $0.1 million on its initial compliance project related to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”).  In 2004 the Company spent approximately $0.1 million on SOX initial compliance, all in the fourth quarter.

Amortization of Intangible Assets for the first quarter of 2005 was $3.5 million.  Intangible assets were acquired in connection with the Gilbert Global Acquisition.  Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.  There was no amortization of intangible assets in the first quarter of 2004.

Business Development, Start-Up Costs and Transition Costs for the first quarter of 2005 decreased $0.1 million, to $0.1 million from $0.2 million in the first quarter of 2004.  These costs represent various start-up business expenses related to the opening of the Company’s composite manufacturing operation in Southern China, and the related down-sizing costs incurred at the Company’s El Cajon, California facility.

Transaction and Reorganization Expenses for the first quarter of 2004 were $5.4 million and were incurred in conjunction with the Gilbert Global Acquisition which closed on March 15, 2004.  These transaction related expenses include (i) investment banking merger and acquisition fees, (ii) legal fees, and (iii) other incidental costs and expenses related to the sale of TTC.  No such transaction and reorganization expenses were incurred during the first quarter of 2005.

Loss on the Early Extinguishment of Long-Term Debt for the first quarter of 2004 was $9.2 million.  The costs recorded as loss on the early extinguishment of long-term debt include (i) the write-off of the remaining deferred financing costs related to our 10 7/8% senior subordinated notes and the Company’s 2002 senior credit facility, and (ii) the early extinguishment call premium and related interest the Company incurred when the Company redeemed the 10 7/8% senior subordinated notes on March 15, 2004.  No long-term debt was extinguished during the first quarter of 2005.

Operating Income (Loss) for the first quarter of 2005 was an operating income of $5.2 million as compared to an operating loss of $6.6 million in the first quarter of 2004.  This increase reflects the profit impact of the items described above.

Interest Expense for the first quarter of 2005 increased to $4.8 million from $3.2 million in the first quarter of 2004.  This increase was driven primarily by the increase in outstanding principal amounts of variable rate bank debt and fixed rate bonds, offset somewhat by a decrease in the interest rate on the Company’s fixed rate debt between periods.

Income Tax Expense (Benefit)increased in the first quarter of 2005 to an income tax expense of $0.2 million compared to an income tax benefit of $1.8 million in the first quarter of 2004. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.  For the period from January 1, 2004 through March 14, 2004 the effective tax rate also differs due to the nondeductible nature of a portion of transaction and reorganization expenses.

Net Income (Loss) for the first quarter of 2005 increased to $0.2 million of income as compared to $8.0 million of a net loss in the first quarter of 2004. This increase reflects the profit impact of the items described above.

Liquidity and Capital Resources

  General

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

The Company used the proceeds from the 2004 Senior Credit Facility and the 8 3/8% Notes to pay off the existing debt that was outstanding at closing on March 15, 2004, and to make a distribution of the net remaining equity to the selling shareholders.

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

On September 24, 2004 the Company executed an amendment to its 2004 Senior Credit Facility (the “Amendment”).  The Amendment provided adjustments to certain specified financial ratios and tests included in the 2004 Senior Credit Facility.  As part of the Amendment, the margin adder on LIBOR based loans was increased from 2.50% to between 2.75% and 3.00%, depending on financial ratios, beginning September 24, 2004 and continuing through December 31, 2005.  At April 3, 2005 the Company was in compliance with all of the covenants in both the 2004 Senior Credit Facility and the 8 3/8% Notes.

First Quarter Ended April 3, 2005 Compared to the First Quarter Ended March 28, 2004

Net cash provided by operating activities declined $2.2 million between periods.  This decline relates primarily to the change in the Company’s semi-annual payment dates for interest on its fixed rate notes.  During the first quarter of 2005 the Company paid cash interest on its 8 3/8% Notes totaling $5.2 million.  Cash interest on fixed rate debt did not affect cash provided by operations in the first quarter of 2004, as it was included as part of the financing activity completed in conjunction with the Gilbert Global Acquisition.

Net cash used in investing activities remained relatively consistent as the Company spent $0.4 million during the first quarter of 2005 and 2004 for capital expenditures.

The Company used less than $0.1 million cash for financing activities in the first quarter of 2005 as compared to $8.2 million in the first quarter of 2004.  The 2004 activity was the result of the Gilbert Global Acquisition as noted above.  On March 15, 2004, the proceeds from issuing the 2004 Senior Credit Facility and the proceeds from issuing the 8 3/8% Notes, plus cash generated from operations during the first quarter, and cash on hand at the beginning of that quarter were used to (i) repay the outstanding principal and interest on the Company’s 2002 senior credit facility, (ii) redeem and repay the 10 7/8% Notes including accrued and unpaid interest and early redemption call premium, (iii) pay for debt issuance costs on the 2004 senior credit facility and the 8 3/8% Notes, (iv) pay for transaction and reorganization expenses, and (v) make a distribution of the net remaining equity to the selling shareholders.

Existing Contractual Cash Obligations

The following table reflects the Company’s contractual cash obligations for long-term debt and capital and operating leases as of April 3, 2005 (dollars in millions):

	Total	2005	2006 through 2007	2008 through 2009	Thereafter
Long-Term Debt(1)	$232.7	$0.5	$2.2	$2.2	$227.8
Operating Leases	2.7	0.8	1.4	0.5	—
Total(2)	$235.4	$1.3	$3.6	$2.7	$227.8

(1)          Our long-term debt agreements contain customary change of control provisions that could, under certain circumstances, cause accelerated debt repayment.

(2)          This table does not include our future obligations related to the funding of our pension benefits.

Future Cash Generation and Use

Currently our intention is to use existing cash and cash provided from future operations, if any, as allowed within the covenants of the 2004 Senior Credit Facility and the 8 3/8% Notes, to:

•                  Repay the principal on the 2004 Senior Credit Facility; and / or

•                  To make additional investments in the business for growth, which may include, among other things, capital expenditures, business acquisitions, and/or expenditures for business development and expansion in China.

In addition to the debt service obligations for principal and interest payments, the Company’s liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment.  The Company intends to fund its current and long-term working capital, capital expenditure and debt service requirements through cash flow generated from operations.  However, since there can be no assurance of future performance, as of April 3, 2005 the Company has the $20.0 million revolving credit facility available for future cash requirements.  The maximum amount the Company may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the 2004 Senior Credit Facility.

In addition to the Company’s cash obligations for interest and principal payments related to its debt obligations, the Company also has a management services agreement with an affiliate of Gilbert Global, which requires the payment of an annual advisory fee of $0.5 million.

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

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123(R)”).  Statement 123(R) replaces FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  Statement 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or the liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award.  Statement 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005.  The Company does not believe the adoption of Statement 123(R) will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.”  SFAS No. 151 indicates that “abnormal” amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges (when actual production defect rates vary significantly from expected rates) and requires the allocation of fixed production overheads to inventory based on the “normal capacity”, as defined, of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company has not yet determined the impact, if any, of adopting SFAS No. 151.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by the Company. This document contains forward-looking statements, including but not limited to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All statements which address future operating or financial performance, events or developments that the Company expects, plans, believes, hopes, wishes, forecasts, predicts, intends, or anticipates will occur in the future, and other similar meanings or phrases, are forward-looking statements within the meaning of the Act.

The forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance. However, there are many risk factors, including but not limited to, the Company’s substantial leverage, the Company’s ability to service its debt, the general state of the economy, the Company’s ability to execute its plans, fluctuations in the price and availability of energy, fluctuations in the price and availability of raw materials, potentially significant increases to employee health and welfare costs, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in the Company’s forward-looking statements. Additional information concerning the Company’s risk factors is contained from time to time in the Company’s public filings with the SEC; and most recently in the Business Risks section of Item 1 to Part 1 of the Company’s 2004 Annual Report on Form 10-K filed with the SEC on March 30, 2005.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The table below provides information about the Company’s debt obligations as of April 3, 2005 that are sensitive to changes in interest rates. The table presents cash flows and related weighted average interest rates by expected maturity dates (dollars in millions).

	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total
LONG TERM DEBT
Fixed-Rate 8 3/8% Senior Subordinated Notes	$—	$—	$—	$—	$—	$125.0	$125.0
Average Interest Rate						8.38%	8.38%
Variable Rate Senior Credit Facility	$0.5	$1.1	$1.1	$1.1	$1.1	$102.8	$107.7
Average Interest Rate (a)							5.83%

(a)            Variable rate long-term debt is comprised of term loans under the 2004 Senior Credit Facility, which provides for interest at the Company’s option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 2.00%, or (2) under a LIBOR option with a borrowing spread of LIBOR plus 2.50% to 3.00%, depending on certain financial ratios.

The Company’s operating results are affected by changes in interest rates primarily as a result of borrowings under the 2004 Senior Credit Facility. If interest rates increased by 25 basis points, interest expense would have increased by approximately $0.1 million for the quarterly period ended April 3, 2005, based on balances outstanding during the quarterly period then ended.

Information concerning the Company’s market risks related to foreign exchange rates and commodities is contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2004 Annual Report on Form 10-K, as filed with the SEC on March 30, 2005. This information has been omitted from this report as there have been no material changes to the Company’s risks related to foreign exchange rates and commodities as of April 3, 2005.

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

—Not applicable—

Item 3.           Defaults Upon Senior Securities

—None—

Item 4.           Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended April 3, 2005.

Item 5.           Other Information

—Not Applicable—

Item 6.           Exhibits

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

*                                         Incorporated by reference.

**                                  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on May 17, 2005.

True Temper Sports, Inc.

By:	/s/ SCOTT C. HENNESSY

Name: Scott C. Hennessy
Title:	President and Chief Executive Officer

By:	/s/ JASON A. JENNE

Name: Jason A. Jenne
Title:	Vice President, Chief Executive Officer and Treasurer