Form 10-Q
period 2005-07-03
TRUE TEMPER SPORTS INC
filed 2005-08-17
CIK 1078547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 2005

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

As of August 17, 2005 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

TRUE TEMPER SPORTS, INC.

PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands)

	Quarterly		Year – To – Date
	Successor Company		Successor Company		Predecessor Company
	Period from April 4 to July 3, 2005	Period from March 29 to June 27, 2004	Period from January 1 to July 3, 2005	Period from March 15 to June 27, 2004	Period from January 1 to March 14, 2004

NET SALES	$32,565	$25,333	$64,668	$35,297	$20,247
Cost of sales	19,314	15,123	38,548	21,111	11,871
GROSS PROFIT	13,251	10,210	26,120	14,186	8,376

Selling, general and administrative expenses	3,947	3,339	8,135	3,903	3,635
Amortization of intangible assets	3,456	—	6,912	—	—
Business development, start-up and transition costs	70	99	135	182	100
Transaction and reorganization expenses	—	—	—	—	5,381
Loss on early extinguishment of long- term debt	—	—	—	—	9,217
OPERATING INCOME (LOSS)	5,778	6,772	10,938	10,101	(9,957)

Interest expense, net of interest income	4,759	3,994	9,526	4,679	2,498
Other expenses (income), net	21	12	33	14	(2)
INCOME (LOSS) BEFORE INCOME TAXES	998	2,766	1,379	5,408	(12,453)

Income tax expense (benefit)	428	1,053	625	2,098	(2,845)
NET INCOME (LOSS)	$570	$1,713	$754	$3,310	$(9,608)

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	July 3, 2005	December 31, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,483	$3,337
Receivables, net	19,399	14,578
Inventories	20,264	21,910
Prepaid expenses and other current assets	3,742	3,533
Total current assets	47,888	43,358

Property, plant and equipment, net	13,371	13,407
Goodwill, net	150,883	150,883
Intangible assets, net	139,354	146,266
Other assets	6,372	6,911
Total assets	$357,868	$360,825

LIABILITIES & STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$—	$545
Accounts payable	5,417	4,356
Accrued expenses and other current liabilities	11,417	9,796
Total current liabilities	16,834	14,697

Deferred tax liability, net	5,903	5,403
Long-term debt, net of current portion	225,725	232,180
Other liabilities	7,337	7,215
Total liabilities	255,799	259,495

STOCKHOLDER’S EQUITY
Common stock — par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	111,943	111,943
Accumulated deficit	(9,710)	(10,464)
Accumulated other comprehensive loss, net of taxes	(164)	(149)
Total stockholder’s equity	102,069	101,330
Total liabilities and stockholder’s equity	$357,868	$360,825

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Successor Company		Predecessor Company
	Period from January 1 to July 3, 2005	Period from March 15 to June 27, 2004	Period from January 1 to March 14, 2004
OPERATING ACTIVITIES
Net income (loss)	$754	$3,310	$(9,608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,349	836	671
Amortization of deferred financing costs	726	309	109
Amortization of intangible assets	6,912	—	—
Transaction and reorganization expenses	—	—	5,381
Loss on early extinguishment of long-term debt	—	—	9,217
Deferred taxes	500	2,069	(3,015)
Changes in operating assets and liabilities, net	(696)	(748)	227
Net cash provided by operating activities	9,545	5,776	2,982

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,313)	(617)	(330)
Net cash used in investing activities	(1,313)	(617)	(330)

FINANCING ACTIVITIES
Proceeds from issuance of bank debt	—	110,000	—
Proceeds from issuance of Senior Subordinated Notes	—	125,000	—
Principal payments on bank debt	(7,000)	—	(7,700)
Repayment of bank debt, including accrued interest	—	(6,335)	—
Call Senior Subordinated Notes, including accrued interest and call premium	—	(109,160)	—
Payment of debt issuance costs	—	(8,673)	—
Distribution of net equity to selling sharholders	—	(102,518)	—
Transaction and reorganization expenses, including cash payments for direct acquisition costs	—	(10,780)	(463)
Other financing activity	(86)	—	(42)
Net cash used in financing activities	(7,086)	(2,466)	(8,205)

Net increase (decrease) in cash	1,146	2,693	(5,553)
Cash at beginning of period	3,337	2,836	8,389
Cash at end of period	$4,483	$5,529	$2,836

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise indicated)

1)  Basis of Presentation

The accompanying unaudited financial statements of True Temper Sports, Inc. (“True Temper” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004. In the opinion of management, the financial statements as of and for the periods ended July 3, 2005 and June 27, 2004 include all adjustments, consisting of only normal recurring adjustments, which are necessary for the fair presentation of results for interim periods.

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

This transaction was accounted for by the Company’s parent company using the purchase method of accounting.  As the Company is a wholly owned subsidiary of True Temper Corporation, the Company has “pushed down” the effect of the purchase method of accounting to these financial statements.  These financial statements and accompanying notes present the historical cost basis results of the Company as “predecessor company” through March 14, 2004, and the results of the Company as “successor company” from March 15, 2004 through July 3, 2005, accordingly, the successor company presentation is not comparable to the predecessor company presentation due to the different basis of accounting.  The financial statements have also been separated by a vertical dashed line into predecessor company and successor company results where necessary.

2)  Inventories

	July 3, 2005	December 31, 2004
Raw materials	$4,895	$4,601
Work in process	1,871	2,182
Finished goods	13,498	15,127
Total	$20,264	$21,910

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

	Quarterly		Year – To – Date
	Successor Company		Successor Company		Predecessor Company
	Period from April 4 to July 3, 2005	Period from March 29 to June 27, 2004	Period from January 1 to July 3, 2005	Period from March 15 to June 27, 2004	Period from January 1 to March 14, 2004
Net sales:
Golf shafts	$30,787	$23,981	$61,432	$33,360	$19,067
Performance sports	1,778	1,352	3,236	1,937	1,180
Total	$32,565	$25,333	$64,668	$35,297	$20,247

Gross profit:
Golf shafts	$12,807	$9,936	$25,385	$13,736	$8,080
Performance sports	444	274	735	450	296
Total	$13,251	$10,210	$26,120	$14,186	$8,376

Following is a reconciliation of total reportable segment gross profit to total Company income (loss) before income taxes:

	Quarterly		Year – To – Date
	Successor Company		Successor Company		Predecessor Company
	Period from April 4 to July 3, 2005	Period from March 29 to June 27, 2004	Period from January 1 to July 3, 2005	Period from March 15 to June 27, 2004	Period from January 1 to March 14, 2004
Total reportable segment gross profit	$13,251	$10,210	$26,120	$14,186	$8,376
Less:
Selling, general and administrative expenses	3,947	3,339	8,135	3,903	3,635
Amortization of intangible assets	3,456	—	6,912	—	—
Business development, start-up and transition costs	70	99	135	182	100
Transaction and reorganization expenses	—	—	—	—	5,381
Loss on early extinguishment of long-term debt	—	—	—	—	9,217
Interest expense, net of interest income	4,759	3,994	9,526	4,679	2,498
Other expense (income), net	21	12	33	14	(2)
Total Company income (loss) before income taxes	$998	$2,766	$1,379	$5,408	$(12,453)

4)  Comprehensive Income

Total comprehensive income and its components for the periods covered by this report are as follows:

	Quarterly		Year – To – Date
	Successor Company		Successor Company		Predecessor Company
	Period from April 4 to July 3, 2005	Period from March 29 to June 27, 2004	Period from January 1 to July 3, 2005	Period from March 15 to June 27, 2004	Period from January 1 to March 14, 2004
Net income (loss)	$570	$1,713	$754	$3,310	$(9,608)
Mark to market adjustment on foreign currency derivative instruments, net of taxes	—	(20)	(15)	55	(121)
Total comprehensive income (loss)	$570	$1,693	$739	$3,365	$(9,729)

5)  Transaction and Reorganization

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

In connection with the acquisition, the Company conducted an assessment and valuation of all tangible and intangible assets acquired.  The results of this exercise are reflected in the allocation table above.  Of particular note was (i) the establishment of intangible assets in an aggregate amount of approximately $157.3 million based on both internal Company assessments and a study conducted by an independent firm specializing in intangible asset valuation; and (ii) the write-up of inventory by approximately $11.7 million to reflect the estimated fair value of inventory at the date of acquisition.  Both of these adjustments were completed in compliance with the purchase accounting prescribed by Statement of Financial Accounting Standards No. 141, Business Combinations, which the Company adopted on January 1, 2002.

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

Period from January 1 to June 27, 2004
Net sales	$55,544
Income before income taxes	$(178)
Net income	$(204)

6)  Pension and Other Postretirement Benefits

The following table reflects the Company’s net periodic pension benefit expense and cash contributions to its pension plan for the periods covered by this report (dollars in millions):

	Quarterly		Year – To – Date
	Successor Company		Successor Company		Predecessor Company
	Period from April 4 to July 3, 2005	Period from March 29 to June 27, 2004	Period from January 1 to July 3, 2005	Period from March 15 to June 27, 2004	Period from January 1 to March 14, 2004
Net periodic pension benefit expense	$148	$85	$297	$99	$186
Cash contribution to the pension plan	$46	$—	$46	$—	$—

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the more detailed information in the Company’s 2004 Annual Financial Statements, including the notes thereto, appearing most recently in our 2004 Annual Report on Form 10-K, filed with the SEC on March 30, 2005.

Company Overview

True Temper Sports, Inc. (“True Temper” or the “Company”), a wholly owned subsidiary of True Temper Corporation (“TTC”), is a leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers (“OEM’s”) and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance sports products that offer high strength and tight tolerance tubular components to the bicycle, hockey and other recreational sports markets. In calendar 2004, golf shaft sales represented 94% of total revenues, and performance sports sales represented 6%. This sales split has remained relatively consistent during the first six months of 2005.

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

The Gilbert Global Acquisition was accounted for by the Company’s parent company using the purchase method of accounting.  As the Company is a wholly owned subsidiary of TTC, the Company has “pushed down” the effect of the purchase method of accounting to its financial statements.  The Company’s financial statements and accompanying notes present the historical cost basis results of the Company as “predecessor” through March 14, 2004, and the results of the Company as “successor” from March 15, 2004 through July 3, 2005, accordingly, certain elements of the successor company presentation are not comparable to the predecessor company presentation due to the different basis of accounting.

For purposes of the following discussion regarding the Company’s results of operations and cash flow, the Company has combined the results of the predecessor and successor companies in 2004 in order to compare the results to the results in 2005.  Material variances caused by the different basis of accounting have been disclosed where applicable.

Results of Operations

The following tables set forth the components of net income as a percentage of net sales for the periods indicated:

	Quarterly
	Period from April 4 to July 3, 2005	Period from March 29 to June 27, 2004
Net sales	100.0%	100.0%
Cost of sales	59.3	59.7
Gross profit	40.7	40.3
Selling, general and administrative expenses	12.1	13.2
Amortization of intangible assets	10.6	—
Business development, start-up and transition costs	0.2	0.4
Operating income	17.7	26.7
Interest expenses, net of interest income	14.6	15.8
Other expenses, net	0.1	—
Income before income taxes	3.1	10.9
Income tax expense	1.3	4.2
Net income	1.8%	6.8%

	Year – To – Date
	Successor Company	Combined Company	Successor Company	Predecessor Company
	Period from January 1 to July 3, 2005	Period from January 1 to June 27, 2004	Period from March 15 to June 27, 2004	Period from January 1 to March 14, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.6	59.4	59.8	58.6
Gross profit	40.4	40.6	40.2	41.4
Selling, general and administrative expenses	12.6	13.6	11.1	18.0
Amortization of intangible assets	10.7	—	—	—
Business development, start-up and transition costs	0.2	0.5	0.5	0.5
Transaction and reorganization expenses	—	9.7	—	26.6
Loss on early extinguishment of debt	—	16.6	—	45.5
Operating income (loss)	16.9	0.3	28.6	(49.2)
Interest expense, net of interest income	14.7	12.9	13.3	12.3
Other expenses, net	0.1	—	—	—
Income (loss) before income taxes	2.1	(12.7)	15.3	(61.5)
Income tax expense (benefit)	1.0	(1.3)	5.9	(14.1)
Net income (loss)	1.2%	(11.3)%	9.4%	(47.5)%

Second Quarter Ended July 3, 2005 Compared to the Second Quarter Ended June 27, 2004

Net Sales for the second quarter of 2005 increased $7.2 million, or 28.5%, to $32.6 million from $25.3 million in the second quarter of 2004.

Golf shaft sales increased $6.8 million, or 28.4%, to $30.8 million compared to the $24.0 million in the second quarter of 2004.  This improvement in revenue was driven by several factors, including a favorable shift in the mix of steel golf shafts sold towards more premium, branded products.  In addition, the Company generated greater unit sales of both steel and graphite golf shafts.  The increased unit volume can be attributed to several factors, including (i) increased demand for True Temper’s new product offerings such as the Dynamic Gold SL steel shaft and the Grafalloy ProLaunch graphite shaft, (ii) a greater number of successful new club introductions from several key OEM partners, specifically in the iron category, (iii) general reductions in the overall wholesale and retail channel inventory positions as compared to prior year levels, and (iv) increased acceptance and usage of the Company’s graphite golf shaft products in certain OEM partners’ custom option programs, primarily in the Grafalloy Blue and ProLaunch family of products.

Performance sports sales increased $0.4 million, or 31.5%, to $1.8 million in the second quarter of 2005 from $1.4 million in the second quarter of 2004.  This increase in revenue was driven primarily by unit volume improvements in both the hockey and bike categories, which is a direct result of the Company’s strategic initiative focused on diversification into non-golf recreation markets.

Net sales to international customers increased $0.7 million, or 8.6%, to $9.1 million in the second quarter of 2005 from $8.3 million in the second quarter of 2004.  This increase resulted primarily from the same overall golf industry drivers and True Temper specific issues described above.

Gross Profit for the second quarter of 2005 increased approximately $3.0 million, or 29.8%, to $13.3 million from $10.2 million in the second quarter of 2004. Gross profit as a percentage of net sales increased to 40.7% in the second quarter of 2005 from 40.3% in the second quarter of 2004.  The increase in gross profit as a percentage of net sales was driven primarily by (i) improved foreign currency exchange rates, (ii) increased selling prices and favorable product mix in the golf shaft category, and (iii) favorable operating improvements from productivity and cost control programs at the Company’s manufacturing facilities, including the labor cost savings realized from the transition of graphite product manufacturing to Guangzhou, China.  These favorable factors were partially offset by (i) an increase in the cost of raw materials and natural gas and (ii) the impact of general inflation on the Company’s other labor and overhead costs.

Selling, General and Administrative Expenses (“SG&A”) for the second quarter of 2005 increased $0.6 million, or 18.2%, to $3.9 million from $3.3 million in the second quarter of 2004.  SG&A as a percentage of net sales decreased to 12.1% in the second quarter of 2005 from 13.2% in the second quarter of 2004.  This decrease in SG&A as a percentage of net sales was due primarily to the increase in sales between periods.  In addition the Company’s total SG&A expense increased between periods due in part to incremental advertising and promotion of new products.

During the second quarter of 2005 the Company spent approximately $0.1 million on its initial compliance project related to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”).  In 2004 the Company spent approximately $0.1 million on SOX initial compliance, all in the fourth quarter.

Amortization of Intangible Assets for the second quarter of 2005 was $3.5 million.  Intangible assets were acquired in connection with the Gilbert Global Acquisition.  Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.  There was no amortization of intangible assets in the second quarter of 2004.

Business Development, Start-Up and Transition Costs for the second quarter of 2005 remained relatively flat to the second quarter of 2004 at $0.1 million.  These costs represent various start-up business expenses related to the opening of the Company’s composite manufacturing operation in Southern China, and the related down-sizing costs incurred at the Company’s El Cajon, California facility.

Operating Income for the second quarter of 2005 decreased $1.0 million, or 14.7%, to $5.8 million from $6.8 million in the second quarter of 2004.  Operating income as a percentage of net sales decreased to 17.7% in the second quarter of 2005 from 26.7% in the second quarter of 2004.  This decrease reflects the profit impact of the items described above, primarily the amortization of intangible assets.

Interest Expense, net of Interest Income for the second quarter of 2005 increased to $4.8 million from $4.0 million in the second quarter of 2004.  This increase was driven primarily by the increase in interest rates on the variable rate bank debt, offset somewhat by a decrease in outstanding principal amounts of variable rate bank debt between periods.

Income Tax Expense in the second quarter of 2005 decreased to $0.4 million from $1.1 million in the second quarter of 2004. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.

Net Income for the second quarter of 2005 decreased by $1.1 million to $0.6 million from $1.7 million in the second quarter of 2004.  This decrease reflects the profit impact of the items described above.

Six Month Period Ended July 3, 2005 Compared to the Six Month Period Ended June 27, 2004

Net Sales for the first six months of 2005 increased approximately $9.1 million, or 16.4%, to $64.7 million from $55.5 million in the first six months of 2004.

Golf shaft sales increased $9.0 million, or 17.2%, to $61.4 million in the first six months of 2005 from $52.4 million in the first six months of 2004.  This improvement in revenue was driven by several factors, including a favorable shift in the mix of steel golf shafts sold towards more premium, branded products.  In addition, the Company generated greater unit sales of both steel and graphite golf shafts.  The increased unit volume can be attributed to several factors, including (i) increased demand for True Temper’s new product offerings such as the Dynamic Gold SL steel shaft and the Grafalloy ProLaunch graphite shaft, (ii) a greater number of successful new club introductions from several key OEM partners, specifically in the iron category, (iii) general reductions in the overall wholesale and retail channel inventory positions as compared to prior year levels, and (iv) increased acceptance and usage of the Company’s graphite golf shaft products in certain OEM partners’ custom option programs, primarily in the Grafalloy Blue and ProLaunch family of products.

Performance sports sales increased $0.1 million, or 3.8%, to $3.2 million in the first six months of 2005 from $3.1 million in the first six months of 2004.

Net sales to international customers increased $1.8 million, or 9.1%, to $21.1 million in the first six months of 2005 from $19.3 million in the first six months of 2004.  This increase resulted primarily from the same overall golf industry drivers and True Temper specific issues described above.

Gross Profit for the first six months of 2005 increased approximately $3.6 million, or 15.8%, to $26.1 million from $22.6 million in the first six months of 2004. Gross profit as a percentage of net sales decreased to 40.4% in the first six months of 2005 from 40.6% in the first six months of 2004.  The decrease in gross profit as a percentage of net sales was driven primarily by (i) an increase in the cost of raw materials and natural gas, (ii) the impact of general inflation on the Company’s other labor and overhead costs, and (ii) the unfavorable impact on gross profit margins resulting from the execution of the Company’s inventory reduction plan, which was initiated during the first quarter of 2005 and targets a full year reduction of $3.0 to $5.0 million in total inventory.  These unfavorable factors were partially offset by (i) improved foreign currency exchange rates, (ii) increased selling prices and favorable product mix in the golf shaft category, and (iii) favorable operating improvements from productivity and cost control programs at the Company’s manufacturing facilities, including the labor cost savings realized from the transition of graphite product production to Guangzhou, China

Selling, General and Administrative Expenses (“SG&A”) for the first six months of 2005 increased $0.6 million, or 7.9%, to $8.1 million from $7.5 million in the first six months of 2004.  SG&A as a percentage of net sales decreased to 12.6% in the first six months of 2005 from 13.6% in the first six months of 2004.  This decrease in SG&A as a percentage of net sales was due primarily to the increase in sales between periods.  In addition the Company’s total SG&A expense increased between periods due in part to incremental advertising and promotion of new products.

During the first six months of 2005 the Company spent approximately $0.2 million on its initial compliance project related to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”).  In 2004 the Company spent approximately $0.1 million on SOX initial compliance, all in the fourth quarter.

Amortization of Intangible Assets for the first six months of 2005 was $6.9 million.  Intangible assets were acquired in connection with the Gilbert Global Acquisition.  Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.  There was no amortization of intangible assets in the first six months of 2004.

Business Development, Start-Up and Transition Costs for the first six months of 2005 decreased $0.2 million, or 52.1%, to $0.1 million from $0.3 million in the first six months of 2004.   These costs represent various start-up business expenses related to the opening of the Company’s composite manufacturing operation in Southern China, and the related down-sizing costs incurred at the Company’s El Cajon, California facility.

Transaction and Reorganization Expenses for the first six months of 2004 were $5.4 million and were incurred in conjunction with the sale and purchase agreement for TTC which closed on March 15, 2004.  These transaction related expenses include (i) investment banking merger and acquisition fees; (ii) legal fees; and (iii)

other incidental costs and expenses related to the sale of TTC.  No such transaction and reorganization expenses were incurred during the first six months of 2005.

Loss on the Early Extinguishment of Long-Term Debt for the first six months of 2004 was $9.2 million.  The costs recorded as loss on the early extinguishment of long term debt include (i) the write-off of the remaining deferred financing costs related to our 10 7/8% senior subordinated notes and our 2002 senior credit facility, and (ii) the early extinguishment call premium and related interest we incurred when we redeemed the 10 7/8% senior subordinated notes on March 15, 2004.  No long term debt was extinguished during the first six months of 2005.

Operating Income for the first six months of 2005 increased by $10.8 million to $10.9 million from $0.1 million in the first six months of 2004. Operating income as a percentage of net sales increased to 16.9% in the first six months of 2005 from 0.3% in the first six months of 2004. This increase reflects the profit impact of the items described above, primarily the amortization of intangible assets.

Interest Expense, net of Interest Income for the first six months of 2005 increased by $2.3 million to $9.5 million from $7.2 million in the first six months of 2004.  This increase was driven primarily by the increase in outstanding principal amounts of variable rate bank debt and fixed rate bonds associated with the Gilbert Global Acquistion, offset somewhat by a decrease in the interest rate on the Company’s fixed rate debt between periods.

Income Tax Expense (Benefit) for the first six months of 2005 increased to an income tax expense of $0.6 million compared to an income tax benefit of $0.7 million in the first six months of 2004. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.  For the period from January 1, 2004 through March 14, 2004 the effective tax rate also differs due to the nondeductible nature of a portion of transaction and reorganization expenses.

Net income for the first six months of 2005 increased by $7.1 million to $0.8 million from a $6.3 million loss in the first six months of 2004.  This increase reflects the profit impact from the items described above.

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

On September 24, 2004 the Company executed an amendment to its 2004 Senior Credit Facility (the “Amendment”).  The Amendment provided adjustments to certain specified financial ratios and tests included in the 2004 Senior Credit Facility.  As part of the Amendment, the margin adder on LIBOR based loans was increased from 2.50% to between 2.75% and 3.00%, depending on financial ratios, beginning September 24, 2004 and continuing through December 31, 2005.  At July 3, 2005 the Company was in compliance with all of the covenants in both the 2004 Senior Credit Facility and the 8 3/8% Notes.

Six Months Ended July 3, 2005 Compared to the Six Months Ended June 27, 2004

Net cash provided by operating activities increased $0.8 million between periods, as net income increased during 2005.  In addition, the Company decreased total inventory by approximately $1.6 million during the first six months of 2005.

The Company used $1.3 million of cash to invest in property, plant and equipment in the first six months of 2005, compared to the $0.9 million spent in the first six months of 2004.

The Company used $7.1 million of net cash for financing activities in the first six months of 2005 as compared to $10.7 million in the first six months 2004.  The 2005 activity includes the voluntary prepayment of $7.0 million in principal on the 2004 Senior Credit Facility.

The 2004 activity includes the result of the Gilbert Global Acquisition as noted above.  On March 15, 2004, the proceeds from issuing the 2004 Senior Credit Facility and the proceeds from issuing the 8 3/8% Notes, plus cash generated from operations during the first quarter, and cash on hand at the beginning of that quarter were used to (i) repay the outstanding principal and interest on the Company’s 2002 senior credit facility, (ii) redeem and repay the 10 7/8% Notes including accrued and unpaid interest and early redemption call premium, (iii) pay for debt issuance costs on the 2004 senior credit facility and the 8 3/8% Notes, (iv) pay for transaction and reorganization expenses, and (v) make a distribution of the net remaining equity to the selling shareholders.

Existing Contractual Cash Obligations

The following table reflects the Company’s contractual cash obligations for long-term debt and operating leases as of July 3, 2005 (dollars in millions):

	Total	2005	2006 through 2007	2008 through 2009	Thereafter
Long-Term Debt(1)	$225.7	$—	$1.5	$2.1	$222.1
Operating Leases	2.4	0.5	1.4	0.5	—
Purchase Commitments(2)	0.5	0.2	0.3	—	—
Total(3)	$228.6	$0.7	$3.2	$2.6	$222.1

(1)          The Company’s long-term debt agreements contain customary change of control provisions that could, under certain circumstances, cause accelerated debt repayment.

(2)          Amount represents the purchase commitments for natural gas used in the manufacture of steel golf shafts at our Amory, Mississippi facility.

(3)          This table does not include future obligations related to funding pension benefits.

Future Cash Generation and Use

Currently the Company’s intention is to use existing cash and cash provided from future operations, if any, as allowed within the covenants of the 2004 Senior Credit Facility and the 8 3/8% Notes, to:

•                  Repay the principal on the 2004 Senior Credit Facility; and / or

•                  To make additional investments in the business, which may include, among other things, capital expenditures, business acquisitions, and/or expenditures for business development and expansion in China.

In addition to the debt service obligations for principal and interest payments, the Company’s liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment.  The Company intends to fund its current and long term working capital, capital expenditure and debt service requirements through cash flow generated from operations.  However, since there can be no assurance of future performance, as of July 3, 2005 the Company has the $20.0 million revolving credit facility available for future cash requirements.  The maximum amount the Company may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the 2004 Senior Credit Facility.

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

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123 (revised December 2004), Share-Based Payment (“Statement 123(R)”).  Statement 123(R) replaces FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  Statement 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or the liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award.  Statement 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005.  The Company does not believe the adoption of Statement 123(R) will have a material impact on its consolidated financial condition or results of operations taken as a whole.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The table below provides information about the Company’s debt obligations as of July 3, 2005 that are sensitive to changes in interest rates. The table presents cash flows and related weighted average interest rates by expected maturity dates (dollars in millions).

	Expected Maturity Date
	2005	2006	2007	2008	2009	There- after	Total
LONG TERM DEBT
Fixed Rate 8 3/8% Senior Subordinated Notes	$—	$—	$—	$—	$—	$125.0	$125.0
Average Interest Rate						8.375%	8.375%
Variable Rate Senior Credit Facility	$—	$0.5	$1.0	$1.0	$1.0	$97.2	$100.7
Average Interest Rate (a)						5.994%	5.994%

(a)            Variable rate long-term debt is comprised of term loans under the 2004 Senior Credit Facility, which provides for interest at the Company’s option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 2.00%, or (2) under a LIBOR option with a borrowing spread of LIBOR plus 2.50% to 3.00%, depending on certain financial ratios.

The Company’s operating results are affected by changes in interest rates primarily as a result of borrowings under the 2004 Senior Credit Facility. If interest rates increased by 25 basis points, interest expense would have increased by approximately $0.1 million for the quarterly period ended July 3, 2005, based on balances outstanding during the quarterly period then ended.

Information concerning the Company’s market risks related to foreign exchange rates and commodities is contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2004 Annual Report on Form 10-K, as filed with the SEC on March 30, 2005. This information has been omitted from this report as there have been no material changes to the Company’s risks related to foreign exchange rates and commodities as of July 3, 2005.

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

—Not applicable—

Item 3.    Defaults Upon Senior Securities

—None—

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended July 3. 2005.

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

*              Incorporated by reference

**           Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on August 17, 2005.

True Temper Sports, Inc.

By:	/s/ SCOTT C. HENNESSY

Name:	Scott C. Hennessy
Title:	President and Chief Executive Officer

By:	/s/ JASON A. JENNE

Name:	Jason A. Jenne
Title:	Vice President, Chief Financial Officer and Treasurer