Form 10-Q
period 2005-10-02
TRUE TEMPER SPORTS INC
filed 2005-11-16
CIK 1078547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒.

As of November 16, 2005 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

TRUE TEMPER SPORTS, INC.

PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands)

	Quarterly		Year – To – Date
	Successor Company		Successor Company		Predecessor Company
	Period from July 4 to October 2, 2005	Period from June 28 to September 26, 2004	Period from January 1 to October 2, 2005	Period from March 15 to September 26, 2004	Period from January 1 to March 14, 2004

NET SALES	$25,520	$21,308	$90,188	$56,605	$20,247
Cost of sales	15,077	12,929	53,625	34,040	11,871
GROSS PROFIT	10,443	8,379	36,563	22,565	8,376

Selling, general and administrative expenses	3,598	2,610	11,733	6,513	3,635
Amortization of intangible assets	3,456	—	10,368	—	—
Business development, start-up and transition costs	37	313	172	495	100
Transaction and reorganization expenses	—	25	—	25	5,381
Loss on early extinguishment of long- term debt	—	—	—	—	9,217
OPERATING INCOME (LOSS)	3,352	5,431	14,290	15,532	(9,957)

Interest expense, net of interest income	4,408	4,111	13,934	8,790	2,498
Other expenses (income), net	(66)	44	(33)	58	(2)
INCOME (LOSS) BEFORE INCOME TAXES	(990)	1,276	389	6,684	(12,453)

Income tax expense (benefit)	(329)	528	296	2,626	(2,845)
NET INCOME (LOSS)	$(661)	$748	$93	$4,058	$(9,608)

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	October 2, 2005	December 31, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,545	$3,337
Receivables, net	18,161	14,578
Inventories	20,863	21,910
Prepaid expenses and other current assets	3,579	3,533
Total current assets	45,148	43,358

Property, plant and equipment, net	12,553	13,407
Goodwill, net	150,883	150,883
Intangible assets, net	135,898	146,266
Other assets	6,164	6,911
Total assets	$350,646	$360,825

LIABILITIES & STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$258	$545
Accounts payable	5,207	4,356
Accrued expenses and other current liabilities	8,660	9,796
Total current liabilities	14,125	14,697

Deferred tax liability, net	5,502	5,403
Long-term debt, net of current portion	222,467	232,180
Other liabilities	7,165	7,215
Total liabilities	249,259	259,495

STOCKHOLDER’S EQUITY
Common stock — par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	111,943	111,943
Accumulated deficit	(10,371)	(10,464)
Accumulated other comprehensive loss, net of taxes	(185)	(149)
Total stockholder’s equity	101,387	101,330
Total liabilities and stockholder’s equity	$350,646	$360,825

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Successor Company		Predecessor Company
	Period from January 1 to October 2, 2005	Period from March 15 to September 26, 2004	Period from January 1 to March 14, 2004
OPERATING ACTIVITIES
Net income (loss)	$93	$4,058	$(9,608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,025	1,671	671
Amortization of deferred financing costs	1,088	678	109
Amortization of intangible assets	10,368	—	—
Loss (gain) on disposal of property, plant and equipment	(57)	40	—
Transaction and reorganization expenses	—	25	5,381
Loss on early extinguishment of long-term debt	—	—	9,217
Deferred taxes	99	2,527	(3,015)
Changes in operating assets and liabilities, net	(3,107)	(1,702)	227
Net cash provided by operating activities	10,509	7,297	2,982

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,898)	(1,048)	(330)
Proceeds from sale of property, plant and equipment	784	—	—
Net cash used in investing activities	(1,114)	(1,048)	(330)

FINANCING ACTIVITIES
Proceeds from issuance of bank debt	—	110,000	—
Proceeds from issuance of Senior Subordinated Notes	—	125,000	—
Principal payments on bank debt	(10,000)	(2,275)	(7,700)
Repayment of bank debt, including accrued interest	—	(6,335)	—
Call Senior Subordinated Notes, including accrued interest and call premium	—	(109,160)	—
Payment of debt issuance costs	—	(8,678)	—
Distribution of net equity to selling shareholders	—	(102,518)	—
Transaction and reorganization expenses, including cash payments for direct acquisition costs	—	(10,805)	(463)
Other financing activity	(187)	—	(42)
Net cash used in financing activities	(10,187)	(4,771)	(8,205)

Net increase (decrease) in cash	(792)	1,478	(5,553)
Cash at beginning of period	3,337	2,836	8,389
Cash at end of period	$2,545	$4,314	$2,836

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC.

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands unless otherwise indicated)

1)  Basis of Presentation

The accompanying unaudited financial statements of True Temper Sports, Inc. (“True Temper” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004. In the opinion of management, the financial statements as of and for the periods ended October 2, 2005 and September 26, 2004 include all adjustments, consisting of only normal recurring adjustments, which are necessary for the fair presentation of results for interim periods.

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

This transaction was accounted for by the Company’s parent company using the purchase method of accounting.  As the Company is a wholly owned subsidiary of True Temper Corporation, the Company has “pushed down” the effect of the purchase method of accounting to these financial statements.  These financial statements and accompanying notes present the historical cost basis results of the Company as “predecessor company” through March 14, 2004, and the results of the Company as “successor company” from March 15, 2004 through October 2, 2005, accordingly, the successor company presentation is not comparable to the predecessor company presentation due to the different basis of accounting.  The financial statements have also been separated by a vertical dashed line into predecessor company and successor company results where necessary.

2)  Stock Based Compensation

On August 10, 2005 the Company’s parent company, True Temper Corporation (“TTC”), issued, to certain employees in return for service, a total of 525,400 stock options and stock appreciation rights (“Equity Incentive Awards”) to purchase common stock of TTC for $13.56 per share.  The Equity Incentive Awards vest and become exercisable at various times and under various conditions through August 10, 2012; based on service with certain acceleration features based on performance criteria.

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan Equity Incentive Awards. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the Equity Incentive Award. SFAS No. 123, Accounting for

Stock Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested Equity Incentive Awards in each period, and such effect on the net income of TTC were to be pushed down to its wholly owned subsidiary, True Temper Sports, Inc.

	Period from July 4 to October 2, 2005	Period from January 1 to October 2, 2005
Net income (loss), as reported	$(661)	$93
Add stock-based employee compensation expense in reported net income (loss), net of tax	—	—
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(24)	(24)
Net income (loss), adjusted	$(685)	$69

3)  Inventories

	October 2, 2005	December 31, 2004
Raw materials	$4,804	$4,601
Work in process	2,146	2,182
Finished goods	13,913	15,127
Total	$20,863	$21,910

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

	Quarterly		Year – To – Date
	Successor Company		Successor Company		Predecessor Company
	Period from July 4 to October 2, 2005	Period from June 28 to September 26, 2004	Period from January 1 to October 2, 2005	Period from March 15 to September 26, 2004	Period from January 1 to March 14, 2004
Net sales:
Golf shafts	$23,837	$20,042	$85,269	$53,402	$19,067
Performance sports	1,683	1,266	4,919	3,203	1,180
Total	$25,520	$21,308	$90,188	$56,605	$20,247

Gross profit:
Golf shafts	$10,091	$8,037	$35,476	$21,773	$8,080
Performance sports	352	342	1,087	792	296
Total	$10,443	$8,379	$36,563	$22,565	$8,376

Following is a reconciliation of total reportable segment gross profit to total Company income (loss) before income taxes:

	Quarterly		Year – To – Date
	Successor Company		Successor Company		Predecessor Company
	Period from July 4 to October 2, 2005	Period from June 28 to September 26, 2004	Period from January 1 to October 2, 2005	Period from March 15 to September 26, 2004	Period from January 1 to March 14, 2004
Total reportable segment gross profit	$10,443	$8,379	$36,563	$22,565	$8,376
Less:
Selling, general and administrative expenses	3,598	2,610	11,733	6,513	3,635
Amortization of intangible assets	3,456	—	10,368	—	—
Business development, start-up and transition costs	37	313	172	495	100
Transaction and reorganization expenses	—	25	—	25	5,381
Loss on early extinguishment of long-term debt	—	—	—	—	9,217
Interest expense, net of interest income	4,408	4,111	13,934	8,790	2,498
Other expense (income), net	(66)	44	(33)	58	(2)
Total Company income (loss) before income taxes	$(990)	$1,276	$389	$6,684	$(12,453)

5)  Comprehensive Income

Total comprehensive income and its components for the periods covered by this report are as follows:

	Quarterly		Year – To – Date
	Successor Company		Successor Company		Predecessor Company
	Period from July 4 to October 2, 2005	Period from June 28 to September 26, 2004	Period from January 1 to October 2, 2005	Period from March 15 to September 26, 2004	Period from January 1 to March 14, 2004
Net income (loss)	$(661)	$748	$93	$4,058	$(9,608)
Mark to market adjustment on foreign currency derivative instruments, net of taxes	(21)	(33)	(36)	22	(121)
Total comprehensive income (loss)	$(682)	$715	$57	$4,080	$(9,729)

6)  Transaction and Reorganization

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

Period from January 1 to September 26, 2004
Net sales	$76,852
Loss before income taxes	$(2,333)
Net loss	$(1,584)

7)  Pension and Other Postretirement Benefits

The following table reflects the Company’s net periodic pension benefit expense and cash contributions to its pension plan for the periods covered by this report:

	Quarterly		Year – To – Date
	Successor Company		Successor Company		Predecessor Company
	Period from July 4 to October 2, 2005	Period from June 28 to September 26, 2004	Period from January 1 to October 2, 2005	Period from March 15 to September 26, 2004	Period from January 1 to March 14, 2004
Service cost	$157	$142	$413	$273	$180
Interest cost	293	268	768	513	203
Expected return on plan assets	(320)	(302)	(840)	(579)	(227)
Net amortization	53	—	139	—	30
Net periodic pension benefit expense	$183	$108	$480	$207	$186

Cash contribution to the pension plan	$193	$—	$239	$—	$—

The Company expects to make additional cash contributions to the pension plan of $46 during the fourth quarter of 2005, for a total 2005 contribution of $285.

The following table reflects the Company’s net periodic postretirement benefit expense for the periods covered by this report:

	Quarterly		Year – To – Date
	Successor Company		Successor Company		Predecessor Company
	Period from July 4 to October 2, 2005	Period from June 28 to September 26, 2004	Period from January 1 to October 2, 2005	Period from March 15 to September 26, 2004	Period from January 1 to March 14, 2004
Service cost	$16	$24	$68	$38	$20
Interest cost	38	49	166	78	44
Net amortization	—	—	—	—	6
Net periodic postretirement benefit expense	$54	$73	$234	$116	$70

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the more detailed information in the Company’s 2004 Annual Financial Statements, including the notes thereto, appearing most recently in our 2004 Annual Report on Form 10-K, filed with the SEC on March 30, 2005.

Company Overview

True Temper Sports, Inc. (“True Temper” or the “Company”), a wholly owned subsidiary of True Temper Corporation (“TTC”), is a leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers (“OEM’s”) and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance sports products that offer high strength and tight tolerance tubular components to the bicycle, hockey and other recreational sports markets. In calendar 2004, golf shaft sales represented 94% of total revenues, and performance sports sales represented 6%. This sales split has remained relatively consistent during the first nine months of 2005.

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

The Gilbert Global Acquisition was accounted for by the Company’s parent company using the purchase method of accounting.  As the Company is a wholly owned subsidiary of TTC, the Company has “pushed down” the effect of the purchase method of accounting to its financial statements.  The Company’s financial statements and accompanying notes present the historical cost basis results of the Company as “predecessor” through March 14, 2004, and the results of the Company as “successor” from March 15, 2004 through October 2, 2005, accordingly, certain elements of the successor company presentation are not comparable to the predecessor company presentation due to the different basis of accounting.

For purposes of the following discussion regarding the Company’s results of operations and cash flow, the Company has combined the results of the predecessor and successor companies in 2004 in order to compare the results to the results in 2005.  Material variances caused by the different basis of accounting have been disclosed where applicable.

Results of Operations

The following tables set forth the components of net income as a percentage of net sales for the periods indicated:

	Quarterly
	Period from July 4 to October 2, 2005	Period from June 28 to September 26, 2004
Net sales	100.0%	100.0%
Cost of sales	59.1	60.7
Gross profit	40.9	39.3
Selling, general and administrative expenses	14.1	12.2
Amortization of intangible assets	13.5	—
Business development, start-up and transition costs	0.1	1.5
Transaction and reorganization expenses	—	0.1
Operating income	13.1	25.5
Interest expenses, net of interest income	17.3	19.3
Other expenses (income), net	(0.3)	0.2
Income (loss) before income taxes	(3.9)	6.0
Income tax expense (benefit)	(1.3)	2.5
Net income (loss)	(2.6)%	3.5%

	Year – To – Date
	Successor Company	Combined Company	Successor Company	Predecessor Company
	Period from January 1 to October 2, 2005	Period from January 1 to September 26, 2004	Period from March 15 to September 26, 2004	Period from January 1 to March 14, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.5	59.7	60.1	58.6
Gross profit	40.5	40.3	39.9	41.4
Selling, general and administrative expenses	13.0	13.2	11.5	18.0
Amortization of intangible assets	11.5	—	—	—
Business development, start-up and transition costs	0.2	0.8	0.9	0.5
Transaction and reorganization expenses	—	7.0	0.0	26.6
Loss on early extinguishment of debt	—	12.0	—	45.5
Operating income (loss)	15.8	7.3	27.4	(49.2)
Interest expense, net of interest income	15.4	14.7	15.5	12.3
Other expenses (income), net	(0.0)	0.1	0.1	(0.0)
Income (loss) before income taxes	0.4	(7.5)	11.8	(61.5)
Income tax expense (benefit)	0.3	(0.3)	4.6	(14.1)
Net income (loss)	0.1%	(7.2)%	7.2%	(47.5)%

Third Quarter Ended October 2, 2005 Compared to the Third Quarter Ended September 26, 2004

Net Sales for the third quarter of 2005 increased approximately $4.2 million, or 19.8%, to $25.5 million from $21.3 million in the third quarter of 2004.

Golf shaft sales increased $3.8 million, or 18.9%, to $23.8 million compared to the $20.0 million in the third quarter of 2004.  This improvement in revenue was driven by several factors, including a favorable shift in the mix of steel golf shafts sold towards more premium, branded products, and an increase in unit sales volume for the Company’s branded and OEM proprietary graphite golf shafts. This increased unit volume can be attributed to several factors, including (i) increased demand for True Temper’s new product offerings such as the Grafalloy ProLaunch graphite shaft, (ii) a greater number of successful new club introductions from several key OEM partners, specifically in the iron category, (iii) general reductions in the overall wholesale and retail channel inventory positions as compared to prior year levels, and (iv) increased acceptance and usage of the Company’s graphite golf shaft products in certain OEM partners’ custom option programs, primarily in the Grafalloy Blue and ProLaunch family of products.

Performance sports sales increased approximately $0.4 million, or 32.9%, to $1.7 million in the third quarter of 2005 from $1.3 million in the third quarter of 2004.  This increase in revenue was driven primarily by unit volume improvements in both the hockey and bike categories, which is a direct result of the Company’s strategic initiative focused on diversification into non-golf recreation markets.

Net sales to international customers increased approximately $1.8 million, or 22.0%, to $10.0 million in the third quarter of 2005 from $8.2 million in the third quarter of 2004.  This increase resulted primarily from the same overall golf industry factors and True Temper specific issues described above, related to golf shaft sales activity.  In addition, the Company has seen a marked increase in its penetration into the steel golf shaft market in Japan; due primarily to its new, light-weight steel shaft offerings that are being well received by the Japanese golfers and overseas OEM club companies.

Gross Profit for the third quarter of 2005 increased approximately $2.1 million, or 24.6%, to $10.4 million from $8.4 million in the third quarter of 2004. Gross profit as a percentage of net sales increased to 40.9% in the third quarter of 2005 from 39.3% in the third quarter of 2004.  The increase in gross profit as a percentage of net sales was driven primarily by (i) increased selling prices for golf shaft products, (ii) the favorable impact of certain fixed costs in the company’s manufacturing facilities spread over an increased unit volume, and (iii) favorable operating improvements from productivity and cost control programs at the Company’s manufacturing facilities, including the labor cost savings realized from the transition of graphite product manufacturing to Guangzhou, China.  These favorable factors were partially offset by (i) an increase in the cost of raw materials and natural gas and (ii) the impact of general inflation on the Company’s other labor and overhead costs.

Selling, General and Administrative Expenses (“SG&A”) for the third quarter of 2005 increased approximately $1.0 million, or 37.9%, to $3.6 million from $2.6 million in the third quarter of 2004.  SG&A as a percentage of net sales increased to 14.1% in the third quarter of 2005 from 12.2% in the third quarter of 2004.  The increase in SG&A spending between periods was due in part to (i) incremental advertising and promotion of new products, (ii) performance based management expense, and (iii) moderate increases in travel costs in support of the revenue gains.

Amortization of Intangible Assets for the third quarter of 2005 was $3.5 million.  Intangible assets were acquired in connection with the Gilbert Global Acquisition.  Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.  There was no amortization of intangible assets in the third quarter of 2004.

Business Development, Start-Up and Transition Costs for the third quarter of 2005 decreased approximately $0.3 million, to less than $0.1 from $0.3 million in the third quarter of 2004.  These costs represent various start-up business expenses related to the opening of the Company’s composite manufacturing operation in Southern China, and the related down-sizing costs incurred at the Company’s El Cajon, California facility.  The decrease in cost reflects the fact that this project is substantially complete.

Operating Income for the third quarter of 2005 decreased approximately $2.1 million, or 38.3%, to $3.4 million from $5.4 million in the third quarter of 2004.  Operating income as a percentage of net sales decreased to 13.1% in the third quarter of 2005 from 25.5% in the third quarter of 2004.  This decrease reflects the profit impact of the items described above, primarily the amortization of intangible assets.

Interest Expense, net of Interest Income for the third quarter of 2005 increased to $4.4 million from $4.1 million in the third quarter of 2004.  This increase was driven primarily by the increase in interest rates on the variable rate bank debt, offset somewhat by a decrease in outstanding principal amounts of variable rate bank debt between periods.

Income Tax Expense in the third quarter of 2005 decreased to a net benefit of $0.3 million from a net expense of $0.5 million in the third quarter of 2004. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.

Net Income for the third quarter of 2005 decreased approximately $1.4 million to a net loss of $0.7 million from net income of $0.7 million in the third quarter of 2004.  This decrease reflects the profit impact of the items described above.

Nine Month Period Ended October 2, 2005 Compared to the Nine Month Period Ended September 26, 2004

Net Sales for the first nine months of 2005 increased approximately $13.3 million, or 17.4%, to $90.2 million from $76.9 million in the first nine months of 2004.

Golf shaft sales increased approximately $12.8 million, or 17.7%, to $85.3 million in the first nine months of 2005 from $72.5 million in the first nine months of 2004.  This improvement in revenue was driven by several factors, including a favorable shift in the mix of steel golf shafts sold towards more premium, branded products.  In addition, the Company generated greater unit sales of graphite golf shafts.  The increased unit volume can be attributed to several factors, including (i) increased demand for True Temper’s new product offerings such as the Grafalloy ProLaunch graphite shaft, (ii) a greater number of successful new club introductions from several key OEM partners, specifically in the iron category, (iii) general reductions in the overall wholesale and retail channel inventory positions as compared to prior year levels, and (iv) increased acceptance and usage of the Company’s graphite golf shaft products in certain OEM partners’ custom option programs, primarily in the Grafalloy Blue and ProLaunch family of products.

Performance sports sales increased approximately $0.5 million, or 12.2%, to $4.9 million in the first nine months of 2005 from $4.4 million in the first nine months of 2004.

Net sales to international customers increased approximately $3.5 million, or 12.6%, to $31.0 million in the first nine months of 2005 from $27.5 million in the first nine months of 2004.  This increase resulted primarily from the same overall golf industry factors and True Temper specific issues described above, related to golf shaft sales activity.  In addition, the Company has seen a marked increase in its penetration into the steel golf shaft market in Japan; due primarily to its new, light-weight steel shaft offerings that are being well received by the Japanese golfers and overseas OEM club companies.

Gross Profit for the first nine months of 2005 increased approximately $5.6 million, or 18.2%, to $36.6 million from $30.9 million in the first nine months of 2004. Gross profit as a percentage of net sales increased to 40.5% in the first nine months of 2005 from 40.3% in the first nine months of 2004.  The increase in gross profit as a percentage of net sales was driven primarily by (i) increased selling prices for golf shaft products, (ii) favorable product mix in the premium steel golf shaft segment, (iii) improved foreign currency exchange rates, and (iv) favorable operating improvements from productivity and cost control programs at the Company’s manufacturing facilities, including the labor cost savings realized from the transition of graphite product manufacturing to Guangzhou, China.  These favorable factors were partially offset by (i) an increase in the cost of raw materials and natural gas and (ii) the impact of general inflation on the Company’s other labor and overhead costs

Selling, General and Administrative Expenses for the first nine months of 2005 increased approximately $1.6 million, or 15.6%, to $11.7 million from $10.2 million in the first nine months of 2004.  SG&A as a percentage of net sales decreased to 13.0% in the first nine months of 2005 from 13.2% in the first nine months of 2004.  This decrease in SG&A as a percentage of net sales was due primarily to the increase in sales between periods.  The increase in SG&A spending between periods was due in part to (i) incremental advertising and promotion of new products, (ii) performance based management expense, and (iii) moderate increases in travel costs in support of the revenue gains.

During the first nine months of 2005 the Company spent approximately $0.2 million on its initial compliance project related to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”).  In 2004 the Company spent approximately $0.1 million on SOX initial compliance, all in the fourth quarter.

Amortization of Intangible Assets for the first nine months of 2005 was $10.4 million.  Intangible assets were acquired in connection with the Gilbert Global Acquisition.  Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.  There was no amortization of intangible assets in the first nine months of 2004.

Business Development, Start-Up and Transition Costs for the first nine months of 2005 decreased approximately $0.4 million, or 71.1%, to $0.2 million from $0.6 million in the first nine months of 2004.   These costs represent various start-up business expenses related to the opening of the Company’s composite manufacturing operation in Southern China, and the related down-sizing costs incurred at the Company’s El Cajon, California facility.  The decrease in cost reflects the fact that this project is substantially complete.

Transaction and Reorganization Expenses for the first nine months of 2004 were $5.4 million and were incurred in conjunction with the sale and purchase agreement for TTC which closed on March 15, 2004.  These transaction related expenses include (i) investment banking merger and acquisition fees; (ii) legal fees; and (iii) other incidental costs and expenses related to the sale of TTC.  No such transaction and reorganization expenses were incurred during the first nine months of 2005.

Loss on the Early Extinguishment of Long-Term Debt for the first nine months of 2004 was $9.2 million.  The costs recorded as loss on the early extinguishment of long-term debt include (i) the write-off of the remaining deferred financing costs related to our 10 7/8% senior subordinated notes and our 2002 senior credit facility, and (ii) the early extinguishment call premium and related interest we incurred when we redeemed the 10 7/8% senior subordinated notes on March 15, 2004.  No long-term debt was extinguished during the first nine months of 2005.

Operating Income for the first nine months of 2005 increased approximately $8.7 million to $14.3 million from $5.6 million in the first nine months of 2004. Operating income as a percentage of net sales increased to 15.8% in the first nine months of 2005 from 7.3% in the first nine months of 2004. This increase reflects the profit impact of the items described above, offset primarily by the amortization of intangible assets.

Interest Expense, net of Interest Income for the first nine months of 2005 increased approximately $2.6 million to $13.9 million from $11.3 million in the first nine months of 2004.  This increase was driven primarily by the increase in outstanding principal amounts of variable rate bank debt and fixed rate bonds associated with the Gilbert Global Acquisition, offset somewhat by a decrease in the interest rate on the Company’s fixed rate debt between periods.

Income Tax Expense / (Benefit) for the first nine months of 2005 increased to an income tax expense of $0.3 million compared to an income tax benefit of $0.2 million in the first nine months of 2004. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.  For the period from January 1, 2004 through March 14, 2004 the effective tax rate also differs due to the nondeductible nature of a portion of transaction and reorganization expenses.

Net income for the first nine months of 2005 increased approximately $5.6 million to $0.1 million from a $5.6 million loss in the first nine months of 2004.  This increase reflects the profit impact from the items described above.

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

On September 24, 2004 the Company executed an amendment to its 2004 Senior Credit Facility (the “Amendment”).  The Amendment provided adjustments to certain specified financial ratios and tests included in the 2004 Senior Credit Facility.  As part of the Amendment, the margin adder on LIBOR based loans was increased from 2.50% to between 2.75% and 3.00%, depending on financial ratios, beginning September 24, 2004 and continuing through December 31, 2005.  At October 2, 2005 the Company was in compliance with all of the covenants in both the 2004 Senior Credit Facility and the 8 3/8% Notes.

Nine Months Ended October 2, 2005 Compared to the Nine Months Ended September 26, 2004

Net cash provided by operating activities increased approximately $0.2 million between periods, as net income increased during 2005.  In addition, the Company decreased total inventory by approximately $1.0 million during the first nine months of 2005.  Offsetting the cash from operations generated by the aforementioned items, trade accounts receivable increased approximately $3.6 million during the first nine months of 2005, due primarily to the increase in revenue between periods.

The Company used $1.9 million of cash to invest in property, plant and equipment in the first nine months of 2005, compared to the $1.4 million spent in the first nine months of 2004.  The increase in investments in property, plant and equipment is the result of additional automation efforts aimed at improving quality and productivity in the Company’s manufacturing facilities.  In addition, the unutilized production facility located in Olive Branch, Mississippi was sold during the third quarter of 2005, generating net proceeds of approximately $0.8 million.

The Company used $10.2 million of net cash for financing activities in the first nine months of 2005 as compared to $13.0 million in the first nine months of 2004.  The 2005 activity includes voluntary prepayments of principal on the 2004 Senior Credit Facility totaling $10.0 million.

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

Existing Contractual Cash Obligations

The following table reflects the Company’s contractual cash obligations for long-term debt and operating leases as of October 2, 2005 (dollars in millions):

	Total	2005	2006 through 2007	2008 through 2009	Thereafter
Long-Term Debt(1)	$222.7	$—	$1.5	$2.0	$219.2
Operating Leases	2.2	0.3	1.4	0.5	—
Purchase Commitments (2)	1.0	0.2	0.8	—	—
Total(3)	$225.9	$0.5	$3.7	$2.5	$219.2

(1)          The Company’s long-term debt agreements contain customary change of control provisions that could, under certain circumstances, cause accelerated debt repayment.

(2)          Amount represents the purchase commitments for natural gas and nickel used in the manufacture of steel golf shafts at our Amory, Mississippi facility.

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

In addition to the debt service obligations for principal and interest payments, the Company’s liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment.  The Company intends to fund its current and long term working capital, capital expenditure and debt service requirements through cash flow generated from operations.  However, since there can be no assurance of future performance, as of October 2, 2005 the Company has the $20.0 million revolving credit facility available for future cash requirements.  The maximum amount the Company may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the 2004 Senior Credit Facility.  As of October 2, 2005, the Company believes that cash flow generated from operations, in addition to other financing sources, will be sufficient to meet its cash obligations for the ensuing twelve month period.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The table below provides information about the Company’s debt obligations as of October 2, 2005 that may be sensitive to changes in interest rates. The table presents cash flows and related weighted average interest rates by expected maturity dates (dollars in millions).

	Expected Maturity Date
	2005	2006	2007	2008	2009	There- after	Total
LONG TERM DEBT
Fixed Rate 8 3/8% Senior Subordinated Notes	$—	$—	$—	$—	$—	$125.0	$125.0
Average Interest Rate						8.375%	8.375%
Variable Rate Senior Credit Facility	$—	$0.5	$1.0	$1.0	$1.0	$94.2	$97.7
Average Interest Rate (a)							6.638%

(a)            Variable rate long-term debt is comprised of term loans under the 2004 Senior Credit Facility, which provides for interest at the Company’s option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 2.00%, or (2) under a LIBOR option with a borrowing spread of LIBOR plus 2.50% to 3.00%, depending on certain financial ratios.

The Company’s operating results are affected by changes in interest rates primarily as a result of borrowings under the 2004 Senior Credit Facility. If interest rates increased by 25 basis points, interest expense would have increased by approximately $0.1 million for the quarterly period ended October 2, 2005, based on balances outstanding during the quarterly period then ended.

Information concerning the Company’s market risks related to foreign exchange rates and commodities is contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2004 Annual Report on Form 10-K, as filed with the SEC on March 30, 2005. This information has been omitted from this report as there have been no material changes to the Company’s risks related to foreign exchange rates and commodities as of October 2, 2005.

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

Item 2.    Changes in Securities and Use of Proceeds

On August 10, 2005 the Company’s parent company, True Temper Corporation (“TTC”), issued, to certain employees in return for service, a total of 525,400 stock options and stock appreciation rights (“Equity Incentive Awards”) to purchase common stock of TTC for $13.56 per share.  The Equity Incentive Awards vest and become exercisable at various times and under various conditions through August 10, 2012; based on service and performance criteria.  These Equity Incentive Awards were issued concurrent with the rescission of certain awards issued during 2004, and are of substantially the same nature and value as the original awards.

The Equity Incentive Awards were issued in a transaction not requiring registration under the Securities Act of 1933, in reliance upon section 4(2) of that Act.  There were no underwriters involved in the transaction.

Item 3.    Defaults Upon Senior Securities

—None—

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended October 2, 2005.

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

*     Incorporated by reference

**   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on November 16, 2005.

True Temper Sports, Inc.

By:	/s/ SCOTT C. HENNESSY

Name:	Scott C. Hennessy
Title:	President and Chief Executive Officer

By:	/s/ JASON A. JENNE

Name:	Jason A. Jenne
Title:	Vice President, Chief Financial Officer
and Treasurer