Form 10-K
period 2005-12-31
TRUE TEMPER SPORTS INC
filed 2006-03-28
CIK 1078547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-72343

TRUE TEMPER SPORTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2112620
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

8275 Tournament Drive Suite 200
Memphis, Tennessee	38125
(Address of Principal Executive	(Zip Code)
Offices)

Telephone: (901) 746-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒ No

As of July 1, 2005 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding. All of the Registrant’s outstanding shares were held by True Temper Corporation, the Registrant’s parent company, as of July 1, 2005.

Documents Incorporated by Reference

None.

TRUE TEMPER SPORTS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2005

PART I

Item 1.                        Business

Purchase Agreement for True Temper Corporation

On January 30, 2004, TTS Holdings LLC, a new company formed by Gilbert Global Equity Partners, L.P. and its affiliated funds (“Gilbert Global”), entered into a stock purchase agreement with True Temper Sports, Inc.’s (“True Temper” or the “Company”) direct parent company, True Temper Corporation (“TTC”), pursuant to which TTS Holdings LLC and certain of the Company’s senior management purchased all of the outstanding shares of TTC (“Gilbert Global Acquisition”). In connection with this acquisition, and effective on March 15, 2004, the Company repaid all of its outstanding 2002 senior credit facility, redeemed all of its 10 7/8% senior subordinated notes due 2008, and made certain payments of the net remaining equity of the predecessor company to the selling shareholders. These payments were financed with the net proceeds of a new senior credit facility and new 8 3/8% senior subordinated notes due 2011.

The Gilbert Global Acquisition was accounted for by the Company’s parent company using the purchase method of accounting. As the Company is a wholly owned subsidiary of True Temper Corporation, the Company has “pushed down” the effect of the purchase method of accounting to its financial statements. The Company’s financial statements and accompanying notes, shown in Item 8 of this annual report, present the historical cost basis results of the Company as “predecessor” through March 14, 2004, and the results of the Company as “successor” from March 15, 2004 through December 31, 2005, accordingly, certain elements of the successor company presentation are not comparable to the predecessor company presentation due to the different basis of accounting.

For purposes of the following discussion, contained in Item 1 and 7, regarding the Company’s results of operations and cash flow, the Company has combined the results of the predecessor and successor companies in order to compare the results to the prior year. Material variances caused by the different basis of accounting have been disclosed where applicable.

General

We are the world’s leading designer, manufacturer and marketer of golf shafts. Since the 1930s, we have manufactured golf shafts under the widely recognized True Temper brand. In 2005, over 70% of our revenue was generated through the sale of steel golf shafts. We believe that our share of the worldwide steel shaft market was approximately 68% in 2005 and that our share is more than three times greater than that of the next largest market participant. We are a leading supplier of premium steel shafts to top domestic golf club original equipment manufacturers and distributors, including Callaway, Cleveland, Golfsmith, Golf Works, Mizuno, Nike, PING, TaylorMade, Titleist and Wilson. From 1987 to 2005, our steel shafts were played by the winners of 62 of the PGA’s 76 major championships, including 17 of the last 19 Masters champions. We are also one of the world’s largest manufacturers of premium graphite (carbon fiber based composites) golf shafts, with an estimated share of approximately 8% of this highly fragmented market. In addition to golf shafts, through our Performance Sports business, we also design, manufacture and market products such as steel and titanium alloy bicycle frame components, composite bicycle components, such as forks and handlebars, and graphite hockey sticks.

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

•       Dynamic Gold, which has been a leading steel shaft on the PGA Tour for the past 25 years;

•       Dynamic Gold SL, which delivers the playing characteristics of Dynamic Gold with 20% less weight;

•       Black Gold, which offers a low-to-mid ball flight while combining Frequency Tuned™ technology with proprietary Grip-toTip™ taper profile;

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

We also design, manufacture and market approximately 75 lines of premium graphite shafts under the Grafalloy brand name. Our graphite shafts have a strong presence at the professional level and have been played by winners on each of the professional tours, including the PGA, EPGA, LPGA, Champions and Nationwide Tours. Our most popular graphite shaft brands include:

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

The golf shaft market is comprised primarily of steel and graphite shafts. We believe that in 2005 the three largest participants in the worldwide steel shaft market comprised an aggregate market share of more than 80%. We believe that the concentration in the steel shaft market is due to the high barriers to entry created by the technical expertise and capital investment necessary to participate in the market as well as the customized manufacturing process required for the production of premium steel shafts. The production of graphite shafts is less capital intensive and requires less technical expertise. Although recently there has been some consolidation among graphite shaft manufacturers, the graphite shaft industry is fragmented, with the top five market participants representing approximately 50% of the worldwide market in 2005. We believe that the relatively lower barriers to entry account for this fragmentation.

We believe that from 1991 to 1995, graphite shafts gained share in the overall shaft market due to the light-weight, vibration-damping characteristics of graphite shafts, particularly for longer-shafted, larger-headed woods. Since 1995, however, the development of vibration damping materials for steel shafts such as our SensiCore insert, along with the introduction of lighter weight steel alloys in products such as our Dynamic Gold SL and TX-90 shafts, have resulted in steel shafts that have the vibration damping and light-weight characteristics of graphite shafts together with the consistent performance and distance control qualities of steel shafts. We believe that these design improvements contributed to the growth in share of steel shafts in the overall shaft market from approximately 50% in 1995 to approximately 65% in 2005.

Products

We design, manufacture and market steel and graphite golf shafts, as well as a variety of high strength, high tolerance components for the hockey, bicycle and other recreational sports markets. Our proprietary shafts, which accounted for approximately 26% of our net sales in 2005, are custom designed, and frequently co-branded in partnership with our customers, to accommodate specific golf club head designs. As an example, our proprietary models include co-branded products such as Callaway’s Memphis 10, Nike’s Speedstep, Ping’s JZ and ZZ Lite and Wilson’s Fat Shaft. Our branded products with the True Temper and/or Grafalloy names and designs are typically sold to golf club original equipment manufacturers, distributors and various custom club assemblers, and are used to either assemble new clubs or to replace the shafts in existing clubs.

Steel Golf Shafts.   We manufacture a wide range of steel golf shaft lines with unique design features and performance characteristics. Our steel golf shafts can be divided into the following two major product categories:

(1)         Premium steel shafts; and

(2)         Commercial grade steel shafts.

Premium steel shafts, such as our Dynamic Gold, Black Gold, Dynamic Gold SL and TX-90 product lines, are high performance products with tighter design tolerances and quality specifications that sell for higher average selling prices and generate higher profit margins than commercial grade steel shafts. Our commercial grade steel shafts are manufactured to a different specification and sell for a lower average selling price to original equipment manufacturers who produce and sell opening price point golf club sets, typically to entry-level players who purchase their products through mass channel retail stores.

Graphite Golf Shafts.   We manufacture a wide range of graphite golf shaft lines, which are offered in a variety of weights, torques and flexes. Our graphite golf shafts are currently being played by over 100 touring professionals on the PGA, EPGA, LPGA, Champions and Nationwide Tours. Our graphite shafts are sold under the Grafalloy brand name. Similar to steel, graphite shafts can be placed in several categories of performance, quality and price. Most of the graphite golf shafts that we produce and sell are higher quality and higher priced premium grade shafts that are sold to golf equipment distributors, and to original equipment manufacturers for their custom product offerings.

Golf Shafts with Combined Materials.   During the last several years, we have been working to develop golf shafts that combine multiple materials such as steel and graphite into one shaft. Late in 2000, we introduced a proprietary custom iron product for a customer that combines a steel shaft with a graphite tip section to produce a shaft that provides a new feel for irons.

We used similar patented technology to introduce the True Temper branded product known as BiMatrx in January 2001. The BiMatrx shaft consists of a graphite shaft with a steel tip section that is currently designed for use in driver and fairway wood applications.

Performance Sports Products.   We also manufacture and sell a wide variety of high performance components for the bicycle, hockey and other recreational sports markets. In 2005, we sold our performance sports products to a broad range of original equipment manufacturers and distributors.

Customers

We maintain long-standing relationships with a highly diversified customer base. We are a leading supplier of shafts to the top domestic golf club original equipment manufacturers and distributors, including Callaway, Cleveland, Golfsmith, Golf Works, Mizuno, Nike, Ping, TaylorMade, Titleist, and Wilson. In 2005, we had in excess of 600 customers, including approximately 540 golf club manufacturers/retailers and approximately 80 distributors.

For many years, we have maintained a broad and diversified customer base in the golf equipment market. In 2005, our top ten customers represented approximately 72% of our net sales, and our top customer accounted for approximately 14% of our net sales.

We believe that our close customer relationships and responsive service have been significant elements to our success and that our engineering and manufacturing expertise provide us with a strong competitive advantage in truly partnering with our customer base. We have developed and co-branded many proprietary shafts with our customers. As an example, we produce proprietary customized steel shafts for Callaway, under the Memphis 10 brand; for Ping, under the JZ and ZZ Lite brands; for Nike, using the Speedstep brand; and for Wilson to produce the Fat Shaft line of clubs.

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

We believe that our share of the worldwide steel shaft market was approximately 68% in 2005 and that our share is more than three times greater than the share of the next largest market participant. We believe that we compete primarily with four other steel golf shaft manufacturers: Royal Precision, Inc., a domestic based premium steel shaft manufacturer, Far East Machinery Co., Ltd., located in Taiwan which produces commercial grade products, Nippon Shaft Co., Ltd., a Japanese manufacturer of premium products, and Summit Sports World Wide Co., Ltd. which produces limited volumes of commercial grade steel shafts.

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

In 2003, we opened a 14 acre test facility that enables us to better evaluate our products. We have our own private driving range where we perform qualitative player testing and quantitative mechanical testing with a Miya 5 swing robot. Our facility is equipped with an Accushot data system which allows us to measure the distance and dispersion of each shot to provide an accurate assessment of product performance. Our facility also utilizes the newest, state of the art, TrackMan doppler radar system to track all aspects of ball flight and trajectory. We believe that we are the only shaft manufacturer with our own driving range that is capable of this type of product testing.

In addition, our pursuit of strategic vendor alliances complement our abilities and needs, an approach which allows us to exploit technical capabilities beyond our own while minimizing the risk and investment required to enter the market with new products.

Research and development costs for the years ended December 31, 2005, 2004 and 2003 were $1.8 million, $1.5 million and $1.5 million, respectively.

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

Marketing and Promotion

Our marketing strategy is designed around new product development and targeted advertising and promotion programs. Through our ability to anticipate and address consumer trends in the golf equipment market, as well as the performance demands of professional golfers, we are able to successfully market our products to golf club manufacturers while strengthening brand awareness. During the last several years, our marketing efforts, through the utilization of a wide variety of promotional channels, including mass media advertising, print and television, sponsorship of golf-related events, equipment endorsements from original equipment manufacturers and product demonstrations, have increased our overall exposure in the golf industry.

For example, we have maintained a strong presence among PGA Tour players, particularly since 1981, when we began sending our PGA Tour van to all major PGA events. The tour van functions as a golf club custom shop on wheels, visiting over 30 professional tour events during 2005. Typically, the van is located near the practice tee and lends technical support to the tour professionals while simultaneously promoting the True Temper and Grafalloy brands to representatives of original equipment manufacturers. In addition, we provide technical support to the players on the Champions, Nationwide and LPGA Tours as well as the European and Japanese PGA Tours.

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

Advertising and promotional costs for the years ended December 31, 2005, 2004 and 2003 were $3.5 million, $3.5 million and $3.1 million, respectively.

Distribution & Sales

We primarily sell our shafts to original equipment manufacturers, retailers and distributors. Typically, distributors resell our products to custom club assemblers, pro shops and individuals. Sales to golf club manufacturers/retailers accounted for approximately 90% of our net golf shaft sales in 2005, and sales to distributors represented approximately 10% of our 2005 net golf shaft sales.

We believe that we have one of the most experienced and respected sales staffs in the industry. Our sales and marketing department includes domestic sales managers, international sales managers, a customer service group and a team of design professionals that provides field support to our sales representatives. We believe that our international market presence, which comprised approximately 36% of our total 2005 net sales, provides an opportunity for future growth. We market our products in Japan, Europe, Australia and Southeast Asia and maintain a distribution operation in each region. Financial information by geographic segment is contained in Note 12 to the consolidated financial statements located elsewhere in this annual report.

Employees

As of December 31, 2005, we had 734 full-time employees, including 16 in sales and marketing, 40 in research, development and manufacturing engineering, 578 in production and the balance in administrative and support roles.

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

Intellectual Property

As of December 31, 2005, we held 44 patents worldwide relating to various products and proprietary technologies, including the SensiCore technology, and had nine patent applications pending. We also hold numerous trademarks related to, among other things, our True Temper, Grafalloy and Alpha Q branded products. We do not believe that our competitive position is dependent solely on patent or trademark protection, or that our operations are dependent on any individual patent or trademark.

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

Item 1A.     Risk Factors

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

Our substantial indebtedness could adversely affect the financial health of our company. For example, it could:

•       make it more difficult for us to satisfy our obligations with respect to our 8 3/8% Senior Subordinated Notes due 2011;

•       increase our vulnerability to increases in interest rates because our secured credit facility, under which our indebtedness was $95.7 million as of December 31, 2005, is subject to a variable interest rate;

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

If any labor disruption or work stoppages affect our employees, the results of our operation could be adversely affected. At December 31, 2005, we employed approximately 734 full-time individuals. Of these, approximately 351 hourly employees at our Amory, Mississippi facility are represented by the United Steel Workers of America. We recently entered into a new collective bargaining agreement with the United Steel Workers of America which became effective on July 1, 2003 and will expire on June 30, 2007. Nevertheless, we may be subject to work stoppages or other labor disruptions in the future. If such events were to occur, our results of operations may be materially adversely affected.

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

Our graphite shaft manufacturing operations in Southern California and China are dependent upon a consistent and affordable supply of electricity. If there is a prolonged shortage of electrical supply to these facilities and /or a significant increase in the cost of electrical power, we may need to temporarily or permanently close our graphite shaft operations, which could materially adversely affect our results of operations. In addition, our steel shaft manufacturing plant located in Mississippi relies upon a consistent and affordable supply of both natural gas and electrical power in order to conduct normal operations. If our Mississippi facility should experience a shortage in supply of either power source or a significant increase in cost, it could have a material adverse affect on our results of operations.

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

The patents we hold relating to certain of our products and technologies may not offer complete protection against infringement of our proprietary rights by others. As of December 31, 2005 we held 44 patents worldwide relating to various products and proprietary technologies, including the SensiCore technology, and had nine patent applications pending. Patents may not be issued from the pending patent applications. Moreover, these patents may have limited commercial value or may not protect our products. Additionally, the U.S. patents that we hold do not preclude competitors from developing or marketing products similar to our products in international markets. We may infringe on others’ intellectual property rights. One or more adverse judgments with respect to these intellectual property rights could negatively impact our ability to compete and could adversely affect our business.

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

The forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance. However there are many risk factors, including but not limited to, the general state of the economy, the Company’s ability to execute its plans, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in our Company’s forward-looking statements. Additional information concerning the Company’s risk factors is contained from time to time in the Company’s public filings with the SEC; and most recently in Item 1A of Part 1 of this Annual Report on Form 10-K.

The Company’s views, estimates, plans and outlook as described within this document may change subsequent to the release of this statement. The Company is under no obligation to modify or update any or all of the statements it has made herein despite any subsequent changes the Company may make in its views, estimates, plans or outlook for the future.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our administrative offices and manufacturing facilities currently occupy approximately 500,000 square feet. Our shafts are manufactured at separate facilities, a steel shaft facility located in Amory, Mississippi and composite graphite shaft facilities located in El Cajon, California and Guangzhou, China. In addition, we have a multi-material shaft assembly facility located in Olive Branch, Mississippi. Our executive offices are located in a leased facility in Memphis, Tennessee. The following table sets forth certain information regarding significant facilities operated by us as of December 31, 2005:

Facility	Location	Approx. Sq. Ft.		Owned/ Leased	Lease Expiration Date
Corporate Offices	Memphis, Tennessee	15,241		Leased	June 2011
Steel Shaft/Tubing Mfg.	Amory, Mississippi	335,000		Leased	January 2063(1)
Composite Shaft Mfg.	Guangzhou, China	88,000		Leased	March 2008
Composite Shaft Mfg.	El Cajon, California	45,907		Leased	October 2008
Building	Olive Branch, Mississippi	5,300		Leased	March 2007
Test Facility	Robinsonville, Mississippi	1,000	(2)	Leased	March 2008

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

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 2005.

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public market for the Company’s equity securities. All of the Company’s capital stock is owned by True Temper Corporation.

The Company paid no dividends on its shares of common stock in 2004 or 2005.

The Company’s various debt instruments impose restrictions on the payment of dividends by means of covenants. The Company was in compliance with all debt covenants as of December 31, 2005.

There were no purchases of the Company’s equity securities by or on behalf of the Company or any affiliated purchaser during the fourth quarter of 2005.

Item 6.                        Selected Financial Data

Set forth below are our selected historical financial data for the five fiscal years ended December 31, 2005. The historical financial data were derived from our audited financial statements and the notes thereto (except ratio of earnings to fixed charges data), for which the December 31, 2005, 2004, and 2003 financial statements are included herein. As more fully described in Note 3 to the financial statements located elsewhere in this annual report, the Company went through a business combination on March 15, 2004. Accordingly, the following selected financial data is presented for both the predecessor and successor companies.

	Successor Company		Predecessor Company
	Year Ended December 31,	Period from March 15 to December 31,	Period from January 1 to March 14,	Year Ended December 31,
	2005	2004	2004	2003	2002	2001
	(Dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales	$117,594	$78,120	$20,247	$116,206	$107,401	$111,083
Gross profit	47,232	18,016	8,376	46,736	42,240	43,348
Selling, general and administrative expenses	14,660	9,520	3,635	14,747	13,578	14,963
Amortization of goodwill(1)	—	—	—	—	—	2,695
Amortization of intangible assets(2)	13,840	10,984	—	—	—	—
Impairment charge on long lived assets(3)	357	—	—	—	—	—
Business development, start-up costs and transition costs(4)	208	738	100	869	312	—
Transaction and reorganization expenses(5)	—	25	5,381	—	—	—
Loss on early extinguishment of long-term debt(5)	—	—	9,217	—	777	—
Operating income (loss)	18,167	(3,251)	(9,957)	31,120	27,573	25,690
Interest expense, net of interest income	18,631	13,491	2,498	13,017	12,236	12,660
Income tax (benefit) expense(6)	33	(6,350)	(2,845)	7,113	5,992	(11,539)
Net income (loss)	(466)	(10,464)	(9,608)	10,858	9,252	24,571
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital(7)	$26,861	$25,324	$14,551	$15,372	$14,828	$14,748
Total assets	348,055	360,825	178,057	179,616	183,380	189,330
Total debt(8)	220,725	232,725	106,030	113,730	124,730	116,522
Total stockholder’s equity	99,764	101,330	39,064	48,793	43,068	61,303
OTHER FINANCIAL DATA:
Cash from operating activities	$15,936	$6,702	$2,982	$21,402	$19,903	$12,162
Cash used in investing activities	(2,031)	(1,182)	(330)	(3,460)	(1,164)	(2,291)
Cash used in financing activities	(12,509)	(5,019)	(8,205)	(16,623)	(19,846)	(5,862)
Depreciation and goodwill amortization(9)	2,725	2,420	671	2,906	3,252	6,208
Capital expenditures	$2,612	$1,232	$330	$3,460	$1,164	$2,001
Ratio of earnings to fixed charges(10)	1.0x	n/a	n/a	2.3x	2.2x	2.0x

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

(2)    As of January 1, 2002 the Company adopted the provisions of SFAS No. 141, Business Combinations. This statement requires the identification and valuation of intangible assets acquired in a business combination. Identifiable intangible assets determined to have definitive lives must be amortized over those expected useful lives. Certain intangible assets with definitive lives were identified, and the amortization expense during the period from March 15, 2004 through December 31, 2005 relates to the amortization of these intangibles. See Note 3 to the financial statements included elsewhere in this annual report for further discussion.

(3)    Impairment charge on long-lived assets reflects the 2005 write-down, and subsequent disposal, of certain manufacturing equipment originally obtained through the acquisition of substantially all of the tangible personal property of Apollo Sports in 2000. Apollo Sports was a steel golf shaft competitor in England that went out of business in 2000. A significant portion of the assets acquired were subsequently transferred to True Temper’s Amory, Mississippi facility. This write-off represents the remainder of the assets located in the United Kingdom that were deemed unusable.

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

Company Overview

True Temper Sports, Inc. (the “Company”) is a wholly owned subsidiary of True Temper Corporation (“TTC”) and a leading designer, manufacturer and marketer of both steel and composite graphite golf shafts for original equipment manufacturers and distributors in the golf equipment industry. In addition, the Company produces and sells a variety of performance sports products that offer high strength and tight tolerance components produced with steel alloys and composite carbon fiber graphite materials for the bicycle, hockey and other recreational sports markets. In 2005, golf shaft net sales represented 94% of total net sales, and performance sports net sales represented 6%.

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

The Gilbert Global Acquisition was accounted for by the Company’s parent company using the purchase method of accounting. As the Company is a wholly owned subsidiary of True Temper Corporation, the Company has “pushed down” the effect of the purchase method of accounting to its financial statements. The Company’s financial statements and accompanying notes, shown in Item 8 of this annual report, present the historical cost basis results of the Company as “predecessor” through March 14, 2004, and the results of the Company as “successor” after that date, accordingly, certain elements of the successor company presentation are not comparable to the predecessor company presentation due to the different basis of accounting.

For purposes of the following discussion, contained in Item 7 and 7A, regarding the Company’s results of operations and cash flow, the Company has combined the results of the predecessor and successor companies in order to compare the results to the prior year. Material variances caused by the different basis of accounting have been disclosed where applicable.

Year in Review—2005

The past year was marked by significant revenue growth in nearly all areas of the Company’s business, with total net sales increasing by 20% from 2004. A number of factors contributed to this improvement, which are documented elsewhere in this Annual Report, with particular emphasis given to the successful implementation of the Company’s graphite golf strategic initiatives. Entering 2005, a key strategy to drive overall revenue was to increase the Company’s share of graphite golf unit sales volume from mid-range products sold through the OEM channel. With the successful transition of graphite golf manufacturing into a lower cost base Chinese facility, the Company was able to secure several new OEM programs, and significantly expand its graphite golf shaft sales. This, along with the other factors described below, helped to drive 2005 overall revenue to $117.6 million, achieving a new record for the Company.

During 2004 the Company was forced to manage costs very closely in a difficult overall golf market. During this past year, the Company continued its focus on cost controls and productivity, along with the backdrop of improving revenue. The Company made appropriate modifications to its pricing policies, managed the mix of products being sold, endeavored to reduce usage of natural gas, and redoubled its efforts aimed at productivity in its various manufacturing facilities in order to offset inflationary pressures in overall energy costs and raw materials. These initiatives resulted in pushing full year gross profit margins back over 40%, a feat achieved only twice in the Company’s history.

These revenue gains and favorable gross profit results enabled the Company to make voluntary repayments on its bank debt totaling $12.0 million during 2005; reducing its overall leverage significantly, and positioning the Company well for the challenges of 2006.

Outlook—2006

In 2006, the Company plans to expand and enhance its position within the golf market and grow its presence in the performance sports markets with emphasis on hockey sticks and high end bicycle components. In keeping with this plan, the Company has recently developed and launched several new golf products for 2006, including:

•  Black Gold, a steel golf shaft combining pinpoint frequency tuning with exacting weight and balance specifications for the utmost consistency;

•  M-80, utilizing a new alloy to create one of the lightest steel golf shafts ever made;

•  Prototype CompNT Hybrid, a graphite golf shaft incorporating carbon nano-tubes into the resin system to dramatically improve strength properties and playabilty.

In addition, the Company has a number of new steel and graphite golf products under development, with scheduled launches during the second half of 2006. In addition, a number of its OEM partners are preparing for club launches during the second half of the year that include either branded or proprietary shafts manufactured by True Temper.

The Company’s performance sports segment is also well positioned for growth in 2006. It has completed the transition of all carbon fiber hockey and bike production into its Guangzhou, China facility, and for 2006 has expanded its manufacturing capability to enable production of several new hockey and bike components such as hockey blades and full one-piece sticks. The Company’s internal targets are for the growth rate in this segment to continue at its double digit pace, and to exceed that of its overall golf business percentage gains in 2006.

While the Company remains excited about these internally driven revenue growth initiatives, expectations are moderated somewhat by the modest growth projections for the overall golf industry. Key market statistics such as rounds played and equipment sales appear to be trending upward, but are not expected to be robust in the coming twelve months. This will drive the Company to maintain its focus on new products and marketshare initiatives in the golf industry.

Although the Company expects that these internal and external factors will favorably benefit its business, such outcomes are subject to uncertainties and unforeseeable factors relating to internal operations and the overall business environment, all of which are difficult to predict and many of which are beyond the Company’s control. Actual future results may vary materially as a result of various risks and uncertainties, including but not limited to, a reduction in discretionary consumer spending or a general downturn in the economy.  See Item 1A “Risk Factors” for a complete discussion of these and other risk factors.

Results of Operations

The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

	Successor Company	Combined Company	Successor Company	Predecessor Company	Predecessor Company
	Year Ended December 31, 2005	Year Ended December 31, 2004	Period from March 15 to December 31, 2004	Period from January 1 to March 14, 2004	Year Ended December 31, 2003
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.8	73.2	76.9	58.6	59.8
Gross profit	40.2	26.8	23.1	41.4	40.2
Selling, general and administrative expenses	12.5	13.4	12.2	18.0	12.7
Amortization of intangible assets	11.8	11.2	14.1	—	—
Business development, start-up and transition costs	0.2	0.9	0.9	0.5	0.7
Transaction and reorganization expenses	—	5.5	—	26.6	—
Impairment charge on long lived assets	0.3	—	—	—	—
Loss on early extinguishment of debt	—	9.4	—	45.5	—
Operating income (loss)	15.4	(13.4)	(4.2)	(49.2)	26.8
Interest expense, net of interest income	15.8	16.3	17.3	12.3	11.2
Other expenses, net	—	0.1	0.1	—	0.1
Income (loss) before income taxes	(0.4)	(29.8)	(21.5)	(61.5)	15.5
Income tax (benefit) expense	0.0	(9.3)	(8.1)	(14.1)	6.1
Net income (loss)	(0.4)%	(20.4)%	(13.4)%	(47.5)%	9.3%

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net Sales for 2005 increased approximately $19.2 million, or 19.5%, to $117.6 million from $98.4 million in 2004.

Golf shaft sales increased approximately $18.5 million, or 20.0%, to $110.8 million in 2005 from $92.3 million in 2004.  This improvement in revenue was driven by several factors, including a favorable shift in the mix of steel golf shafts sold towards more premium, branded products.  In addition, the Company generated greater unit sales of graphite golf shafts, which can be attributed to several factors, including:

•  Increased demand for the Company’s new product offerings such as the Grafalloy ProLaunch graphite shaft, Grafalloy Blue iron shaft, and its recently introduced hybrid graphite shafts;

•  A greater number of successful new club introductions from several key OEM partners;

•  General reductions in the overall wholesale and retail channel inventory positions as compared to prior year levels; and

•  Increased acceptance and usage of the Company’s graphite golf shaft products in certain OEM partners’ custom option programs, primarily in the Grafalloy Blue and ProLaunch family of products.

Performance sports sales increased approximately $0.7 million, or 12.3%, to $6.8 million in 2005 from $6.0 million in 2004.  This increase in revenue was driven primarily by sales growth in the Company’s bike and hockey categories, which remain the strategic focus for the performance sports segment, and comprise the majority of the segment’s new products initiatives.

Net sales to international customers increased approximately $5.9 million, or 16.2%, to $42.4 million in 2005 from $36.5 million in 2004.  This increase resulted primarily from the same overall golf industry factors and Company specific issues described above, related to golf shaft sales activity.  In addition, the Company has seen a marked increase in its penetration into the steel golf shaft market in Japan; due primarily to its new, light-weight steel shaft offerings that are being well received by the Japanese golfers and overseas OEM club companies.

Gross Profit for 2005 increased approximately $20.8 million, or 79.0%, to $47.2 million from $26.4 million in 2004. Gross profit as a percentage of net sales increased to 40.2% in 2005 from 26.8% in 2004.

As a result of the application of purchase accounting to record the Gilbert Global Acquisition, the Company increased the value of inventory, to reflect its estimated fair value at the date of acquisition, by $11.7 million which was subsequently reflected in cost of sales corresponding with the related subsequent sales activity during 2004.  This inventory fair value adjustment and related recognition in cost of sales is a non-cash transaction and affects only the 2004 results of operations.  The following paragraph describes the gross profit results of the Company excluding the impact of this purchase accounting adjustment.

Gross Profit for 2005 increased approximately $9.2 million, or 24.1%, to $47.2 million from $38.1 million in 2004. Gross profit as a percentage of net sales increased to 40.2% in 2005 from 38.7% in 2004.  The increase in gross profit as a percentage of net sales was driven primarily by (i) increased selling prices for golf shaft products, (ii) favorable product mix in the premium steel golf shaft segment, (iii) improved foreign currency exchange rates, and (iv) favorable operating improvements from productivity and cost control programs at the Company’s manufacturing facilities, including the labor cost savings realized from the transition of graphite product manufacturing to Guangzhou, China.  These favorable factors were partially offset by (i) an increase in the cost of raw materials and natural gas and (ii) the impact of general inflation on the Company’s other labor and overhead costs.

Selling, General and Administrative (“SG&A”) Expenses for 2005 increased approximately $1.5 million, or 11.4%, to $14.7 million from $13.2 million in 2004.  SG&A as a percentage of net sales decreased to 12.5% in 2005 from 13.4% in 2004.  This decrease in SG&A as a percentage of net sales was due primarily to the increase in sales between periods.  The increase in SG&A spending between periods was due in part to (i) incremental advertising and promotion of new products, (ii) performance based management expense, and (iii) moderate increases in travel costs in support of the revenue gains.

During 2005 the Company spent approximately $0.2 million on its initial compliance project related to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”).  In 2004 the Company spent approximately $0.1 million on SOX initial compliance.

Amortization of Intangible Assets for 2005 was $13.8 million.  Intangible assets were acquired in connection with the Gilbert Global Acquisition.  Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.  Amortization of intangible assets in 2004 was $11.0 million, which represented amortization from March 15, 2004 through December 31, 2004.

Business Development, Start-Up and Transition Costs for 2005 decreased approximately $0.6 million, or 75.2%, to $0.2 million from $0.8 million in 2004.   These costs represent various start-up business expenses related to the opening of the Company’s composite manufacturing operation in Southern China, and the related down-sizing costs incurred at the Company’s El Cajon, California facility.  The decrease in cost reflects the fact that this project is substantially complete.

Transaction and Reorganization Expenses for 2004 were $5.4 million and were incurred in conjunction with the sale and purchase agreement for TTC which closed on March 15, 2004.  These transaction related expenses include (i) investment banking merger and acquisition fees; (ii) legal fees; and (iii) other incidental costs and expenses related to the sale of TTC.  No such transaction and reorganization expenses were incurred during 2005.

Impairment Charge On Long-Lived Assets for 2005 was $0.4 million and was incurred in conjunction with the write-down, and subsequent disposal, of certain manufacturing equipment originally obtained through the acquisition of substantially all of the tangible, personal property of Apollo Sports in 2000.  Apollo Sports was a steel golf shaft competitor in England that went out of business in 2000.  A significant portion of the assets acquired were subsequently transferred to the Company’s Amory, Mississippi facility.  This write-off represents the remainder of the assets located in the United Kingdom that were deemed unusable.  No such charges were incurred during 2004.

Loss on the Early Extinguishment of Long-Term Debt for 2004 was $9.2 million.  The costs recorded as loss on the early extinguishment of long-term debt include (i) the write-off of the remaining deferred financing costs related to our 10 7/8% senior subordinated notes and our 2002 senior credit facility, and (ii) the early extinguishment call premium and related interest we incurred when we redeemed the 10 7/8% senior subordinated notes on March 15, 2004.  No long-term debt was extinguished during 2005.

Operating Income for 2005 increased approximately $31.4 million to $18.2 million from an operating loss of $13.2 million in 2004. Operating income as a percentage of net sales increased to 15.4% in 2005 from a loss of 13.4% in 2004. This increase reflects the profit impact of the items described above.

Excluding the impact of the 2004 inventory purchase accounting adjustment, 2004 transaction and reorganization expenses, 2004 loss on early extinguishment of long-term debt, 2005 impairment charge on long-lived assets, and the amortization of intangible assets in both 2004 and 2005, operating income would have increased approximately $8.3 million.

Interest Expense, net of Interest Income for 2005 increased approximately $2.6 million to $18.7 million from $16.0 million in 2004.  This increase was driven primarily by the increase in outstanding principal amounts of variable rate bank debt and fixed rate bonds associated with the Gilbert Global Acquisition, offset somewhat by a decrease in the interest rate on the Company’s fixed rate debt between periods.

Income Tax Expense for 2005 changed to approximately $0.0 compared to an income tax benefit of $9.2 million in 2004. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.  For the period from January 1, 2004 through March 14, 2004, the effective tax rate also differs due to the nondeductible nature of a portion of transaction and reorganization expenses.

Net Income for 2005 increased approximately $19.6 million to a net loss of $0.5 million from a net loss of $20.1 million in 2004.  This increase reflects the profit impact from the items described above.

Excluding the impact of the 2004 inventory purchase accounting adjustment, 2004 transaction and reorganization expenses, 2004 loss on early extinguishment of long-term debt, 2005 impairment charge on long-lived assets, and the amortization of intangible assets in both 2004 and 2005, net income would have increased approximately $3.4 million.

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

Selling, General and Administrative Expenses for the year decreased approximately $1.6 million, or 10.8%, to $13.2 million in 2004 from $14.7 million in 2003. As a percentage of net sales, selling, general and administrative expenses increased to 13.4% in 2004 from 12.7% the prior year. The decrease in total SG&A spending during 2004 resulted primarily from cost control actions initiated in response to the softness on the revenue line.

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

Excluding the impact of the inventory purchase accounting adjustment, amortization of intangible assets, transaction and reorganization expenses and the loss on early extinguishment of long-term debt in 2004 as well as the 2003 ratification bonus, operating income would have decreased approximately $7.7 million.

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

Excluding the impact of the inventory purchase accounting adjustment, amortization of intangible assets, transaction and reorganization expenses and the loss on early extinguishment of long-term debt in 2004 as well as the 2003 ratification bonus, net income in 2004 would have decreased by approximately $6.4 million.

Liquidity and Capital Resources

The following table shows cash flow activity by source. Discussion of cash flow activity is noted below.

	2005	2004
Net cash provided by operating activities	$15,936	$9,684
Net cash used in investing activities	$(2,031)	$(1,512)
Net cash used in financing activities	$(12,509)	$(13,224)

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

On September 24, 2004 the Company executed an amendment to its 2004 Senior credit Facility (the “Amendment”). The Amendment was approved by the Company, Credit Suisse First Boston acting as administrative agent and collateral agent, and by a majority of the lenders who were party to the 2004 Senior Credit Facility on such date. The Amendment provided adjustments to certain specified financial ratios and tests included in the 2004 Senior Credit Facility. As part of the Amendment, the margin adder on LIBOR based loans was increased from 2.50% to between 2.75% and 3.00%, depending on financial ratios, beginning September 24, 2004 and continuing through December 31, 2005. At December 31, 2005 the Company was in compliance with all of the covenants in both the 2004 Senior Credit Facility and the 8 3/8% Notes.

On March 27, 2006 the Company amended and restated its 2004 Senior Credit Facility (the “2006 Restatement”).  The Restatement was approved by the Company, Credit Suisse acting as administrative agent and collateral agent, and by a majority of the lenders who were party to the 2004 Senior Credit Facility at that date.  The Restatement includes additional term loans under the Company’s existing Senior Secured Credit Facilities of approximately $15.0 million, amendments that enable the Company to pursue future acquisitions, and the necessary flexibility to execute on the Company’s global strategic and operational initiatives.

Discussion of Cash Flows for Years Ended December 31, 2005 and 2004

Net cash provided by operating activities increased approximately $6.3 million between periods, as net income increased during 2005. In addition, the Company decreased total inventory by approximately $2.3 million during 2005. Offsetting the cash from operations generated by the aforementioned items, trade accounts receivable increased approximately $3.4 million during 2005, due primarily to the increase in sales between periods.

The Company used $2.6 million of cash to invest in property, plant and equipment in 2005, compared to the $1.6 million spent in 2004. The increase in investments in property, plant and equipment is the result of additional automation efforts aimed at improving quality and productivity in the Company’s manufacturing facilities. In addition, an under-utilized production facility located in Olive Branch, Mississippi was sold during the third quarter of 2005, generating net proceeds of approximately $0.8 million.

The Company used $12.5 million of net cash for financing activities in 2005 as compared to $13.2 million in 2004. The 2005 activity includes voluntary prepayments of principal on the 2004 Senior Credit Facility totaling $12.0 million.

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

Existing Contractual Cash Obligations

The following table reflects the Company’s contractual cash obligations for long-term debt and operating leases as of December 31, 2005 (dollars in millions):

	Total	2006	2007 through 2008	2009 through 2010	Thereafter
Long-Term Debt(1)	$220.7	$0.2	$2.0	$70.4	$148.1
Operating Leases	3.7	1.1	1.9	0.6	0.1
Purchase Commitments(2)	0.8	0.8	—	—	—
Total(3)	$225.2	$2.1	$3.9	$71.0	$148.2

(1)   The Company’s long-term debt agreements contain customary change of control provisions that could, under certain circumstances, cause accelerated debt repayment.

(2)   Amount represents the purchase commitments for natural gas and nickel used in the manufacture of steel golf shafts at the Amory, Mississippi facility.

(3)   This table does not include future obligations related to funding pension benefits.

Future Cash Generation and Use

Currently the Company’s intention is to use existing cash and cash provided from future operations, if any, as allowed within the covenants of the 2004 Senior Credit Facility and the 8 3/8% Notes, to:

•  Repay the principal on the 2004 Senior Credit Facility; and/or

•  To make additional investments in the business, which may include, among other things, capital expenditures, business acquisitions, and/or expenditures for business development and expansion in China.

In addition to the debt service obligations for principal and interest payments, the Company’s liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. The Company intends to fund its current and long-term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of December 31, 2005 the Company has the $20.0 million revolving credit facility available for future cash requirements. The maximum amount the Company may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the 2004 Senior Credit Facility. As of December 31, 2005, the Company believes that cash flow generated from operations, in addition to other financing sources, will be sufficient to meet its cash obligations for the ensuing 12 month period.

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

Inflation

As a general rule we do not believe inflation has had a dramatic impact on our historical results of operations, as we experience inflation trends that are consistent with the national averages and probably similar to other domestic manufacturers.

Nonetheless, as noted in our earlier disclosure regarding the changes in gross profit, we have experienced an increase in the cost of natural gas used for our steel plant operations in Amory, Mississippi. Based upon current market prices and purchases of natural gas contracts for 2006, we expect natural gas costs to be relatively flat in 2006.

In addition, during 2005, we recognized an increase in cost for carbon fiber prepreg, the primary raw material used in the manufacture of graphite golf shafts, hockey sticks and bicycle components. We believe our cost increases were consistent with those experienced by other users of prepreg material during 2005. We expect that our costs for prepreg material will increase again in 2006, at a similar rate to 2005 and in amounts consistent with other companies using similar materials.

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

Pension and Other Postretirement Obligations.   Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, expected return on plan assets, rates of salary increase, health care cost trend rates, mortality rates, and other factors. These assumptions are updated on an annual basis prior to the beginning of each year. The Company considers current market conditions, including interest rates, in making these assumptions. The Company develops the discount rates by considering the yields available on high-quality fixed income investments with maturities corresponding to the related benefit obligation. The Company’s discount rate for its defined benefit pension plans was 5.75% and 6.00% at December 31, 2005 and 2004, respectively. As discussed further in Note 9 of the Notes to Consolidated Financial Statements, the Company develops the expected return on plan assets by considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Company’s expected long-term rate of return assumption for assets in its defined benefit plan for 2005 and 2006 is 8.50%.

The Company believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. In accordance with accounting principles generally accepted in the United States, actual results that differ from the actuarial assumptions are accumulated and, if in excess of a specified corridor, amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. Also, gains and losses resulting from changes in assumptions are amortized over the expected remaining service period of active plan participants or, for retired participants, the average remaining life expectancy, to the extent that such amounts exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The Company expects that its pension and other postretirement benefit costs in 2006 will exceed the costs recognized in 2005 by approximately $0.2 million. This increase is principally attributable to the reduction in the assumed discount rate used to value the projected benefit obligation as of December 31, 2005.

Impairment of Long-Lived Assets, Including Goodwill.   We account for long-lived assets in accordance with the provisions of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144) and evaluate our goodwill for impairment under Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). We evaluate our goodwill for impairment on an annual basis. We periodically evaluate our long-lived assets, including goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors. The valuation of our long-lived assets, including goodwill requires us to use our judgment in evaluating these indicators.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. The Company is required to adopt the provisions of SFAS No. 151, on a prospective basis, as of January 1, 2006. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items—if abnormal—be recognized as expenses in the period incurred. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversions based upon the normal capacity of the production facilities. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on its financial position or results of operations.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The table below provides information about our debt obligations as of December 31, 2005 that are sensitive to changes in interest rates. The table presents cash flows and related weighted average interest rates by expected maturity dates (dollars in millions).

	Expected Maturity Date					There-
LONG TERM DEBT	2006	2007	2008	2009	2010	after	Total
Fixed Rate 8 3/8% Senior Subordinated Notes	$—	$—	$—	$—	$—	$125.0	$125.0
Average Interest Rate						8.38%	8.38%
Variable Rate Senior Credit Facility	$0.2	$1.0	$1.0	$1.0	$69.4	$148.1	$95.7
Average Interest Rate(a)							7.53%

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

We use Derivative Instruments to hedge several components of our revenue and cash collection stream, including, (i) anticipated foreign currency sales, (ii) accounts receivable denominated in foreign currencies, and (iii) cash balances maintained in foreign currencies.

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

At December 31, 2005, the Company had no outstanding forward foreign currency contracts designated as hedging instruments.

Assuming a hypothetical 10% adverse change in all foreign currencies, with the resulting functional currency gains and losses translated into U.S. dollars at the spot rate, the loss in fair value of exchange contracts held on December 31, 2005, would be $0.5 million. Those losses would be offset, in part, by gains on the underlying receivables and cash being hedged. See note 2(h) to our consolidated financial statements located elsewhere in this annual report for further discussion of foreign currencies.

Commodity Risk

We have some exposure to risks associated with fluctuations in prices for commodities such as nickel and natural gas which are used to manufacture our products. Nickel is used in the plating of steel golf shafts, and natural gas is used as an energy source primarily in our steel manufacturing operations. In some cases we will purchase contracts to lock in prices for both nickel and natural gas to be delivered anywhere from one to twenty-four months from the date the contract is consummated. As of December 31, 2005 we held either under contract or have purchased approximately 8% of our expected 2006 usage of natural gas, and 50% of our expected 2006 usage of nickel.

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors
True Temper Sports, Inc.

We have audited the accompanying consolidated balance sheets of True Temper Sports, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholder’s equity and comprehensive income, and cash flows for the year ended December 31, 2005 and for the period from March 15, 2004 to December 31, 2004. We have also audited the related consolidated statements of operations, stockholder’s equity and comprehensive income and cash flows of the predecessor of the Company (the Predecessor) for the period from January 1, 2004 to March 14, 2004 and for the year ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also audited the accompanying financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of True Temper Sports, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the year ended December 31, 2005 and for the period from March 15, 2004 to December 31, 2004 and the results of operations and cash flows of the Predecessor for the period from January 1, 2004 to March 14, 2004 and for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

KPMG LLP
Memphis, Tennessee
March 27, 2006

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Successor Company		Predecessor Company
	Year ended December 31,	Period from March 15 To December 31,	Period from January 1 To March 14,	Year ended December 31,
	2005	2004	2004	2003
NET SALES	$117,594	$78,120	$20,247	$116,206
Cost of sales	70,362	60,104	11,871	69,470
GROSS PROFIT	47,232	18,016	8,376	46,736
Selling, general and administrative expenses	14,660	9,520	3,635	14,747
Amortization of intangible assets	13,840	10,984	—	—
Business development, start-up costs and transition costs	208	738	100	869
Transaction and reorganization expense	—	25	5,381	—
Impairment charge on long lived assets	357	—	—	—
Loss on early extinguishment of long-term debt	—	—	9,217	—
OPERATING INCOME (LOSS)	18,167	(3,251)	(9,957)	31,120
Interest expense, net of interest income	18,631	13,491	2,498	13,017
Other (income) expenses, net	(31)	72	(2)	132
INCOME (LOSS) BEFORE INCOME TAXES	(433)	(16,814)	(12,453)	17,971
Income tax (benefit) expense	33	(6,350)	(2,845)	7,113
NET INCOME (LOSS)	$(466)	$(10,464)	$(9,608)	$10,858

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	Successor Company
	December 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,733	$3,337
Receivables, net	17,949	14,578
Inventories	19,633	21,910
Deferred financing costs	1,239	1,449
Prepaid expenses and other current assets	2,591	2,084
Total current assets	46,145	43,358
Property, plant and equipment, net	12,210	13,407
Goodwill, net	150,883	150,883
Intangible assets, net	132,629	146,266
Deferred financing costs, net	5,265	6,504
Other assets	923	407
Total assets	$348,055	$360,825
LIABILITIES & STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$245	$545
Accounts payable	4,410	4,356
Accrued expenses and other current liabilities	9,896	9,796
Total current liabilities	14,551	14,697
Deferred tax liability, net	4,531	5,403
Long-term debt, net of current portion	220,480	232,180
Other liabilities	8,729	7,215
Total liabilities	248,291	259,495
STOCKHOLDER’S EQUITY
Common stock—par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	111,943	111,943
Accumulated deficit	(10,930)	(10,464)
Accumulated other comprehensive loss, net of taxes	(1,249)	(149)
Total stockholder’s equity	99,764	101,330
Commitments and contingent liabilities (See Note 11)	—	—
Total liabilities and stockholder’s equity	$348,055	$360,825

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
Predecessor Company
(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED STATEMENTS OF
STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

				Retained	Accumulated
			Additional	Earnings/	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit)	Loss	Total
Balance at December 31, 2002	100	$ —	$ 40,326	$ 3,145	$ (403)	$ 43,068
Net income	—	—	—	10,858	—	10,858
Minimum pension liability, net of taxes	—	—	—	—	(118)	(118)
Mark to market adjustment on derivative instruments, net of taxes	—	—	—	—	192	192
Comprehensive income, net of taxes						10,932
Dividends declared to parent company	—	—	—	(5,207)	—	(5,207)
Balance at December 31, 2003	100	$ —	$ 40,326	$ 8,796	$ (329)	$ 48,793
Net loss for the period from January 1, 2004 through March 14, 2004	—	—	—	(9,608)	—	(9,608)
Mark to market adjustment on derivative instruments, net of taxes	—	—	—	—	(121)	(121)
Comprehensive loss, net of taxes						(9,729)
Balance at March 14, 2004	100	$ —	$ 40,326	$ (812)	$ (450)	$ 39,064

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
Successor Company
(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED STATEMENTS OF
STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Initial capitalization and acquisition of Predecessor Company at March 15, 2004	—	$—	$112,715	$—	$—	$112,715
Subsequent adjustment to initial capitalization for final working capital amount	—	—	(772)	—	—	(772)
Net loss for the period from March 15, 2004 through December 31, 2004	—	—	—	(10,464)	—	(10,464)
Minimum pension liability, net of taxes	—	—	—	—	(164)	(164)
Mark to market adjustment on derivative instruments, net of taxes	—	—	—	—	15	15
Comprehensive loss, net of taxes						(10,613)
Balance at December 31, 2004	100	—	111,943	(10,464)	(149)	101,330
Net loss	—	—	—	(466)	—	(466)
Minimum pension liability, net of taxes	—	—	—	—	(1,085)	(1,085)
Mark to market adjustment on derivative instruments, net of taxes	—	—	—	—	(15)	(15)
Comprehensive loss, net of taxes						(1,566)
Balance at December 31, 2005	100	$—	$111,943	$(10,930)	$(1,249)	$99,764

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Successor Company		Predecessor Company
	Year ended December 31,	Period from March 15 To December 31,	Period from January 1 To March 14,	Year ended December 31,
	2005	2004	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$(466)	$(10,464)	$(9,608)	$10,858
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,725	2,420	671	2,906
Amortization of deferred financing costs	1,449	1,034	109	632
Amortization of intangible assets	13,840	10,984	—	—
Inventory fair value adjustment recorded in cost of sales	—	11,663	—	—
Loss on disposal of property, plant and equipment	300	40	—	89
Transaction and reorganization expenses	—	25	5,381	—
Loss on early extinguishment of long-term debt	—	—	9,217	—
Deferred taxes	(201)	(6,432)	(2,898)	6,883
Changes in assets and liabilities, net of acquisitions:
Receivables, net	(3,371)	(255)	1,273	(529)
Inventories	2,277	(3,454)	(2,800)	(601)
Prepaid expenses and other assets	(514)	(463)	(68)	(422)
Accounts payable	54	(2,015)	1,379	(1,007)
Accrued interest	(38)	3,761	1,993	222
Other liabilities	(119)	(142)	(1,667)	2,371
Net cash provided by operating activities	15,936	6,702	2,982	21,402
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,612)	(1,232)	(330)	(3,460)
Proceeds from the sales of property, plant and equipment	784	50	—	—
Other investing activity	(203)	—	—	—
Net cash used in investing activities	(2,031)	(1,182)	(330)	(3,460)
FINANCING ACTIVITIES
Proceeds from issuance of bank debt	—	110,000	—	—
Proceeds from issuance of Senior Subordinated Notes	—	125,000	—	—
Principal payments on bank debt	(12,000)	(2,275)	(7,700)	(11,000)
Repay bank debt, including accrued interest	—	(6,335)	—	—
Call senior subordinated notes, including accrued interest and call premiums	—	(109,160)	—	—
Payment of debt issuance costs	—	(8,678)	—	(278)
Dividends paid	—	—	—	(5,207)
Distribution of net equity to selling shareholders	—	(102,518)	—	—
Transaction and reorganization expenses, including cash payments for direct acquisition costs	—	(10,805)	(463)	—
Other financing activity	(509)	(248)	(42)	(138)
Net cash used in financing activities	(12,509)	(5,019)	(8,205)	(16,623)
Net increase (decrease) in cash	1,396	501	(5,553)	1,319
Cash at beginning of period	3,337	2,836	8,389	7,070
Cash at end of period	$4,733	$3,337	$2,836	$8,389

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
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

(c)          Trade Accounts Receivable

Trade receivables are net of allowance for doubtful accounts of $411 and $915 as of December 31, 2005 and 2004, respectively.

(d)         Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(e)          Deferred Financing Costs

Costs associated with the issuance of debt are deferred and amortized as a component of interest expense over the life of the related debt, using a method that approximates the interest method.

(f)            Property, Plant and Equipment

Property, plant and equipment is stated on a cost basis, net of accumulated depreciation. Depreciation is provided over the estimated useful life of each asset using the straight-line method. Leasehold improvements are amortized over the shorter of the useful life or the applicable lease term including option periods when appropriate. In general the estimated useful lives for both predecessor and successor companies are as follows:

Asset Category	Life
Buildings	15-40 years
Furniture and office equipment	10-15 years
Machinery and equipment	8-15 years
Computers and related equipment	2-4 years
Leasehold improvements	6-15 years
Assets held for use—not currently used for production	8 years

(g)          Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

The Company assesses its goodwill and other indefinite-lived intangible assets for impairment on an annual basis. If an indication of impairment exists, the Company makes a comparison of the carrying amount of the reporting units to its estimated fair value. If the reporting unit’s carrying value exceeds its fair value, the Company allocates the fair value to all of the assets and liabilities of the reporting unit and determines the implied fair value of the goodwill and indefinite-lived intangible assets. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill or other indefinite-lived intangible assets exceeded the implied fair value. The Company performed its annual impairment testing in the fourth quarter of 2005. No impairment was determined upon performing these impairment tests.

(h)         Derivative Instruments and Foreign Currencies

The Company uses forward foreign exchange contracts (“Instruments” or “Derivative Instruments”) in its management of foreign currency exchange rate exposures. Instruments that are designated hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, must be effective at reducing the risks associated with the underlying exposure and must be designated as a hedge at the inception of the contract. Accordingly, changes in the market value of the Instruments must have a high degree of inverse correlation with changes in the market value or cash flows of the underlying hedged item.

The Company has used Derivative Instruments to hedge several components of its revenue and cash collection stream, including, (i) anticipated foreign currency sales, (ii) accounts receivable denominated in foreign currencies, and (iii) cash balances maintained in foreign currencies.

The changes in the market value of Derivative Instruments designated as hedging instruments for anticipated foreign currency sales are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in consolidated stockholder’s equity. To the extent an instrument is no longer effective as a hedge due to a change in the underlying exposure, gains and losses are recognized currently in the consolidated statements of operations as a component of cost of sales.

The changes in the market value of Derivative Instruments hedging accounts receivable or cash denominated in foreign currency are recognized as a component of operating income during the period of the change, as they are marked to market on a monthly basis.

At December 31, 2005, the Company had no outstanding forward foreign currency contracts designated as hedging instruments.

True Temper recorded a gain (loss) in operations on foreign currency of ($172) for the year ended December 31, 2005, $79 for the period January 1, 2004 to March 14, 2004, ($40) for the period March 15, 2004 to December 31, 2004, and $215 for the year ended December 31, 2003.

The following table summarizes the contractual notional amounts of True Temper’s forward exchange contracts as of December 31, 2005 and 2004 (in U.S. dollars):

	2005	2004
Pound Sterling	$2,099	$3,405
Yen	2,250	1,761
Australian dollar	457	940
Total	$4,806	$6,106

(i)            Impairment of Long-Lived Assets

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

During 2005 the Company recognized a non-cash pretax charge of $357 associated with the impairment of certain steel golf shaft manufacturing equipment originally obtained through the acquisition of substantially all of the tangible personal property of Apollo Sports in 2000. A significant portion of the assets acquired were subsequently transferred to the Company’s Amory, Mississippi facility. The impairment charge represents the carrying value of the remainder of the assets located in Birmingham, England, that were deemed to be unusable for future steel golf shaft manufacturing. As of December 31, 2005 the assets had been disposed of and had zero book value.

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

(k)         Advertising and Promotional Costs

Advertising and promotional costs are accounted for in accordance with Statement of Position 93-7 “Reporting on Advertising Costs”, which requires that the cost of producing advertisements be expensed at the time of the first showing of the advertisement or as incurred. True Temper’s policy is to expense costs associated with the production of advertising at the time of first showing of the advertisement. Advertising and promotional costs primarily consist of trade show costs, media spots including print, radio and television, advertising production and agency fees, sponsorships, and product and promotional samples. Advertising and promotional expense was $3,466 for the year ended December 31, 2005, $1,155 for the period January 1, 2004 through March 14, 2004, $2,314 for the period March 15, 2004 to December 31, 2004, and $3,106 for the year ended December 31, 2003. Certain of the Company’s customers participate in a cooperative advertising program where the Company agrees to reimburse these customers for a portion of their advertising costs that feature the Company’s product. Cooperative advertising costs are shown as a reduction of sales.

(l)            Research and Development Costs

Costs associated with the development of new products and changes to existing products are expensed as incurred and are included in selling, general, and administrative expenses. Research and development costs were $1,812 for the year ended December 31, 2005, $328 for the period January 1, 2004 through March 14, 2004, $1,180 for the period March 15, 2004 to December 31, 2004, and $1,501 for the year ended December 31, 2003.

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

True Temper’s US based salaried employees, and certain international employees, are covered by a non-contributory defined contribution plan. Company contributions to this plan are based on the employee’s age and are calculated as a percentage of compensation. This plan is funded on a current basis. In addition to the non-contributory defined contribution plan, certain post-retirement medical, dental and life insurance benefits are provided to those salaried employees who were employed by the Company prior to January 1, 2000.

All US based employees, and certain international employees, of True Temper are eligible to participate in a company sponsored 401(k) plan. The Company’s contribution to this plan is calculated as a percentage of the employee’s compensation and the employee’s contribution. All Company contributions to this plan are paid in cash.

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

(o)   Stock Based Compensation

On August 10, 2005 the Company’s parent company, True Temper Corporation (“TTC”), issued, to certain employees of the Company in return for service, a total of 525,400 stock options and stock appreciation rights (“Equity Incentive Awards”) to purchase common stock of TTC for $13.56 per share. The Equity Incentive Awards vest and become exercisable at various times and under various conditions through August 10, 2012, based on service with certain acceleration features based on performance criteria.

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

Year Ended December 31, 2005
Net income (loss), as reported	$(466)
Add stock-based employee compensation expense in reported net income (loss), net of tax	—
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(66)
Net income (loss), adjusted	$(532)

Stock options granted to employees of the predecessor company were exercised during the first quarter of 2004 in connection with the termination of the predecessor company’s plan, concurrent with the business combination described more fully in Note 3 to these financial statements.

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

The following methods and assumptions were used by True Temper in estimating fair value disclosures for financial instruments:

Cash, Trade Receivables and Payables—The amounts reported in the balance sheets approximate fair value.

Long-Term Debt—The carrying values of the Company’s variable rate debt approximates fair value. The estimated fair value of the Company’s fixed rate debt is based upon interest rates available for the issuance of debt with similar terms and remaining maturities. As of December 31, 2005 and 2004, the Company’s Senior Subordinated Notes had an estimated fair value of $111.3 million and $116.3 million, respectively.

Foreign Currency Contracts—The fair value of forward exchange contracts is estimated using prices established by financial institutions for comparable instruments which was approximately $0.1 million at December 31, 2005 and 2004.

The fair value estimates presented herein are based on information available to management as of December 31, 2005 Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(q)         Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised December 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) replaces  SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or the liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company does not believe the adoption of SFAS 123(R) will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. The Company is required to adopt the provisions of SFAS No. 151, on a prospective basis, as of January 1, 2006. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items—if abnormal—be recognized as expenses in the period incurred. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversions based upon the normal capacity of the production facilities. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In March 2005, FIN 47 “Accounting for Conditional Asset Retirement Obligations” was issued. FIN 47 requires conditional asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement activities and a reasonable estimate of the fair value of the obligation can be made. FIN 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was adopted by the Company effective December 31, 2005. The adoption of FIN 47 has had no material impact on the financial position or results of operations of the Company.

(r)          Supplemental Disclosures of Cash Flow Information

Cash payments for income taxes and interest are as follows:

	Successor Company		Predecessor Company
		Period from	Period from
	Year Ended	March 15 to	January 1 to	Year Ended
	December 31,	December 31,	March 14,	December 31,
	2005	2004	2004	2003
Income taxes	$147	$89	$174	$162
Interest	$17,330	$8,789	$348	$12,265

(s)                                Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification within accumulated other comprehensive income (loss) are as follows:

	Derivative Instruments Mark to Market Adjustment	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Loss
Predecessor Company:
December 31, 2002	$—	$(403)	$(403)
Period change	192	(118)	74
December 31, 2003	$192	$(521)	$(329)
Period change	(121)	—	(121)
March 14, 2004	$71	$(521)	$(450)

Successor Company:
March 15, 2004	$—	$—	$—
Period change	15	(164)	(149)
December 31, 2004	$15	$(164)	$(149)
Period change	(15)	(1,085)	(1,100)
December 31, 2005	$—	$(1,249)	$(1,249)

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

In connection with the acquisition, the Company conducted an assessment and valuation of all tangible and intangible assets acquired. The results of this exercise are reflected in the allocation table above. Of particular note was (i) the establishment of intangible assets in an aggregate amount of approximately $157.3 million based on both internal Company assessments and a thorough study conducted by an independent firm specializing in intangible asset valuation; and (ii) the write-up of inventory by approximately $11.7 million to reflect the estimated fair value of inventory at the date of acquisition. Both of these adjustments were completed in compliance with the purchase accounting prescribed by Statement of Financial Accounting Standards No. 141, Business Combinations.

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

	Years Ended December 31,
	2004	2003
Net sales	$98,367	$116,206
Income (loss) before income taxes	$(6,633)	$363
Net income (loss)	$(4,203)	$(59)

Intangible Asset Carrying Value

As described above, the Company established certain intangible assets as a result of the application of purchase accounting to the acquisition on March 15, 2004. The following table sets forth the gross value and accumulated amortization for these intangible assets at December 31, 2005.

	Gross Value	Weighted Average Amortization Period	Accumulated Amortization
Trade name	$19,455	—	$—
Patented technology	11,686	8.0 yrs	2,615
Purchased customer relationships	121,524	10.0 yrs	21,820
Lease contract	4,323	59.0 yrs	131
Other	262	2.0 yrs	235
Total	$157,250		$24,801

The following table sets forth the estimated aggregate future amortization expense for these intangible assets at December 31, 2005.

Estimated Aggregate Amortization Expense
2006	13,713
2007	13,686
2008	13,686
2009	13,686
2010	13,686

(4)   INVENTORIES

Inventories, as of December 31 of the year indicated, consist of the following:

	2005	2004
Raw materials	$4,556	$4,601
Work in process	1,734	2,182
Finished goods	13,343	15,127
Total	$19,633	$21,910

(5)   PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment, as of December 31 of the year indicated, are summarized as follows:

	2005	2004
Land improvements	$113	$113
Buildings	2,815	3,066
Furniture and office equipment	262	241
Machinery and equipment	10,924	9,478
Computer equipment and capitalized software	451	414
Leasehold improvements	1,429	1,566
Assets held for use—not currently used in production	—	643
Construction in progress	1,361	306
	17,355	15,827
Less accumulated depreciation	5,145	2,420
Net property, plant and equipment	$12,210	$13,407

Depreciation expense was $2,725 for the year ended December 31, 2005, $671 for the period January 1, 2004 through March 14, 2004, $2,420 for the period March 15, 2004 to December 31, 2004, and $2,906 for the year ended December 31, 2003.

(6)   OTHER CURRENT LIABILITIES

Other current liabilities, as of December 31 of the year indicated, consist of the following:

	2005	2004
Accrued compensation, benefits and related payroll taxes	$4,276	$4,051
Accrued interest	3,730	3,769
Other	1,890	1,976
Total	$9,896	$9,796

(7)          BORROWINGS

(a)   Long-Term Debt

Long-term debt at December 31, 2005 and 2004 consisted of the following:

	2005	2004
8 3/8% Senior Subordinated Notes due 2011	$125,000	$125,000
2004 senior credit facility	95,725	107,725
Total debt	220,725	232,725
Less current maturities	245	545
Long-term debt	$220,480	$232,180

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

The 2004 senior credit facility has a maturity date of March 15, 2011, and provides for interest on the term loan, at the Company’s option, at (i) the base rate of the bank acting as administrative agent plus a margin adder of 2.00%, or (ii) under a LIBOR option with a borrowing spread of LIBOR plus 2.50% to 3.00%, depending on financial ratios. The Company’s weighted average rate at December 31, 2005 was 7.53%.

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

On September 24, 2004 the Company executed an amendment to its 2004 senior credit facility (the “Amendment”). The Amendment was approved by the Company, Credit Suisse First Boston acting as administrative agent and collateral agent, and by a majority of the lenders who were party to the 2004 senior credit facility on such date. The Amendment provided adjustments to certain specified financial ratios and tests included in the 2004 senior credit facility. As part of the Amendment, the margin adder on LIBOR based loans was increased from 2.50% to between 2.75% and 3.00%, depending on financial ratios, beginning September 24, 2004 and continuing through December 31, 2005. At December 31, 2005 the Company was in compliance with all of the covenants in both the 2004 senior credit facility and the Notes.

On March 27, 2006 the Company amended and restated its 2004 Senior Credit Facility (the “2006 Restatement”).  The Restatement was approved by the Company, Credit Suisse acting as administrative agent and collateral agent, and by a majority of the lenders who were party to the 2004

Senior Credit Facility at that date.  The Restatement includes additional term loans under the Company’s existing Senior Secured Credit Facilities of approximately $15.0 million, amendments that enable the Company to pursue future acquisitions, and the necessary flexibility to execute on the Company’s global strategic and operational initiatives.

At December 31, 2005, future minimum principal payments on long-term debt were as follows:

2006	245
2007	982
2008	982
2009	982
2010	69,462
Thereafter	148,072
Total	$220,725

(b)   Line of Credit

The Company may borrow, through March 15, 2009, up to $20.0 million under a revolving credit agreement included in the 2004 senior credit facility. Borrowings under the agreement are subject to the same provisions described in the long term debt section of this Note. The Company had no outstanding borrowings under this line of credit as of December 31, 2005.

(8)          INCOME TAXES

Total income taxes for the periods indicated were allocated as follows:

	Successor Company		Predecessor Company
	Year Ended December 31,	Period from March 15 to December 31,	Period from January 1 to March 14,	Year Ended December 31,
	2005	2004	2004	2003
Income from continuing operations	$33	$(6,350)	$(2,845)	$7,113
Stockholders’ equity:
Additional minimum pension liability	(665)	(100)	—	(72)
Mark to market adjustment on derivative instruments	9	(9)	(74)	118
Total income taxes	$(623)	$(6,459)	$(2,919)	$(7,159)

The income tax expense (benefit) attributable to income for continuing operations, for the periods indicated, is as follows:

	Successor Company		Predecessor Company
	Year Ended December 31,	Period from March 15 to December 31,	Period from January 1 to March 14,	Year Ended December 31,
	2005	2004	2004	2003
Current:
Federal	$—	$—	$—	$—
State	40	30	10	40
Foreign	194	52	43	190
Total current	234	82	53	230
Deferred:
Federal	(169)	(5,425)	(2,439)	5,795
State	(32)	(1,007)	(459)	1,088
Total deferred	(201)	(6,432)	(2,898)	6,883
Total	$33	$(6,350)	$(2,845)	$7,113

The actual income tax expense (benefit) attributable to income for continuing operations differs from the amounts computed by applying the U.S. federal tax rate of 34% to the pretax earnings as a result of the following:

	Successor Company		Predecessor Company
	Year Ended December 31,	Period from March 15 to December 31,	Period from January 1 to March 14,	Year Ended December 31,
	2005	2004	2004	2003
Computed “expected” tax expense (benefit)	$(147)	$(5,717)	$(4,235)	$6,110
State tax, net of federal benefit	5	(645)	(296)	744
Foreign taxes	194	52	43	190
Transaction expenses	—	—	1,643	—
Other	(19)	(40)	—	69
Actual income tax expense (benefit)	$33	$(6,350)	$(2,845)	$7,113

The components of deferred tax assets and liabilities for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Goodwill	$35,831	$40,646
Accrued liabilities	1,484	1,440
Asset impairment	704	704
Net operating loss carryforwards	7,867	7,129
Facility start-up costs	253	343
Pension liability	722	695
Post retirement benefit obligation	1,162	1,318
Uniform capitalization	341	140
Other	—	64
Gross deferred tax assets	$48,364	$52,479
Deferred tax liabilities:
Identifiable intangible assets	$(50,263)	$(55,511)
Property, plant and equipment	(2,588)	(2,275)
Other	(44)	(96)
Net deferred tax asset (liability)	$(4,531)	$(5,403)

At December 31, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $20,700 which expire between 2020 and 2025.

(9)          EMPLOYEE BENEFIT PLANS

True Temper Sports, Inc. has a qualified pension plan for the hourly union employees at its Amory, Mississippi plant. The following tables provide a reconciliation of the changes in the plans’ benefit obligation, fair value of assets and a statement of the plans’ funded status for the year ended December 31, 2005 and for the periods January 1, 2004 through March 14, 2004 and March 15, 2004 to December 31, 2004:

	Successor Company		Predecessor Company
	Year Ended December 31, 2005	Period from March 15 to December 31, 2004	Period from January 1 to March 14, 2004
Reconciliation of benefit obligation:
Benefit obligation at beginning of period	$17,373	$16,547	$15,687
Service cost	550	406	180
Interest cost	1,026	764	203
Actuarial losses	455	(91)	543
Benefit payments	(389)	(253)	(66)
Benefit obligation at end of period	$19,015	$17,373	$16,547
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of period	$13,387	$13,374	$13,145
Actual return on plan assets	(239)	266	295
Employer contributions	285	—	—
Benefit payments	(389)	(253)	(66)
Fair value of plan assets at end of year	$13,044	$13,387	$13,374
Funded status:
Funded status at December 31	$(5,971)	$(3,986)	$(3,173)
Unrecognized net actuarial loss	2,320	505	—
Net amount recognized	$(3,651)	$(3,481)	$(3,173)

The following table provides the amounts recognized in the statement of financial position for the year ended December 31, 2005 and for the periods January 1, 2004 through March 14, 2004 and March 15, 2004 to December 31, 2004:

	Successor Company		Predecessor Company
	Year Ended December 31, 2005	Period from March 15 to December 31, 2004	Period from January 1 to March 14, 2004
Accrued benefit liability	$(5,666)	$(3,746)	$(2,923)
Accumulated other comprehensive loss (income)	2,015	265	(250)
Net amount recognized	$(3,651)	$(3,481)	$(3,173)

The Company expects to make quarterly contributions of $102 to the pension plan in 2006. The following table sets forth the estimated benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated.

2006	$540
2007	$630
2008	$740
2009	$839
2010	$930
2011–2015	$6,091

The following table provides the components of net periodic expense for the defined benefit pension plans for the year ended December 31, 2005 and for the periods January 1, 2004 through March 14, 2004 and March 15, 2004 to December 31, 2004, and for the year ended December 31, 2003:

	Successor Company		Predecessor Company
	Year ended December 31, 2005	Period from March 15 to December 31, 2004	Period from January 1 to March 14, 2004	Year ended December 31, 2003
Service cost of benefits earned during the year	$550	$406	$180	$460
Interest cost on projected benefit obligation	1,026	764	203	832
Expected return on plan assets	(1,120)	(862)	(227)	(964)
Amortization of prior service cost	—	—	30	—
Net periodic pension expense	$456	$308	$186	$328
Purchase accounting recognition	—	—	2,987	—
Net periodic pension expense	$456	$308	$3,173	$328
Weighted average assumptions:
Discount rate:
Benefit obligation	5.75%	6.00%	6.25%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

The following table provides information related to the Company’s pension plan in which accumulated benefit obligations exceeded the fair value of plan assets as of the applicable period end:

	Successor Company		Predecessor Company
	Year Ended December 31, 2005	Period from March 15 to December 31, 2004	Period from January 1 to March 14, 2004
Projected benefit obligation	$19,015	$17,373	$16,547
Accumulated benefit obligation	$18,710	$17,133	$16,298
Fair value of assets	$13,044	$13,387	$13,374

Assets of the defined benefit plan for hourly union employees consist primarily of investments in equity securities, debt securities, and cash equivalents. The weighted-average asset allocations for the year ended December 31, 2005 and for the periods January 1, 2004 through March 14, 2004 and March 15, 2004 to December 31, 2004, by asset category, are as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2005	Period from March 15 to December 31, 2004	Period from January 1 to March 14, 2004	Target
Equity securities	61.0%	59.0%	52.0%	50-70%
Debt securities	33.0%	41.0%	47.9%	30-50%
Cash and other	6.0%	0.0%	0.1%	0%
Total	100.0%	100.0%	100.0%	100.0%

In addition to the defined benefit pension plan for hourly employees, the Company also maintains a defined contribution plan which covers substantially all employees. Expenses for defined contribution plans amounted to $635 for the year ended December 31, 2005, $148 for the period January 1, 2004 through March 14, 2004, $575 for the period March 15, 2004 to December 31, 2004, and $779 for the year ended December 31, 2003.

The Company also participates in certain unfunded health care plans that provide post-retirement medical, dental, and life insurance to hourly union employees at its Amory, Mississippi plant and to salaried employees hired prior to January 1, 2000. The post-retirement plans are contributory, and include certain cost-sharing features, such as deductibles and co-payments.

The following table sets forth the benefit obligation of the unfunded post-retirement health plans for the year ended December 31, 2005 and for the periods January 1, 2004 through March 14, 2004 and March 15, 2004 to December 31, 2004:

	Successor Company		Predecessor Company
	Year Ended December 31, 2005	Period from March 15 to December 31, 2004	Period from January 1 to March 14, 2004
Reconciliation of benefit obligation:
Benefit obligation at beginning of period	$3,554	$3,575	$3,515
Service cost	91	78	20
Interest cost	220	162	44
Participant contributions	185	108	28
Actuarial loss	723	81	86
Benefits paid	(904)	(450)	(118)
Benefit obligation at end of period	3,869	3,554	3,575
Unrecognized net actuarial loss	(804)	(81)	—
Accrued benefit costs	$3,065	$3,473	$3,575

The following table provides the components of net periodic expense for the unfunded post retirement health plans for the year ended December 31, 2005 and for the periods January 1, 2004 through March 14, 2004 and March 15, 2004 to December 31, 2004, and for the year ended December 31, 2003:

	Successor Company		Predecessor Company
	Year Ended December 31,	Period from March 15 to December 31,	Period from January 1 to March 14,	Year Ended December 31,
	2005	2004	2004	2003
Service cost	$91	$78	$20	$85
Interest cost	220	162	44	217
Amortization of prior service costs	—	—	(7)	(37)
Recognized net losses	—	—	13	54
Net periodic cost	$311	$240	$70	$319
Purchase accounting recognition	—	—	1,060	—
Total amount recognized	$311	$240	$1,130	$319
Discount Rate:
Benefit obligation	5.75%	6.00%	6.00%	6.25%

The healthcare cost trend rate used to determine the post-retirement benefit obligation was 10.0% for 2005. This rate decreases gradually to an ultimate rate of 5.0% in 2014, and remains at that level thereafter. While the trend rate can be a significant factor in determining the amounts reported, for the year ended December 31, 2005 a one-percentage-point increase or decrease in the trend rate will have only minimal impact due to the claims costs being close to the employer imposed cap.

(10) STOCK OPTIONS

In 2004, the Company’s parent, True Temper Corporation (“TTC”) adopted an equity incentive plan (the “2004 Plan”) pursuant to which TTC’s board of directors may grant equity incentive awards to officers and key employees of the Company. The 2004 Plan authorizes grants of options to purchase and grants of restricted shares, in total, up to 1,008,051 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All stock options have 10 year terms and vest and become fully exercisable at differing time periods up to four years from the date of grant.

At December 31, 2005, there were 79,430 shares available for grant under the 2004 Plan. The per share weighted average fair value of stock options granted during 2005 was $2.41, on the date of grant using the Black Scholes option-pricing model (excluding a volatility assumption) with the following weighted average assumptions:

Expected dividend yield	0.0%
Risk free rate of return	4.21%
Expected life (years)	4.7

Stock option activity during 2005 is as follows:

	Number of Shares	Wtd. Avg. Exercise Price
Granted	525,400	$13.56
Exercised	—	—
Forfeited	—	—
Balance at December 31, 2005	524,400	$13.56

No stock options expired in 2005. At December 31, 2005, the exercise price and weighted average remaining contractual life of outstanding options was $13.56 and 9.6 years, respectively.

At December 31, 2005 there were no options exercisable.

(11)   COMMITMENTS AND CONTINGENCIES

(a)   Lease Obligation

The Company is obligated under various non-cancelable leases for office facilities and equipment. These leases generally provide for renewal options and, in the case of facilities leases, for periodic rate increases based upon economic factors. All non-cancelable leases with an initial term greater than one year have been categorized as either capital or operating leases in conformity with SFAS No. 13, Accounting for Leases.

Future minimum payments under non-cancelable operating leases with initial terms of one year or more as of December 31, 2005 are as follows:

Operating Leases
2006	$1,096
2007	1,076
2008	779
2009	291
2010	284
Thereafter	143
Total minimum lease payments	$3,669

Rental expense on operating leases was $1,067 for the year ended December 31, 2005, $210 for the period January 1, 2004 through March 14, 2004, $812 for the period March 15, 2004 to December 31, 2004, and $1,002 for the year ended December 31, 2003.

(b)   Product Warranties

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product, the geographic location of its sale and other factors. As of December 31, 2005 and 2004, the Company has accrued $309 and $153, respectively, for estimated product warranty claims. The accrued product warranty costs are based primarily on historical experience of actual warranty claims as well as current information on product costs. Warranty claims expense was $959 for the year ended December 31, 2005, $129 for the period January 1, 2004 through March 14, 2004, $527 for the period March 15, 2004 to December 31, 2004, and $812 for the year ended December 31, 2003.

The following table provides the changes in the Company’s product warranties:

Predecessor:
January 1, 2003	$137
Liabilities accrued for warranties issued during the period	812
Warranty claims paid during the period	(773)
December 31, 2003	$176
Liabilities accrued for warranties issued during the period	129
Warranty claims paid during the period	(91)
March 15, 2004	$214
Successor:
Liabilities accrued for warranties issued during the period	527
Warranty claims paid during the period	(588)
December 31, 2004	$153
Liabilities accrued for warranties issued during the period	959
Warranty claims paid during the period	(803)
December 31, 2005	$309

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

On March 15, 2004, the Company terminated its management services agreement with Cornerstone Equity Investors, LLC, which was a related party through its indirect management and ownership interest in the predecessor company.

(13)   SEGMENT AND OTHER RELATED DISCLOSURES

(a)   Segment Reporting

The Company operates in two reportable business segments: golf shafts and performance sports. The Company’s reportable segments are based on the type of product manufactured and the application of that product in the marketplace. The golf shaft segment manufactures and sells steel and composite golf shafts for use exclusively in the golf industry. The performance sports segment manufactures and sells high strength, tight tolerance tubular components for bicycle, hockey and other recreational sports markets. The accounting policies for these segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of these segments based on segment sales and gross profit. The Company has no inter-segment sales. General corporate assets that are not allocated down to segments, include: cash, non-trade receivables, deferred tax assets and liabilities, deferred financing costs, corporate property plant and equipment, goodwill and other intangible assets.

	Successor Company		Predecessor Company
	Year Ended December 31,	Period from March 15 to December 31,	Period from January 1 to March 14,	Year Ended December 31,
	2005	2004	2004	2003
Net sales:
Golf shafts	$110,820	$73,274	$19,067	$109,754
Performance sports	6,774	4,846	1,180	6,452
Total	$117,594	$78,120	$20,247	$116,206
Gross profit:
Golf shafts	$45,804	$17,038	$8,080	$45,118
Performance sports	1,428	978	296	1,618
Total	$47,232	$18,016	$8,376	$46,736
Depreciation Expense:
Golf shafts	$2,242	$2,098	$582	$2,486
Performance sports	483	322	89	420
Total	$2,725	$2,420	$671	$2,906
Capital Expenditures:
Jointly used assets	$143	$129	$22	$—
Golf shafts	1,686	810	286	3,112
Performance sports	783	293	22	348
Total	$2,612	$1,232	$330	$3,460
Total assets:
Jointly used assets	$1,810	$1,291	$1,398	$1,333
Golf shafts	42,693	44,237	42,019	41,087
Performance sports	4,210	3,333	2,920	2,997
Total	$48,713	$48,861	$46,337	$45,417

Revenues from two customers of True Temper’s golf shafts segment represented approximately $16,100 or 13.7%, and $14,700 or 12.5%, respectively, of the Company’s 2005 revenues. Revenues from two customers of True Temper’s golf shafts segment represented approximately $2,900 or 14.2%

and $2,200 or 10.6% of the Company’s revenues for the period January 1 to March 14, 2004. Revenues from one customer of True Temper’s golf shafts segment represented approximately $11,000 or 14.1% of the Company’s revenues for the period March 15 to December 31, 2004. Revenues from two customers of True Temper’s golf shafts segment represented approximately $16,000 or 13.7%, and $13,500 or 11.6%, respectively, of the Company’s 2003 revenues.

Following are reconciliations of total reportable segment assets to total Company assets, as of December 31, and total reportable segment gross profit to total Company income before income taxes for the periods indicated:

	2005	2004
Total assets:
Total from reportable segments	$48,713	$48,861
General corporate and other unallocated assets	299,342	311,964
Total	$348,055	$360,825

	Successor Company		Predecessor Company
	Year Ended December 31,	Period from March 15 to December 31,	Period from January 1 to March 14,	Year Ended December 31,
	2005	2004	2004	2003
Total reportable segment gross profit	$47,232	$18,016	$8,376	$46,736
Less:
Selling, general and administrative expenses	14,660	9,520	3,635	14,747
Amortization of intangible assets	13,840	10,984	—	—
Business development, start-up costs and transition costs	208	738	100	869
Transaction and reorganization expense	—	25	5,381	—
Impairment charge on long lived assets	357	—	—	—
Loss on early extinguishment of long-term debt	—	—	9,217	—
Interest expense	18,631	13,491	2,498	13,017
Other expense (income), net	(31)	72	(2)	132
Total Company income (loss) before income taxes	$(433)	$(16,814)	$(12,453)	$17,971

(b)   Sales by Geographic Region

The geographic distribution of the Company’s net sales, by location of customer, is summarized as follows:

	Successor Company		Predecessor Company
	Year Ended December 31,	Period from March 15 to December 31,	Period from January 1 to March 14,	Year Ended December 31,
	2005	2004	2004	2003
U.S.	$75,151	$49,700	$12,140	$79,652
International	42,443	28,420	8,107	36,554
Total	$117,594	$78,120	$20,247	$116,206

Revenues generated from sales into Southern China accounted for approximately $20,900 or 17.7% of True Temper’s total sales for the year ended December 31, 2005, $3,300 or 16.4% of True Temper’s total sales for the period January 1 to March 14, 2004, $14,200 or 18.2% of True Temper’s total sales for the period March 15 to December 31, 2004, and $16,200 or 14.0% for the year ended December 31, 2003. The sales into Southern China are due primarily to our major U.S. based original equipment manufacturers shifting a portion of their assembly operations to that region. Assets by location are not disclosed, as assets located outside the U.S. are immaterial.

(14)   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2005 and 2004.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Predecessor:
2004
Net sales	$20,247	—	—	—
Gross profit	8,376	—	—	—
Net income	(9,608)	—	—	—

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Successor:
2004
Net sales	$9,964	$25,333	$21,308	$21,515
Gross profit	3,976	10,210	8,379	(4,549)
Net income	1,597	1,713	748	(14,522)
2005
Net sales	$32,103	$32,565	$25,520	$27,406
Gross profit	12,869	13,251	10,443	10,669
Net income	184	570	(661)	(559)

(15) SUBSEQUENT EVENT

As more fully described in Note 7, the Company amended and restated its 2004 Senior Credit Facility on March 27, 2006.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

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

Item 9B.     Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The directors and executive officers of True Temper as of December 31, 2005 are as follows:

Name	Age	Position
Scott C. Hennessy	47	Chief Executive Officer, President and Director
Fred H. Geyer	45	Senior Vice President, Chief Operating Officer
Adrian H. McCall	48	Senior Vice President of Global Distribution and Sales
Stephen M. Brown	40	Vice President of Human Resources
Graeme Horwood	61	Vice President Engineering, Research and Development
Jason A. Jenne	36	Vice President, Chief Financial Officer and Treasurer
Gene Pierce	39	Vice President of Manufacturing
Steven J. Gilbert	58	Director and Co-Chairman
Steven Kotler	58	Director and Co-Chairman
Richard W. Gaenzle, Jr.	41	Director
Jeffery W. Johnson	37	Director
William P. Lauder	45	Director

Scott C. Hennessy has been the President since 1996, and the Chief Executive Officer and Director since October 1998. Mr. Hennessy joined us in 1994 as Vice President-Sales and Marketing. From 1980 to 1994, Mr. Hennessy held various management positions at Black & Decker in sales, marketing and product development. Mr. Hennessy sits on the Board of Governors of the National Golf Foundation. Mr. Hennessy graduated magna cum laude with a B.S. from the University of Delaware.

Fred H. Geyer has been the Chief Operating Officer since January 2005, and Senior Vice President since August 2002. From 1998 through 2004, Mr. Geyer served as the Company’s Chief Financial Officer. From 1985 to 1998, Mr. Geyer held various positions at Emerson Electric Company, including Vice President-Finance in the Air Moving Motor Division. Prior to that, Mr. Geyer worked at Arthur Andersen LLP as a Senior Auditor. Mr. Geyer is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants. Mr. Geyer graduated magna cum laude with a B.S. in Accounting from the University of Missouri at St. Louis.

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

Stephen R. Brown has been the Vice President of Human Resources since August 2002. From January 1998 to July 2002, Mr. Brown has served as our Director of Human Resources. From September 1996 to December 1997, Mr. Brown served as the Manager-Human Resources. Prior to that, since 1992, Mr. Brown served in various Human Resource management positions with Emerson Electric Company. Mr. Brown received a B.A. from the University of South Carolina.

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

Jason Jenne has been the Chief Financial Officer and Treasurer since January 2005 and Vice President since August 2003. From September 2002 to August 2003, Mr. Jenne served as the Director of Corporate Finance. From September 1998 to September 2002, Mr. Jenne served as the Corporate Controller. From 1993 to 1998, Mr. Jenne served in various Finance and Accounting positions at Emerson Electric Company. Mr. Jenne graduated magna cum laude with a B.S. from Southern Illinois University.

Gene Pierce has been the Vice President of Manufacturing since June 2001. From January 1999 to June 2001, Mr. Pierce served as the Director of Steel Operations and Plant Manager of our steel facility. From May 1997 to January 1999, Mr. Pierce served as Business Operations Manager at Metalloy Corporation. Mr. Pierce received both a B.S. and M.B.A. from Mississippi State University.

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

Steven Kotler became a member of and Co-Chairman of the board of directors upon consummation of the Gilbert Global Acquisition. He has served as Vice Chairman of Gilbert Global Equity Partners, L.P. since 2000. Prior to joining Gilbert Global, Mr. Kotler was Co-Chairman, Chief Executive Officer and President of Schroder & Co. and it predecessor firm, Wertheim & Co. Mr. Kotler is a member of the Board of Directors of CPM Holdings, Inc. Previously, Mr Kotler has served as a Governor of the American Stock Exchange and a director of numerous public and private companies. Mr. Kotler is a graduate of city College of New York.

Richard W. Gaenzle, Jr. became a member of the board of directors upon consummation of the Gilbert Global Acquisition. He is a founder and has served as Managing Director of Gilbert Global Equity Partners, L.P. since 1997. From 1992 to 1997, he was a principal of Soros Capital L.P., the principal venture capital and leveraged transaction entity of Quantum Group of Funds, and a principal Advisor to Quantum Industrial Holdings Ltd. Prior to joining Soros Capital, Mr. Gaenzle held various positions in the investment banking industry. Mr. Gaenzle is Vice Chairman of Optical Capital Group, LLC and a Director of CPM Holdings, Inc. Previously, Mr. Gaenzle has been a director of numerous companies. Mr. Gaenzle received a B.A. from Hartwick College and an M.B.A. from Fordham University.

Jeffrey W. Johnson became a member of the board of directors upon consummation of the Gilbert Global Acquisition. He is a founder and has served as Managing Director of Gilbert Global Equity Partners, L.P. since 1997. Mr. Johnson was previously with Goldman, Sachs & Co. in its mergers and acquisitions department, Hallmark Cards, Inc. and Frank Russell Company. He is a director of CPM Holdings, Inc. Mr. Johnson received a B.A. from Claremont McKenna College and an M.B.A. from the Harvard Graduate School of Business Administration.

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

Audit Committee.

The Board of Directors has determined that Steven Kotler is an “audit committee financial expert” as defined in the rules and regulations adopted by the Securities and Exchange Commission.

Item 11.                 Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to True Temper for 2005, 2004 and 2003 of those persons who served as (1) the Chief Executive Officer during 2005 and (2) the other four most highly compensated executive officers of True Temper for 2005 (the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus Earned	Other Annual Compensation(1)		Awards Restricted Stock(2)	All Other Compensation(3)
Scott C. Hennessy	2005	$416,667	$205,000	$28,951		$—	$6,994
Chief Executive Officer,	2004	$400,000	$—	$28,910		$2,603,520	$10,182
President and Director	2003	$359,167	$550,000	$28,191		$—	$9,933
Fred H. Geyer	2005	$208,333	$90,000	$18,097		$—	$9,798
Senior Vice President,	2004	$200,000	$—	$17,284		$1,139,040	$10,190
Chief OperatingOfficer	2003	$185,417	$200,000	$17,699		$—	$10,000
Adrian H. McCall	2005	$183,333	$67,000	$18,075		$—	$9,167
Senior Vice President of	2004	$175,000	$—	$17,917		$813,600	$10,250
International Sales and	2003	$166,255	$160,000	$17,765		$—	$10,000
Marketing
Gene Pierce	2005	$160,667	$38,000	$36,043	(4)	$—	$8,033
Vice President of	2004	$154,000	$—	$154		$325,440	$10,250
Operations	2003	$150,505	$90,000	$28,259	(4)	$—	$10,032
Jason A. Jenne	2005	$154,167	$45,000	$18,563		$—	$3,854
Vice President, Chief	2004	$125,000	$—	$115		$488,160	$5,000
Financial Officer and	2003	$110,417	$75,000	$84		$—	$3,760
Treasurer

(1)    Includes certain life insurance benefits; and where applicable, country club dues and car allowance.

(2)    The amounts in the table represent the value of the restricted shares based on the price of $13.56 per share of common stock on the date of grant. Shares of True Temper Corporation are not traded on any public exchange, therefore information regarding the value of the restricted shares as of December 31, 2005 has been omitted. The restrictions on the shares are lifted, and the restricted stock vests, only with certain future performance goals being achieved. Depending on future performance, the restricted shares can have a value ranging from $0 to the value listed.

(3)    Includes company contributions under our 401(k) plan.

(4)    Amount includes moving and relocation benefits.

Pension Plan

True Temper Sports, Inc. sponsors a tax qualified defined benefit pension plan. Only the hourly employees at the Amory, Mississippi manufacturing plant, who are part of the collective bargaining unit of the United Steel Workers, are eligible to participate in the plan. Benefits are calculated based primarily on years of service, among other factors. As of December 31, 2005, none of True Temper Corporation’s named executive officers were eligible to participate in the plan.

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

(3)   the time when awards will be granted; and

(4)   vesting criteria, if any, of the awards.

Option / SAR Grants in Last Fiscal Year

The following table sets forth all True Temper Corporation common stock options granted to Named Executives Officers during 2005.

	Number of Securities Underling Options	% of Total Granted to Employees In Fiscal	Exercise Or Base Price	Expiration	Potential Realized Value of Assumed Annual Rates of Stock Price Appreciation For Option Term
Name	Granted	Year	($ / sh)	Date	5%	10%
Scott C. Hennessy	144,000	26.0%	$13.56	March 15, 2014	$1,228,005	$3,112,005
Fred H. Geyer	72,000	13.0%	$13.56	March 15, 2014	614,002	1,556,003
Adrian H. McCall	50,200	9.1%	$13.56	March 15, 2014	428,096	1,084,880
Gene Pierce	28,800	5.2%	$13.56	March 15, 2014	245,601	622,401
Jason A. Jenne	36,000	6.5%	$13.56	March 15, 2014	307,001	778,002

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

None.

Compensation of Directors

True Temper will reimburse directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, we may compensate directors for services provided in such capacity.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of the outstanding shares of our capital stock are owned by TTC. The following table sets forth information with respect to the beneficial ownership of TTC’s capital stock as of March 30, 2005 by:

(1)   all stockholders of TTC that own more than 5% of any class of such voting securities,

(2)   each director and named executive officer, and

(3)   all directors and executive officers as a group.

Name of Beneficial Owner(1)	Number of Common Shares	Percentage of Outstanding Common Stock
TTS Holdings LLC c/o Gilbert Global Equity Capital, LLC. 590 Madison Avenue 40th Floor New York, New York 10022	8,778,919	96.8%
Scott C. Hennessy	167,021	1.8%
Fred H. Geyer	29,509	*
Adrian H. McCall	29,509	*
Gene Pierce	5,533	*
Jason A. Jenne	3,689	*
All directors and executive officers as a group (7 persons)	245,589	2.7%

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

	Fiscal Years Ended
	2005	2004
Audit fees	$160,000	$159,000
Audit-related fees(1)	25,000	17,500
Tax Fees(2)	37,500	40,310
All other fees(3)	—	130,906
Total fees(4)	$222,500	$347,716

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

Auditor Fees Pre-approval Policy

In 2003, the Audit Committee adopted a policy concerning approval of audit and non-audit services to be provided by the independent auditor to the Company. The policy requires that all services KPMG LLP, the Company’s independent auditor, may provide to the Company, including audit services and permitted audit-related and non-audit services, excluding certain designated tax services, must be approved by the Audit Committee. The Committee approved all audit and non-audit services provided by KPMG during fiscal 2005.

PART IV

Item 15.                 Exhibits and Financial Statements Schedule

1.                 Financial Statements.   The following financial statements of True Temper Sports, Inc. have been included in part II, item 8 of this report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the year ended December 31, 2005, and the period from March 15, 2004 to December 31, 2004 of the Company

Consolidated Statements of Operations for the period from January 1, 2004 to March 14, 2004 and the year ended December 31, 2003 for the Predecessor

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Stockholder’s Equity and Comprehensive Income for the year ended December 31, 2005, and the period from March 15, 2004 to December 31, 2004 of the Company

Consolidated Statements of Stockholder’s Equity and Comprehensive Income for the period from January 1, 2004 to March 14, 2004 and the year ended December 31, 2003 for the Predecessor

Consolidated Statements of Cash Flows for the year ended December 31, 2005, and the period from March 15, 2004 to December 31, 2004 of the Company

Consolidated Statements of Cash Flows for the period from January 1, 2004 to March 14, 2004 and the year ended December 31, 2003 for the Predecessor

Notes to the Consolidated Financial Statements

2.                 Financial Statement Schedule.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
	Dollars in thousands (debit)/credit
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 2003	653	256	—	(77)	832
Year Ended December 31, 2004	832	109	—	(26)	915
Year Ended December 31, 2005	915	165	—	(669)	411

(1)          Deductions represent uncollectible accounts charged against the allowance for doubtful accounts.

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

TRUE TEMPER SPORTS, INC.
By:	/s/ SCOTT C. HENNESSY
Name:	Scott C. Hennessy
Title:	President and Chief Executive Officer
Date:	March 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ STEVEN J. GILBERT
Name:	Steven J. Gilbert
Title:	Director and Co-Chairman
Date:	March 28, 2006
By:	/s/ STEVEN KOTLER
Name:	Steven Kotler
Title:	Director and Co-Chairman
Date:	March 28, 2006
By:	/s/ RICHARD W. GAENZLE, JR.
Name:	Richard W. Gaenzle, Jr.
Title:	Director
Date:	March 28, 2006
By:	/s/ JEFFREY W. JOHNSON
Name:	Jeffrey W. Johnson
Title:	Director
Date:	March 28, 2006
By:	/s/ WILLIAM P. LAUDER
Name:	William P. Lauder
Title:	Director
Date:	March 28, 2006

By:	/s/ SCOTT C. HENNESSY
Name:	Scott C. Hennessy
Title:	President, Chief Executive Officer and Director
Date:	March 28, 2006
By:	/s/ JASON A. JENNE
Name:	Jason A. Jenne
Title:	Vice President Chief Financial Officer and Principal Accounting Officer
Date:	March 28, 2006

INDEX TO EXHIBITS

1.1

Purchase Agreement, dated as of March 3, 2004, among True Temper Sports, Inc., Credit Suisse First Boston LLC and Goldman, Sachs & Co. (filed as Exhibit 1.1 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

4.1

Indenture, dated as of March 15, 2004, among True Temper Sports, Inc., the Guarantors identified therein, and The Bank of New York (filed as Exhibit 4.1 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

4.2

Form of Senior Subordinated Note due 2011 (filed as Exhibit 4.2 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

4.3

Registration Rights Agreement, dated as of March 15, 2004, among True Temper Sports, Inc., El Cajon Equipment Corporation, True Temper Sports-PRC Holdings, Inc., Credit Suisse First Boston LLC and Goldman, Sachs & Co (filed as Exhibit 4.3 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.1

Management Services Agreement, dated as of March 15, 2004, between GGEP Management, L.L.C., GGEP Management (Bermuda) Ltd., and True Temper Sports, Inc. (filed as Exhibit 10.1 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.2

Shareholders Agreement, dated as of March 15, 2004, by and among True Temper Corporation, TTS Holdings LLC and the Other Investors identified therein (filed as Exhibit 10.2 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.3

True Temper Corporation 2004 Equity Incentive Plan, dated as of March 15, 2004 (filed as Exhibit 10.3 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.4

Credit Agreement, dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc, the Lenders identified therein, Credit Suisse First Boston, Antares Capital Corporation, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital (filed as Exhibit 10.4 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.5

Tax Sharing and Administrative Services Agreement, dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc., El Cajon Equipment Corporation and True Temper Sports-PRC Holdings, Inc. (filed as Exhibit 10.5 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.6

Employment Agreement, dated as of January 30, 2004, by and between True Temper Sports, Inc. and Scott C. Hennessy (filed as Exhibit 10.6 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.7

First Amendment, dated as of September 24, 2004, to the Credit Agreement, dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc, the Lenders identified therein, Credit Suisse First Boston, Antares Capital Corporation, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital (filed as Exhibit 10.1 to True Temper Sports, Inc.’s report on Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2004).*

10.8

Amended and Restated Credit Agreement dated as of March 27, 2006, (amending and restating the Credit Agreement dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc, the Lenders identified therein, Credit Suisse First Boston, Antares Capital Corporation, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital).**

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