Form 10-Q
period 2006-04-02
TRUE TEMPER SPORTS INC
filed 2006-05-17
CIK 1078547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 2, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-72343

TRUE TEMPER SPORTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2112620
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
8275 Tournament Drive
Suite 200
Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

Telephone: (901) 746-2000

(Registrant's telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

As of May 17, 2006 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

TRUE TEMPER SPORTS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Quarter Ended
	April 2, 2006	April 3, 2005
NET SALES	$31,659	$32,103
Cost of sales	20,085	19,234
GROSS PROFIT	11,574	12,869
Selling, general and administrative expenses	3,527	4,188
Amortization of intangible assets	3,461	3,456
Business development, start-up costs and transition costs	12	65
OPERATING INCOME	4,574	5,160
Interest expense, net of interest income	4,846	4,767
Other expenses, net	20	12
INCOME (LOSS) BEFORE INCOME TAXES	(292)	381
Income tax expense (benefit)	(62)	197
NET INCOME (LOSS)	$(230)	$184

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	April 2, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,883	$4,733
Receivables, net	22,585	17,949
Inventories	19,759	19,633
Prepaid expenses and other current assets	3,725	3,830
Total current assets	49,952	46,145
Property, plant and equipment, net	12,242	12,210
Goodwill, net	150,883	150,883
Intangible assets, net	129,186	132,629
Other assets	6,482	6,188
Total assets	$348,745	$348,055
LIABILITIES & STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,280	$245
Accounts payable	7,321	4,410
Accrued expenses and other current liabilities	8,620	9,896
Total current liabilities	17,221	14,551
Deferred tax liability, net	4,409	4,531
Long-term debt, net of current portion	219,125	220,480
Other liabilities	8,456	8,729
Total liabilities	249,211	248,291
STOCKHOLDER’S EQUITY
Common stock—par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	111,943	111,943
Accumulated deficit	(11,160)	(10,930)
Accumulated other comprehensive loss, net of taxes	(1,249)	(1,249)
Total stockholder’s equity	99,534	99,764
Commitments and contingent liabilities	—	—
Total liabilities and stockholder’s equity	$348,745	$348,055

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarter Ended
	April 2, 2006	April 3, 2005
OPERATING ACTIVITIES
Net income (loss)	$(230)	$184
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	544	685
Amortization of deferred financing costs	310	363
Amortization of intangible assets	3,461	3,456
Loss on disposal of property, plant and equipment	25	—
Deferred taxes	(122)	128
Changes in operating assets and liabilities, net	(3,542)	(3,391)
Net cash provided by operating activities	446	1,425
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(601)	(435)
Other investing activity	(18)	—
Net cash used in investing activities	(619)	(435)
FINANCING ACTIVITIES
Principal payments on bank debt	(320)	—
Other financing activity	(357)	(41)
Net cash used in financing activities	(677)	(41)
Net increase (decrease) in cash	(850)	949
Cash at beginning of period	4,733	3,337
Cash at end of period	$3,883	$4,286

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands unless otherwise indicated)

1)  Basis of Presentation

The accompanying unaudited financial statements of True Temper Sports, Inc. (“True Temper” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005. In the opinion of management, the financial statements as of and for the periods ended April 2, 2006 and April 3, 2005 include all adjustments, consisting of only normal recurring adjustments, which are necessary for the fair presentation of results for interim periods.

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

This transaction was accounted for by the Company’s parent company using the purchase method of accounting. As the Company is a wholly owned subsidiary of True Temper Corporation, the Company has “pushed down” the effect of the purchase method of accounting to the financial statements of True Temper Sports, Inc.

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

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R) (Revised December 2004), Share Based Payment (“SFAS 123(R)”). All equity incentive awards issued subsequent to January 1, 2006 will be accounted for using the guidance provided in this statement, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. As allowed by SFAS 123(R), the Company has elected to make this adoption on a prospective basis because the Company meets the definition of a non-

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise indicated)

public entity. For awards issued prior to January 1, 2006, the Company continues to apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan Equity Incentive Awards. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the Equity Incentive Award.

3)  Inventories

	April 2, 2006	December 31, 2005
Raw materials	$4,354	$4,556
Work in process	2,339	1,734
Finished goods	13,066	13,343
Total	$19,759	$19,633

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

	Quarter Ended
	April 2, 2006	April 3, 2005
Net sales:
Golf shafts	$29,541	$30,645
Performance sports	2,118	1,458
Total	$31,659	$32,103
Gross profit:
Golf shafts	$11,282	$12,578
Performance sports	292	291
Total	$11,574	$12,869

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise indicated)

Following is a reconciliation of total reportable segment gross profit to total Company income (loss) before income taxes:

	Quarter Ended
	April 2, 2006	April 3, 2005
Total reportable segment gross profit	$11,574	$12,869
Less:
Selling, general and administrative expenses	3,527	4,188
Amortization of intangible assets	3,461	3,456
Business development, start-up costs and transition costs	12	65
Interest expense, net of interest income	4,846	4,767
Other expense, net	20	12
Total Company income (loss) before income taxes	$(292)	$381

5)  Comprehensive Income

Total comprehensive income and its components for the periods covered by this report are as follows:

	Quarter Ended
	April 2, 2006	April 3, 2005
Net income (loss)	$(230)	$184
Mark to market adjustment on derivative instruments, net of taxes	—	(15)
Total comprehensive income (loss)	$(230)	$169

6)  Pension and Other Postretirement Benefits

The following table reflects the Company’s net periodic pension benefit expense and cash contributions to its pension plan, as well as the postretirement benefit expense related to its unfunded health care plan for retirees, for the periods covered by this report:

	Quarter Ended
	April 2, 2006	April 3, 2005
Pension Plan:
Net periodic pension benefit expense	$114	$149
Cash contributions to the pension plan	$46	$—
Postretirement Health Plan:
Net periodic postretirement benefit expense	$78	$90

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the more detailed information in the True Temper Sports, Inc. 2005 annual financial statements, including the notes thereto, appearing most recently in the 2005 Annual Report on Form 10-K, filed with the SEC on March 28, 2006.

Company Overview

True Temper Sports, Inc. (“True Temper” or the “Company”), a wholly owned subsidiary of True Temper Corporation (“TTC”), is a leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers (“OEM’s”) and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance sports products that offer high strength and tight tolerance tubular components to the bicycle, hockey and other recreational sports markets. In calendar 2005, golf shaft sales represented 94% of total revenues, and performance sports sales represented 6%. During the first quarter of 2006, sales of performance sports products increased to represent 7% of total revenue for the quarter.

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

The Gilbert Global Acquisition was accounted for by the Company’s parent company using the purchase method of accounting. As the Company is a wholly owned subsidiary of TTC, the Company has “pushed down” the effect of the purchase method of accounting to the financial statements of True Temper Sports, Inc.

Results of Operations

The following table sets forth the components of net income as a percentage of net sales for the periods indicated:

	Quarter Ended
	April 2, 2006	April 3, 2005
Net sales	100.0%	100.0%
Cost of sales	63.4	59.9
Gross profit	36.6	40.1
Selling, general and administrative expenses	11.1	13.0
Amortization of intangible assets	10.9	10.8
Business development, start-up costs and transition costs	0.0	0.2
Operating income	14.4	16.1
Interest expense, net of interest income	15.3	14.8
Other expenses, net	0.1	—
Income (loss) before income taxes	(0.9)	1.2
Income tax expense (benefit)	(0.2)	0.6
Net income (loss)	(0.7)%	0.6%

First Quarter Ended April 2, 2006 Compared to the First Quarter Ended April 3, 2005

Net Sales for the first quarter of 2006 decreased approximately $0.4 million, or 1.4%, to $31.7 million from $32.1 million in the first quarter of 2005. Golf shaft sales decreased $1.1 million, or 3.6%, to $29.5 million compared to the $30.6 million realized in the first quarter of 2005. This decline in revenue resulted primarily from a reduction in the sales of premium steel golf shafts. This unit sales reduction was driven by several factors, but was predominantly impacted by the current lack of exciting new product introductions in the iron category from leading golf equipment companies; many of which are scheduled for launch during the second half of 2006. Offsetting the sluggish market environment for steel golf shafts, the Company achieved record sales, in both dollars and units, of its graphite golf shaft products. The increased unit volume in graphite golf shaft products can be attributed to the continued success of branded products such as the Grafalloy ProLaunch, as well as continued momentum surrounding the Company’s strategic expansion into the stock OEM graphite market.

Performance sports sales increased approximately $0.6 million, or 45.0%, to $2.1 million in the first quarter of 2006 from $1.5 million in the first quarter of 2005. This increase is reflective of the Company’s continued shift in product focus away from non-branded, non-sporting goods offerings, and to the growing bike and composite hockey markets where True Temper continues to build momentum for its new product offerings.

Net sales to international customers decreased $1.8 million, or 15.4%, to $10.1 million in the first quarter of 2006 from $11.9 million in the same period of 2005. This decrease resulted primarily from the same overall golf industry drivers and True Temper specific issues described above. In addition, the Company experienced a decline in foreign sales of $0.5 million due to fluctuations in foreign currency levels in the British Pound, Japanese Yen and Australian Dollar.

Gross Profit for the first quarter of 2006 decreased $1.3 million, or 10.1%, to $11.6 million from $12.9 million in the first quarter of 2005. Gross profit as a percentage of net sales decreased to 36.6% in the first quarter of 2006 from 40.1% in the first quarter of 2005. The decrease in gross profit as a percentage of net sales was driven primarily by (i) an increase in the cost of raw materials and natural gas, (ii) unfavorable fluctuations in foreign currency exchange rates, and (iii) the expected decline in profit margins due to the mix of products sold being more heavily weighted toward graphite golf and performance sports. These unfavorable factors were partially offset by increased selling prices on the Company’s steel and graphite golf products, as well as its performance sports offerings, which were effective January 1, 2006.

Selling, General and Administrative Expenses (“SG&A”) for the first quarter of 2006 decreased $0.7 million, or 15.8%, to $3.5 million from $4.2 million in the first quarter of 2005. SG&A as a percentage of net sales decreased to 11.1% in the first quarter of 2006 from 13.0% in the first quarter of 2005. This decline in SG&A spending between periods was in response to the softness on the gross profit line, as the Company put specific expense controls in place to ensure the best possible read-through to operating profit. These cost controls encompass a variety of functional areas within the organization, and are representative of both permanent cost savings as well as the delay of certain non-essential business activities.

Amortization of Intangible Assets remained relatively flat during the first quarter of 2006 at $3.5 million. Intangible assets were acquired in connection with the Gilbert Global Acquisition. Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.

Business Development, Start-Up Costs and Transition Costs for the first quarter of 2006 decreased $0.1 million, to $0.0 million from $0.1 million in the first quarter of 2005. These costs represent various start-up business expenses related to the opening of the Company’s composite manufacturing operation in Southern China, and the related down-sizing costs incurred at the Company’s El Cajon, California facility.

The transition of manufacturing capability is now substantially complete, and the Company will now turn its focus to eliminating the remaining duplicate overhead at its California facility.

Operating Income for the first quarter of 2006 decreased approximately $0.6 million, or 11.4%, to $4.6 million from $5.2 million in the first quarter of 2005. This decrease reflects the gross profit and SG&A impact of the items described above.

Interest Expense for the first quarter of 2006 was relatively flat at $4.8 million. An increase in interest expense, driven primarily by an increase in the variable interest rate on the Company’s bank debt, was partially offset by the decrease in outstanding principal amounts of variable rate bank debt due to the voluntary prepayments recorded during 2005.

Income Tax Expense (Benefit) decreased in the first quarter of 2006 to an income tax benefit of $0.1 million compared to an income tax expense of $0.2 million in the first quarter of 2005. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.

Net Income (Loss) for the first quarter of 2006 decreased to a net loss of $0.2 million as compared to $0.2 million of net income in the first quarter of 2005. This decrease reflects the profit impact of the items described above.

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

On March 27, 2006 the Company amended and restated its 2004 Senior Credit Facility (the “2006 Restated Credit Facility”). The 2006 Restated Credit Facility includes additional term loans under the Company’s existing Senior Secured Credit Facilities of approximately $15.0 to $18.0 million, amendments that enable the Company to pursue future acquisitions, and the necessary flexibility to execute on the Company’s global strategic and operational initiatives.

Both the 2006 Restated Credit Facility and the 8 3/8% Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit the Company’s ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The 2006 Restated Credit Facility also requires the Company to maintain certain specified financial ratios and tests including minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. Furthermore, the 2006 Restated Credit Facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of the Company’s excess cash flow as defined within the credit agreement.

At April 2, 2006 the Company was in compliance with all of the covenants in both the 2006 Restated Credit Facility and the 8 3/8% Notes.

First Quarter Ended April 2, 2006 Compared to the First Quarter Ended April 3, 2005

Net cash provided by operating activities declined approximately $1.0 million between periods which relates primarily to the decrease in gross profit, as described more fully above. Overall working capital remained relatively flat during the first quarter of 2006.

Net cash used in investing activities increased slightly, as the Company spent $0.6 million during the first quarter of 2006 for capital expenditures, as compared to $0.4 million in the first quarter of 2005.

Net cash used in financing activities increased by approximately $0.6 million during the first quarter of 2006, as compared to the first quarter of 2005 where less than $0.1 million was used for financing. This increase relates primarily to (i) additional principal payments on term debt of $0.3 million, and (ii) payments made on behalf of its parent company, True Temper Corporation, totaling $0.3 million related to state taxes.

Existing Contractual Cash Obligations

The following table reflects the Company’s contractual cash obligations for long-term debt and capital and operating leases as of April 2, 2006 (dollars in millions):

	Total	2006	2007 through 2008	2009 through 2010	Thereafter
Long-Term Debt(1)	$220.4	$1.0	$2.6	$91.8	$125.0
Operating Leases	3.4	0.8	1.9	0.6	0.1
Total(2)	$223.8	$1.8	$4.5	$92.4	$125.1

(1)          The Company’s long-term debt agreements contain customary change of control provisions that could, under certain circumstances, cause accelerated debt repayment.

(2)          This table does not include the Company’s future obligations related to the funding of its pension benefits.

Future Cash Generation and Use

Currently our intention is to use existing cash and cash provided from future operations, if any, as allowed within the covenants of the 2006 Restated Credit Facility and the 8 3/8% Notes, to:

•       Repay the principal on the 2006 Restated Credit Facility; and/or

•       To make additional investments in the business for growth, which may include, among other things, capital expenditures, business acquisitions, and/or expenditures for business development and expansion in China.

In addition to the debt service obligations for principal and interest payments, the Company’s liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. The Company intends to fund its current and long-term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of April 2, 2006 the Company has the $20.0 million revolving credit facility available for future cash requirements. The maximum amount the Company may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the 2006 Restated Credit Facility.

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

The forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance. However, there are many risk factors, including but not limited to, the Company’s substantial leverage, the Company’s ability to service its debt, the general state of the economy, the Company’s ability to execute its plans, fluctuations in the price and availability of energy, fluctuations in the price and availability of raw materials, potentially significant increases to employee health and welfare costs, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in the Company’s forward-looking statements. Additional information concerning the Company’s risk factors is contained from time to time in the Company’s public filings with the SEC; and most recently in the Risk Factors section of Item 1A to Part 1 of the Company’s 2005 Annual Report on Form 10-K filed with the SEC on March 28, 2006.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The table below provides information about the Company’s debt obligations as of April 2, 2006 that are sensitive to changes in interest rates. The table presents cash flows and related weighted average interest rates by expected maturity dates (dollars in millions).

	Expected Maturity Date
LONG TERM DEBT	2006	2007	2008	2009	2010	There- after	Total
Fixed-Rate 8 3/8% Senior Subordinated Notes	$ —	$ —	$ —	$ —	$ —	$ 125.0	$ 125.0
Average Interest Rate						8.38%	8.38%
2006 Restated Credit Facility	$ 1.0	$ 1.3	$ 1.3	$ 1.3	$ 90.5	$ —	$ 95.4
Average Interest Rate(a)							7.53%

(a)           Variable rate long-term debt is comprised of term loans under the 2006 Restated Credit Facility, which provides for interest at the Company’s option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 2.00%, or (2) under a LIBOR option with a borrowing spread of LIBOR plus 2.50% to 3.00%.

The Company’s operating results are affected by changes in interest rates primarily as a result of borrowings under the 2006 Restated Credit Facility. If interest rates increased by 25 basis points, interest expense would have increased by approximately $0.1 million for the quarterly period ended April 2, 2006, based on balances outstanding during the quarterly period then ended.

Information concerning the Company’s market risks related to foreign exchange rates and commodities is contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2005 Annual Report on Form 10-K, as filed with the SEC on March 28, 2006. This information has been omitted from this report as there have been no material changes to the Company’s risks related to foreign exchange rates and commodities as of April 2, 2006.

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

Item 1A.                Risk Factors

—No changes—

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

—Not applicable—

Item 3.                        Defaults Upon Senior Securities

—None—

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended April 2, 2006.

Item 5.                        Other Information

—Not Applicable—

Item 6.                        Exhibits

1.1

Purchase Agreement, dated as of March 3, 2004, among True Temper Sports, Inc., Credit Suisse First Boston LLC and Goldman, Sachs & Co. (filed as Exhibit 1.1 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

4.1

Indenture, dated as of March 15, 2004, among True Temper Sports, Inc., the Guarantors identified therein, and The Bank of New York (filed as Exhibit 4.1 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

4.2

Form of Senior Subordinated Note due 2011 (filed as Exhibit 4.2 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

4.3

Registration Rights Agreement, dated as of March 15, 2004, among True Temper Sports, Inc., El Cajon Equipment Corporation, True Temper Sports-PRC Holdings, Inc., Credit Suisse First Boston LLC and Goldman, Sachs & Co (filed as Exhibit 4.3 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.1

Management Services Agreement, dated as of March 15, 2004, between GGEP Management, L.L.C., GGEP Management (Bermuda) Ltd., and True Temper Sports, Inc. (filed as Exhibit 10.1 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.2

Shareholders Agreement, dated as of March 15, 2004, by and among True Temper Corporation, TTS Holdings LLC and the Other Investors identified therein (filed as Exhibit 10.2 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.3

True Temper Corporation 2004 Equity Incentive Plan, dated as of March 15, 2004 (filed as Exhibit 10.3 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.4

Credit Agreement, dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc, the Lenders identified therein, Credit Suisse First Boston, Antares Capital Corporation, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital (filed as Exhibit 10.4 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.5

Tax Sharing and Administrative Services Agreement, dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc., El Cajon Equipment Corporation and True Temper Sports-PRC Holdings, Inc. (filed as Exhibit 10.5 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.6

Employment Agreement, dated as of January 30, 2004, by and between True Temper Sports, Inc. and Scott C. Hennessy (filed as Exhibit 10.6 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.7

First Amendment, dated as of September 24, 2004, to the Credit Agreement, dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc, the Lenders identified therein, Credit Suisse First Boston, Antares Capital Corporation, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital (filed as Exhibit 10.1 to True Temper Sports, Inc.’s report on Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2004).*

10.8

Amended and Restated Credit Agreement dated as of March 27, 2006, (amending and restating the Credit Agreement dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc, the Lenders identified therein, Credit Suisse First Boston, Antares Capital Corporation, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital).*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*                    Incorporated by reference.

**             Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on May 17, 2006.

True Temper Sports, Inc.
By:	/s/ SCOTT C. HENNESSY
Name:	Scott C. Hennessy
Title:	President and Chief Executive Officer
By:	/s/ JASON A. JENNE
Name:	Jason A. Jenne
Title:	Vice President, Chief Financial Officer
and Treasurer