Form 10-Q
period 2006-07-02
TRUE TEMPER SPORTS INC
filed 2006-08-16
CIK 1078547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2006
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

(Registrant’s telephone number,
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

As of August 16, 2006 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

TRUE TEMPER SPORTS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Quarter Ended		Year-To-Date
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
NET SALES	$30,674	$32,565	$62,333	$64,668
Cost of sales	19,830	19,314	39,915	38,548
GROSS PROFIT	10,844	13,251	22,418	26,120
Selling, general and administrative expenses	3,956	3,947	7,483	8,135
Amortization of intangible assets	3,466	3,456	6,927	6,912
Business development, start-up costs and transition costs	1,111	70	1,123	135
OPERATING INCOME	2,311	5,778	6,885	10,938
Interest expense, net of interest income	5,017	4,759	9,863	9,526
Other expenses, net	28	21	48	33
INCOME (LOSS) BEFORE INCOME TAXES	(2,734)	998	(3,026)	1,379
Income tax expense (benefit)	(989)	$428	(1,051)	625
NET INCOME (LOSS)	$(1,745)	$570	$(1,975)	$754

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	July 2, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,106	$4,733
Receivables, net	22,618	17,949
Inventories	20,951	19,633
Prepaid expenses and other current assets	3,776	3,830
Total current assets	50,451	46,145
Property, plant and equipment, net	14,537	12,210
Goodwill, net	155,212	150,883
Intangible assets, net	136,294	132,629
Other assets	6,789	6,188
Total assets	$363,283	$348,055
LIABILITIES & STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,257	$245
Accounts payable	7,147	4,410
Accrued expenses and other current liabilities	10,795	9,896
Total current liabilities	19,199	14,551
Deferred tax liability, net	3,378	4,531
Long-term debt, net of current portion	234,777	220,480
Other liabilities	8,140	8,729
Total liabilities	265,494	248,291
STOCKHOLDER’S EQUITY
Common stock—par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	111,943	111,943
Accumulated deficit	(12,905)	(10,930)
Accumulated other comprehensive loss, net of taxes	(1,249)	(1,249)
Total stockholder’s equity	97,789	99,764
Commitments and contingent liabilities	—	—
Total liabilities and stockholder’s equity	$363,283	$348,055

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year-To-Date
	July 2, 2006	July 3, 2005
OPERATING ACTIVITIES
Net income (loss)	$(1,975)	$754
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,145	1,349
Amortization of deferred financing costs	652	726
Amortization of intangible assets	6,927	6,912
Loss on disposal of property, plant and equipment	25	—
Deferred taxes	(1,153)	500
Changes in operating assets and liabilities, net	(2,071)	(696)
Net cash provided by operating activities	3,550	9,545
INVESTING ACTIVITIES
Purchase of property, plant, equipment and certain assets	(18,947)	(1,313)
Other investing activity	(71)	—
Net cash used in investing activities	(19,018)	(1,313)
FINANCING ACTIVITIES
Proceeds from issuance of bank debt	18,000	—
Principal payments on bank debt	(2,691)	(7,000)
Payment of debt issuance costs	(1,057)	—
Other financing activity	(411)	(86)
Net cash provided by (used in) financing activities	13,841	(7,086)
Net increase (decrease) in cash	(1,627)	1,146
Cash at beginning of period	4,733	3,337
Cash at end of period	$3,106	$4,483

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands unless otherwise indicated)

1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of True Temper Sports, Inc. and subsidiaries (“True Temper” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005. In the opinion of management, the financial statements as of and for the periods ended July 2, 2006 and July 3, 2005 include all adjustments, consisting of only normal recurring adjustments, which are necessary for the fair presentation of results for interim periods.

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

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R) (Revised December 2004), Share Based Payment (“SFAS 123(R)”). All equity incentive awards issued subsequent to January 1, 2006 will be accounted for using the guidance provided in this statement, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. As allowed by SFAS 123(R), the Company has

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise indicated)

elected to make this adoption on a prospective basis because the Company meets the definition of a non-public entity. For awards issued prior to January 1, 2006, the Company continues to apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan Equity Incentive Awards. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the Equity Incentive Award.

The Company estimated fair value using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield=0%; expected volatility=0%; risk-free interest rate=4%; expected term=5 years.

TTC and the Company have not granted any equity awards since August 2005. There have been no awards exercised or forfeited in 2006. The weighted average remaining contractual life is nine years.

In addition, TTC has 468,000 equity awards which vest only upon a sale of TTC and achievement of other certain terms as described in the awards. As of July 2, 2006 the events required for vesting of these awards are not expected to occur in the near term.

3)  Inventories

	July 2, 2006	December 31, 2005
Raw materials	$4,182	$4,556
Work in process	2,893	1,734
Finished goods	13,876	13,343
Total	$20,951	$19,633

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

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise indicated)

	Quarter Ended		Year-To-Date
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net sales:
Golf shafts	$28,490	$30,787	$58,031	$61,432
Performance sports	2,184	1,778	4,302	3,236
Total	$30,674	$32,565	$62,333	$64,668
Gross profit:
Golf shafts	$10,474	$12,807	$21,756	$25,385
Performance sports	370	444	662	735
Total	$10,844	$13,251	$22,418	$26,120

Following is a reconciliation of total reportable segment gross profit to total Company income (loss) before income taxes:

	Quarter Ended		Year-To-Date
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Total reportable segment gross profit	$10,844	$13,251	$22,418	$26,120
Less:
Selling, general and administrative expenses	3,956	3,947	7,483	8,135
Amortization of intangible assets	3,466	3,456	6,927	6,912
Business development, start-up costs and transition costs	1,111	70	1,123	135
Interest expense, net of interest income	5,017	4,759	9,863	9,526
Other expense, net	28	21	48	33
Total Company income (loss) before income taxes	$(2,734)	$998	$(3,026)	$1,379

5)  Comprehensive Income

Total comprehensive income and its components for the periods covered by this report are as follows:

	Quarter Ended		Year-To-Date
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net income (loss)	$(1,745)	$570	$(1,975)	$754
Mark to market adjustment on derivative instruments, net of taxes	—	—	—	(15)
Total comprehensive income (loss)	$(1,745)	$570	$(1,975)	$739

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

(Unaudited)

(Dollars in thousands unless otherwise indicated)

6)  Pension and Other Postretirement Benefits

The following table reflects the Company’s net periodic pension benefit expense and cash contributions to its pension plan, as well as the postretirement benefit expense related to its unfunded health care plan for retirees, for the periods covered by this report:

	Quarter Ended		Year-To-Date
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Pension Plan:
Net periodic pension benefit expense	$114	$148	$228	$297
Cash contributions to the pension plan	$102	$45	$148	$45
Postretirement Health Plan:
Net periodic postretirement benefit expense	$78	$90	$156	$180

7)  Acquisition of Certain Assets

On June 8, 2006 the Company acquired certain business assets of the former golf shaft manufacturer Royal Precision, Inc. (“Royal Precision”) for approximately $17,850. The assets acquired were comprised of (i) intellectual property including patents, trademarks, brand names and design technologies, (ii) intangible assets including customer relationships, (iii) a portion of their golf shaft inventory, and (iv) certain steel golf shaft manufacturing equipment. The Company is currently in the process of finalizing the purchase price allocation. The asset acquisition followed the announcement that Royal Precision was ceasing operations and exiting the golf shaft market.

True Temper expects to integrate the machinery and equipment into its existing steel golf shaft facility in Amory, Mississippi, and to produce and distribute the branded products formerly sold by Royal Precision.

The purchase price for the assets acquired was paid in cash, and is included in the investing section of the Company’s Condensed Consolidated Statement of Cash Flows for the period ended July 2, 2006. Machinery and equipment acquired will be depreciated over its estimated remaining useful life, between five and ten years. Intangible assets acquired with determinable useful lives will be amortized over periods ranging from eight to ten years.

Certain expenses were incurred to acquire the assets and transition them to the Company’s existing manufacturing sites. Of these costs approximately $1.0 million for the period ended July 2, 2006 were recorded in the Company’s Condensed Consolidated Statement of Operations as Business development, start-up costs and transition costs.

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

Company Overview

True Temper Sports, Inc. (“True Temper” or the “Company”), a wholly owned subsidiary of True Temper Corporation (“TTC”), is a leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers (“OEMs”) and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance sports products that offer high strength and tight tolerance tubular components to the bicycle, hockey and other recreational sports markets. In calendar 2005, golf shaft sales represented 94% of total revenues, and performance sports sales represented 6%. During the second quarter and year-to-date periods of 2006, sales of performance sports products increased to represent 7% of total revenue.

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

Results of Operations

The following table sets forth the components of net income (loss) as a percentage of net sales for the periods indicated:

	Quarter Ended		Year-To-Date
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.6	59.3	64.0	59.6
Gross profit	35.4	40.7	36.0	40.4
Selling, general and administrative expenses	12.9	12.1	12.0	12.6
Amortization of intangible assets	11.3	10.6	11.1	10.7
Business development, start-up costs and transition costs	3.6	0.2	1.8	0.2
Operating income	7.5	17.7	11.0	16.9
Interest expense, net of interest income	16.4	14.6	15.8	14.7
Other expenses, net	0.1	0.1	0.1	0.1
Income (loss) before income taxes	(8.9)	3.1	(4.9)	2.1
Income tax expense (benefit)	(3.2)	1.3	(1.7)	1.0
Net income (loss)	(5.7)%	1.8%	(3.2)%	1.2%

Second Quarter Ended July 2, 2006 Compared to the Second Quarter Ended July 3, 2005

Net Sales for the second quarter of 2006 decreased approximately $1.9 million, or 5.8%, to $30.7 million from $32.6 million in the second quarter of 2005. Golf shaft sales decreased $2.3 million, or 7.5%, to $28.5 million compared to the $30.8 million realized in the second quarter of 2005. This decline in revenue resulted primarily from a reduction in the sales of premium steel golf shafts. This unit sales reduction was driven by several factors, but was predominantly impacted by the current lack of exciting new product introductions particularly in the iron category from leading golf equipment companies; many of which are scheduled for launch during the second half of 2006. Offsetting the sluggish market environment for steel golf shafts, for the second consecutive quarter the Company achieved record sales, in both dollars and units, of its graphite golf shaft products. The increased unit volume in graphite golf shafts can be attributed to the continued success of branded products such as the Grafalloy ProLaunch, as well as continued momentum surrounding the Company’s strategic expansion into the stock OEM graphite market.

Performance sports sales increased approximately $0.4 million, or 22.8%, to $2.2 million in the second quarter of 2006 from $1.8 million in the second quarter of 2005. This increase is reflective of the Company’s continued shift in product focus away from non-branded, non-sporting goods offerings, and to the growing bike and composite hockey markets where True Temper continues to build momentum for its new product offerings.

Net sales to international customers increased $1.1 million, or 11.7%, to $10.1 million in the second quarter of 2006 from $9.1 million in the same period of 2005. This increase resulted primarily from a shift in unit sales from the United States to Southeast Asia as our customers determine on a quarterly basis where to have their finished clubs assembled. The assembly related shift in international sales was partially offset by a decline in export sales for actual usage outside the United States, as these foreign markets experienced the same overall golf industry drivers and True Temper specific issues described above. In addition, the Company experienced a decline in foreign sales of $0.2 million due to fluctuations in foreign currency levels in the British Pound, Japanese Yen and Australian Dollar.

Gross Profit for the second quarter of 2006 decreased $2.4 million, or 18.2%, to $10.8 million from $13.3 million in the second quarter of 2005. Gross profit as a percentage of net sales decreased to 35.4% in the second quarter of 2006 from 40.7% in the second quarter of 2005. The decrease in gross profit as a percentage of net sales was driven primarily by (i) an increase in the cost of raw materials and energy sources, (ii) unfavorable fluctuations in foreign currency exchange rates, and (iii) the expected decline in profit margins due to the mix of products sold being more heavily weighted toward graphite golf and performance sports. These factors were partially offset by increased selling prices on the Company’s steel and graphite golf products, as well as its performance sports offerings, which were effective January 1, 2006.

Selling, General and Administrative Expenses (“SG&A”) for the second quarter of 2006 were relatively flat as compared to the same period in the prior year.  SG&A for the second quarter of 2006 was $4.0 million, while the second quarter of 2005 was $3.9 million.  SG&A as a percentage of net sales increased to 12.9% from 12.1%.  During the second quarter the Company continued its cost control actions that were initiated early in 2006.  These cost containment efforts, which encompass a variety of functional areas within the organization and are representative of both permanent cost savings as well as the delay of certain non-essential business activities, were instituted in response to the softness on the gross profit line.  During the second quarter, the Company’s actions were successful in mitigating the year over year inflation impact to total SG&A expenses.

Amortization of Intangible Assets remained relatively flat during the second quarter of 2006 at $3.5 million. Intangible assets were acquired in connection with the Gilbert Global Acquisition. Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.

Business Development, Start-Up Costs and Transition Costs for the second quarter of 2006 increased $1.0 million, to $1.1 million from $0.1 million in the second quarter of 2005. The increase in these costs relates primarily to expenses associated with the acquisition of assets from a former competitor in the steel golf shaft industry, Royal Precision.  Costs include acquisition related fees and expenses, legal and other advisory fees, and transportation and integration expenses associated with the transfer of production equipment and inventory to True Temper facilities.

Operating Income for the second quarter of 2006 decreased approximately $3.5 million, or 60.0%, to $2.3 million from $5.8 million in the second quarter of 2005. This decrease reflects the gross profit, SG&A and business development, start-up costs and transition cost impact of the items described above.

Interest Expense for the second quarter of 2006 was relatively flat at $5.0 million. An increase in interest expense, driven primarily by an increase in the variable interest rate on the Company’s bank debt, was partially offset by the decrease in outstanding principal amounts of variable rate bank debt due to the voluntary prepayments recorded during 2005.

Income Tax Expense (Benefit) decreased in the second quarter of 2006 to an income tax benefit of $1.0 million compared to an income tax expense of $0.4 million in the second quarter of 2005. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.

Net Income (Loss) for the second quarter of 2006 decreased to a net loss of $1.7 million as compared to $0.6 million of net income in the second quarter of 2005. This decrease reflects the profit impact of the items described above.

Six Month Period Ended July 2, 2006 Compared to the Six Month Period Ended July 3, 2005

Net Sales for the first six months of 2006 decreased approximately $2.3 million, or 3.6%, to $62.3 million from $64.7 million in the first six months of 2005. Golf shaft sales decreased $3.4 million, or 5.5%, to $58.0 million compared to the $61.4 million realized in the first six months of 2005. This decline in revenue resulted primarily from a reduction in the sales of premium steel golf shafts. This unit sales reduction was driven by several factors, but was predominantly impacted by the current lack of exciting new product introductions particularly in the iron category from leading golf equipment companies; many of which are scheduled for launch during the second half of 2006. Offsetting the sluggish market environment for steel golf shafts, during the first six months of 2006 the Company achieved record sales, in both dollars and units, of its graphite golf shaft products. The increased unit volume in graphite golf shafts can be attributed to the continued success of branded products such as the Grafalloy ProLaunch, as well as continued momentum surrounding the Company’s strategic expansion into the stock OEM graphite market.

Performance sports sales increased approximately $1.1 million, or 32.9%, to $4.3 million in the first six months of 2006 from $3.2 million in the first six months of 2005. This increase is reflective of the Company’s continued shift in product focus away from non-branded, non-sporting goods offerings, and to the growing bike and composite hockey markets where True Temper continues to build momentum for its new product offerings.

Net sales to international customers decreased $0.8 million, or 3.7%, to $20.2 million in the first six months of 2006 from $21.1 million in the same period of 2005. This decline in export sales for actual usage outside the United States was relatively consistent with the decline in US domestic sales, as these foreign markets experienced the same overall golf industry drivers and True Temper specific issues described above. Partially offsetting this decline was an increase in international sales resulting primarily from a shift in unit sales from the United States to Southeast Asia as our customers determine on a quarterly basis where to have their finished clubs assembled. In addition, the Company experienced a decline in foreign sales of $0.6 million due to fluctuations in foreign currency levels in the British Pound, Japanese Yen and Australian Dollar.

Gross Profit for the first six months of 2006 decreased $3.7 million, or 14.2%, to $22.4 million from $26.1 million in the first six months of 2005. Gross profit as a percentage of net sales decreased to 36.0% in the first six months of 2006 from 40.4% in the first six months of 2005. The decrease in gross profit as a percentage of net sales was driven primarily by (i) an increase in the cost of raw materials and energy sources, (ii) unfavorable fluctuations in foreign currency exchange rates, and (iii) the expected decline in profit margins due to the mix of products sold being more heavily weighted toward graphite golf and performance sports. These factors were partially offset by increased selling prices on the Company’s steel and graphite golf products, as well as its performance sports offerings, which were effective January 1, 2006.

Selling, General and Administrative Expenses (“SG&A”) for the first six months of 2006 decreased approximately $0.7 million, or 8.0%, to $7.5 million from $8.1 million in the first six months of 2005. SG&A as a percentage of net sales decreased to 12.0% in the first six months of 2006 from 12.6% in the first six months of 2005. This decline in SG&A spending between periods was in response to the softness on the gross profit line, as the Company put specific expense controls in place to ensure the best possible read-through to operating profit. These cost controls encompass a variety of functional areas within the organization, and are representative of both permanent cost savings as well as the delay of certain non-essential business activities.

Amortization of Intangible Assets remained relatively flat during the first six months of 2006 at $6.9 million. Intangible assets were acquired in connection with the Gilbert Global Acquisition. Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.

Business Development, Start-Up Costs and Transition Costs for the first six months of 2006 increased $1.0 million, to $1.1 million from $0.1 million in the first six months of 2005. The increase in these costs relates primarily to expenses associated with the acquisition of assets from a former competitor in the steel golf shaft industry, Royal Precision.  Costs include acquisition related fees and expenses, legal and other advisory fees, and transportation and integration expenses associated with the transfer of production equipment and inventory to True Temper facilities.

Operating Income for the first six months of 2006 decreased approximately $4.1 million, or 37.1%, to $6.9 million from $10.9 million in the first six months of 2005. This decrease reflects the gross profit, SG&A and business development, start-up costs and transition cost impact of the items described above.

Interest Expense for the first six months of 2006 increased approximately $0.3 million, or 3.5%, to $9.9 million from $9.5 million in the first six months of 2005. An increase in interest expense, driven primarily by an increase in the variable interest rate on the Company’s bank debt, was partially offset by the decrease in outstanding principal amounts of variable rate bank debt due to the voluntary prepayments recorded during 2005.

Income Tax Expense (Benefit) decreased in the first six months of 2006 to an income tax benefit of $1.1 million compared to an income tax expense of $0.6 million in the first six months of 2005. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.

Net Income (Loss) for the first six months of 2006 decreased to a net loss of $2.0 million as compared to $0.8 million of net income in the first six months of 2005. This decrease reflects the profit impact of the items described above.

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

At July 2, 2006 the Company was in compliance with all of the covenants in both the 2006 Restated Credit Facility and the 8 3/8% Notes.

Six Month Period Ended July 2, 2006 Compared to the Six Month Period Ended July 3, 2005

Net cash provided by operating activities declined approximately $6.0 million between periods, which relates primarily to the decrease in gross profit and additional costs for the acquisition and integration of assets from Royal Precision, as described more fully above. In addition overall working capital needs increased by $1.6 million during the period ended July 2, 2006 as compared to the same period in 2005. Accounts receivable increased $4.8 million during the first six months of 2006, which was an expected change based on sales trends and the slight seasonality of the golf shaft business. Accounts receivable increased $4.6 million during the same period in 2005.

Net cash used for investing activities increased $17.7 million during the first six months of 2006, primarily as a result of the acquisition of certain assets from a former competitor in the steel golf shaft industry, Royal Precision.  Assets acquired include production equipment, inventory and intellectual property.

Net cash provided by financing activities totaled $13.8 million during the first six months of 2006, as compared to the first six months of 2005 when the Company used $7.1 million in cash for financing activities.  This increase relates primarily to (i) additional borrowings of term debt totaling $18.0 million during 2006, used primarily to finance the acquisition of certain assets from Royal Precision, (ii) a net decline in repayments of term debt between periods of $4.3 million, and (iii) the payment of $1.1 million in debt issuance costs in 2006 related to the additional borrowings.

Existing Contractual Cash Obligations

The following table reflects the Company’s contractual cash obligations for principal payments on long-term debt and capital and operating leases as of July 2, 2006 (dollars in millions):

	Total	2006	2007 through 2008	2009 through 2010	Thereafter
Long-Term Debt(1)	$236.0	$0.6	$2.5	$91.8	$141.1
Operating Leases	3.1	0.5	1.9	0.6	0.1
Total(2)	$239.1	$1.1	$4.4	$92.4	$141.2

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

Future Cash Generation and Use

Currently our intention is to use existing cash and cash provided from future operations, if any, as allowed within the covenants of the 2006 Restated Credit Facility and the 8 3/8% Notes, to:

•       Repay the principal on the 2006 Restated Credit Facility; and/or

•       To make additional investments in the business for growth, which may include, among other things, capital expenditures, business acquisitions, and/or expenditures for business development and expansion.

In addition to the debt service obligations for principal and interest payments, the Company’s liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. The Company intends to fund its current and long-term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of July 2, 2006 the Company has the $20.0 million revolving credit facility available for future cash requirements. The maximum amount the Company may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the 2006 Restated Credit Facility.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The table below provides information about the Company’s debt obligations as of July 2, 2006. The table presents cash flows from principal payments and related weighted average interest rates by expected maturity dates (dollars in millions).

	Expected Maturity Date
LONG TERM DEBT	2006	2007	2008	2009	2010	There- after	Total
Fixed-Rate 8 3/8% Senior Subordinated Notes	$—	$—	$—	$—	$ —	$125.0	$125.0
Average Interest Rate							8.38%
2006 Restated Credit Facility	$0.6	$1.3	$1.3	$1.3	$90.5	$ 16.0	$111.0
Average Interest Rate(a)							8.30%

(a)           Term loans under the 2006 Restated Credit Facility provide for interest at the Company’s option at (1) the base rate of the bank acting as administrative agent plus a margin adder of 2.00%, or (2) under a LIBOR option with a borrowing rate of LIBOR plus 2.50% to 3.00%.

The Company’s operating results are affected by changes in interest rates primarily as a result of borrowings under the 2006 Restated Credit Facility. If interest rates increased by 25 basis points, interest expense would have increased by approximately $0.1 million for the quarterly period ended July 2, 2006, based on balances outstanding during the quarterly period then ended.

Information concerning the Company’s market risks related to foreign exchange rates and commodities is contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2005 Annual Report on Form 10-K, as filed with the SEC on March 28, 2006. This information has been omitted from this report as there have been no material changes to the Company’s risks related to foreign exchange rates and commodities as of July 2, 2006.

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

—Not applicable—

Item 3.                        Defaults Upon Senior Securities

—None—

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended July 2, 2006.

Item 5.                        Other Information

—Not Applicable—

Item 6.                        Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*                    Incorporated by reference.

**             Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Memphis, State of Tennessee, on August 16, 2006.

True Temper Sports, Inc.
By:	/s/ SCOTT C. HENNESSY
Name:	Scott C. Hennessy
Title:	President and Chief Executive Officer
By:	/s/ JASON A. JENNE
Name:	Jason A. Jenne
Title:	Vice President, Chief Financial Officer
and Treasurer