Form 10-Q
period 2006-10-01
TRUE TEMPER SPORTS INC
filed 2006-11-15
CIK 1078547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 1, 2006
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

As of November 15, 2006 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

TRUE TEMPER SPORTS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Quarter Ended		Year-To-Date
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
NET SALES	$21,491	$25,520	$83,824	$90,188
Cost of sales	14,701	15,077	54,616	53,625
GROSS PROFIT	6,790	10,443	29,208	36,563
Selling, general and administrative expenses	3,277	3,598	10,760	11,733
Amortization of intangible assets	3,768	3,456	10,695	10,368
Business development, start-up costs and transition costs	1,040	37	2,163	172
OPERATING INCOME (LOSS)	(1,295)	3,352	5,590	14,290
Interest expense, net	5,299	4,408	15,162	13,934
Other expenses (income), net	15	(66)	63	(33)
INCOME (LOSS) BEFORE INCOME TAXES	(6,609)	(990)	(9,635)	389
Income tax expense (benefit)	(2,463)	(329)	(3,514)	296
NET INCOME (LOSS)	$(4,146)	$(661)	$(6,121)	$93

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	October 1, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$962	$4,733
Receivables, net	15,671	17,949
Inventories	25,233	19,633
Prepaid expenses and other current assets	3,517	3,830
Total current assets	45,383	46,145
Property, plant and equipment, net	14,772	12,210
Goodwill	150,883	150,883
Intangible assets, net	136,887	132,629
Other assets	6,480	6,188
Total assets	$354,405	$348,055
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,257	$245
Accounts payable	8,378	4,410
Accrued expenses and other current liabilities	7,806	9,896
Total current liabilities	17,441	14,551
Deferred tax liabilities	855	4,531
Long-term debt, net of current portion	234,463	220,480
Other liabilities	8,005	8,729
Total liabilities	260,764	248,291
STOCKHOLDER’S EQUITY
Common stock—par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	111,943	111,943
Accumulated deficit	(17,051)	(10,930)
Accumulated other comprehensive loss, net of taxes	(1,251)	(1,249)
Total stockholder’s equity	93,641	99,764
Commitments and contingent liabilities	—	—
Total liabilities and stockholder’s equity	$354,405	$348,055

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year-To-Date
	October 1, 2006	October 2, 2005
OPERATING ACTIVITIES
Net income (loss)	$(6,121)	$93
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,766	2,025
Amortization of deferred financing costs	1,015	1,088
Amortization of intangible assets	10,695	10,368
Loss (gain) on disposal of property, plant and equipment	25	(57)
Deferred income taxes	(3,676)	99
Changes in operating assets and liabilities, net	(1,043)	(3,107)
Net cash provided by operating activities	2,661	10,509
INVESTING ACTIVITIES
Purchase of property, plant, equipment and certain assets	(19,803)	(1,898)
Proceeds from sale of property, plant and equipment	—	784
Other investing activity	(103)	—
Net cash used in investing activities	(19,906)	(1,114)
FINANCING ACTIVITIES
Proceeds from issuance of bank debt	18,000	—
Principal payments on bank debt	(3,005)	(10,000)
Payment of debt issuance costs	(1,057)	—
Other financing activity	(464)	(187)
Net cash provided by (used in) financing activities	13,474	(10,187)
Net decrease in cash and cash equivalents	(3,771)	(792)
Cash and cash equivalents at beginning of period	4,733	3,337
Cash and cash equivalents at end of period	$962	$2,545

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands unless otherwise indicated)

1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of True Temper Sports, Inc. and subsidiaries (“True Temper” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by U.S. generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. In the opinion of management, the unaudited condensed consolidated financial statements as of and for the periods ended October 1, 2006 and October 2, 2005 include all adjustments, consisting of only normal recurring adjustments, which are necessary for the fair presentation of results for interim periods.

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

On January 30, 2004, TTS Holdings LLC, a company formed by Gilbert Global Equity Partners, L.P. and its affiliated funds (“Gilbert Global”), entered into a stock purchase agreement with the Company’s direct parent company, True Temper Corporation (“TTC”), pursuant to which TTS Holdings LLC and certain of the Company’s senior management purchased all of the outstanding shares of TTC. In connection with this acquisition, and effective on March 15, 2004, the Company repaid all of its outstanding 2002 senior credit facility, redeemed all of its 10 7/8% senior subordinated notes due 2008, and made certain payments of the net remaining equity of the predecessor company to the selling shareholders. These payments were financed with the net proceeds of a new senior credit facility and new 8 3/8% senior subordinated notes due 2011.

This transaction was accounted for by TTC using the purchase method of accounting. As the Company is a wholly owned subsidiary of True Temper Corporation, the Company has “pushed down” the effect of the purchase method of accounting to the financial statements of True Temper Sports, Inc.

2)  Stock Based Compensation

On August 10, 2005 TTC issued, to certain employees in return for service, a total of 525,400 stock options and stock appreciation rights (“Equity Incentive Awards”) to purchase common stock of TTC for $13.56 per share. The Equity Incentive Awards have a term of ten years, and vest and become exercisable at various times and under various conditions through August 10, 2012; with certain acceleration features based on performance criteria.

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”). All equity incentive awards issued subsequent to January 1, 2006 will be accounted for using the guidance provided in this statement, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. As allowed by SFAS 123(R), the Company has elected to make this adoption on a prospective basis because the Company meets the definition of a non-public

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise indicated)

entity. For equity incentive awards issued prior to January 1, 2006, the Company continues to apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan Equity Incentive Awards. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the Equity Incentive Award.

Prior to the adoption of SFAS 123(R), the Company determined the minimum value of Equity Incentive Awards using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield=0%; expected volatility=0%; risk-free interest rate=4%; expected term=5 years.

TTC and the Company have not granted any equity awards since August 2005. There have been no awards exercised or forfeited in 2006. The weighted average remaining contractual life is nine years.

In addition, TTC has 468,000 equity awards which vest only upon a sale of TTC and achievement of certain other terms as described in the awards. As of October 1, 2006 the events required for vesting of these awards are not expected to occur in the near term.

3)  Inventories

	October 1 2006	December 31, 2005
Raw materials	$6,240	$4,556
Work in process	3,272	1,734
Finished goods	15,721	13,343
Total	$25,233	$19,633

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

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise indicated)

	Quarter Ended		Year-To-Date
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net sales:
Golf shafts	$19,428	$23,837	$77,459	$85,269
Performance sports	2,063	1,683	6,365	4,919
Total	$21,491	$25,520	$83,824	$90,188
Gross profit:
Golf shafts	$6,413	$10,091	$28,169	$35,476
Performance sports	377	352	1,039	1,087
Total	$6,790	$10,443	$29,208	$36,563

Following is a reconciliation of total reportable segment gross profit to total Company income (loss) before income taxes:

	Quarter Ended		Year-To-Date
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Total reportable segment gross profit	$6,790	$10,443	$29,208	$36,563
Less:
Selling, general and administrative expenses	3,277	3,598	10,760	11,733
Amortization of intangible assets	3,768	3,456	10,695	10,368
Business development, start-up costs and transition costs	1,040	37	2,163	172
Interest expense, net of interest income	5,299	4,408	15,162	13,934
Other expense, net	15	(66)	63	(33)
Total Company income (loss) before income taxes	$(6,609)	$(990)	$(9,635)	$389

5)  Comprehensive Income (Loss)

Total comprehensive income (loss) and its components for the periods covered by this report are as follows:

	Quarter Ended		Year-To-Date
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net income (loss)	$(4,146)	$(661)	$(6,121)	$93
Mark to market adjustment on derivative instruments, net of taxes	(2)	(21)	(2)	(36)
Total comprehensive income (loss)	$(4,148)	$(682)	$(6,123)	$57

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise indicated)

6)  Pension and Other Postretirement Benefits

The following table reflects the Company’s net periodic pension benefit expense and cash contributions to its pension plan, as well as the net periodic postretirement benefit expense related to its unfunded health care plan for retirees, for the periods covered by this report:

	Quarter Ended		Year-To-Date
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Pension Plan:
Net periodic pension benefit expense	$114	$183	$342	$480
Cash contributions to the pension plan	$103	$193	$251	$239
Postretirement Health Plan:
Net periodic postretirement benefit expense	$78	$54	$234	$234

7)  Acquisition of Certain Assets

On June 8, 2006 the Company acquired certain business assets of the former golf shaft manufacturer Royal Precision, Inc. (“Royal Precision”) for approximately $17,850. The assets acquired were comprised of (i) intellectual property including patents, trademarks, brand names and design technologies, (ii) intangible assets including customer relationships, (iii) a portion of their golf shaft inventory, and (iv) certain steel golf shaft manufacturing equipment. The Company is currently in the process of finalizing the purchase price allocation. During the 2006 third quarter, the Company further refined its preliminary purchase price allocation, resulting in a reclassification between goodwill and identifiable intangible assets of approximately $4.3 million.

True Temper is in the process of integrating the machinery and equipment into its existing steel golf shaft facility in Amory, Mississippi, and intends to produce and distribute the branded products formerly sold by Royal Precision.

The cash purchase price for the assets acquired is included in the investing section of the Company’s Condensed Consolidated Statement of Cash Flows for the nine month period ended October 1, 2006. Machinery and equipment acquired will be depreciated over its estimated remaining useful life, between five and ten years. Intangible assets acquired with determinable useful lives will be amortized over periods ranging from eight to ten years.

Certain expenses were incurred to acquire the assets and transition them to the Company’s existing manufacturing sites. Of these costs approximately $1.8 million for the nine month period ended October 1, 2006 were recorded in the Company’s Condensed Consolidated Statement of Operations as Business development, start-up costs and transition costs. These costs include acquisition related fees and expenses, as well as transportation and integration expenses associated with the transfer of production equipment and inventory to True Temper facilities.

8)  Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”).

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise indicated)

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of FIN 48 on its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company expects to adopt SFAS 157 as of January 1, 2008.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. For an employer without publicly traded equity securities, the requirement of SFAS 158 to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures is effective as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose certain information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of SFAS 158 in preparing those financial statements. The required disclosures in the notes to financial statements are:

a)     a brief description of the provisions of SFAS 158

b)     the date that adoption is required

c)     the date the employer plans to adopt the recognition provisions of SFAS 158, if earlier

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company has not yet evaluated the effects of the application of SFAS 158 on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. The Company is in the process of evaluating the impact of SAB 108 on its results of operations and financial position.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the more detailed information in the True Temper Sports, Inc. 2005 annual financial statements, including the notes thereto, appearing in the 2005 Annual Report on Form 10-K, filed with the SEC on March 28, 2006.

Company Overview

True Temper Sports, Inc. (“True Temper” or the “Company”), a wholly owned subsidiary of True Temper Corporation (“TTC”), is a leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers (“OEMs”) and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance sports products that offer high strength and tight tolerance tubular components to the bicycle, hockey and other recreational sports markets. In calendar 2005, golf shaft sales represented 94% of total net sales, and performance sports sales represented 6%. During the third quarter and year-to-date periods of 2006, net sales of performance sports products increased to represent 10% and 8% of total revenue, respectively.

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

The Gilbert Global Acquisition was accounted for by the Company’s parent company using the purchase method of accounting. As the Company is a wholly owned subsidiary of TTC, the Company has “pushed down” the effect of the purchase method of accounting to the consolidated financial statements of True Temper Sports, Inc.

Results of Operations

The following table sets forth the components of net income (loss) as a percentage of net sales for the periods indicated:

	Quarter Ended		Year-To-Date
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.4	59.1	65.2	59.5
Gross profit	31.6	40.9	34.8	40.5
Selling, general and administrative expenses	15.2	14.1	12.8	13.0
Amortization of intangible assets	17.5	13.5	12.8	11.5
Business development, start-up costs and transition costs	4.8	0.1	2.6	0.2
Operating income (loss)	(6.0)	13.1	6.7	15.8
Interest expense, net	24.7	17.3	18.1	15.4
Other expenses (income), net	0.1	(0.3)	0.1	(0.0)
Income (loss) before income taxes	(30.8)	(3.9)	(11.5)	0.4
Income tax expense (benefit)	(11.5)	(1.3)	(4.2)	0.3
Net income (loss)	(19.3)%	(2.6)%	(7.3)%	0.1%

Third Quarter Ended October 1, 2006 Compared to the Third Quarter Ended October 2, 2005

Net Sales for the third quarter of 2006 decreased approximately $4.0 million, or 15.8%, to $21.5 million from $25.5 million in the third quarter of 2005. Golf shaft sales decreased $4.4 million, or 18.5%, to $19.4 million compared to the $23.8 million realized in the third quarter of 2005. This decline in net sales resulted from a reduction in the unit sales of premium steel golf shafts and stock OEM graphite golf shafts. The unit sales reduction in premium steel shafts was driven by several factors, but was predominantly impacted by the current lack of exciting new product introductions, particularly in the iron category, from leading golf equipment companies. The decline in unit sales of stock OEM graphite shafts relates primarily to the timing of certain OEM iron launches using the Company’s proprietary graphite iron shafts.

Performance sports sales increased approximately $0.4 million, or 22.6%, to $2.1 million in the third quarter of 2006 from $1.7 million in the third quarter of 2005. This increase is reflective of the Company’s product focus in leveraging its capabilities into non-golf sporting goods offerings, particularly in the growing bike and composite hockey markets where True Temper continues to build momentum for its new product offerings.

Net sales to international customers decreased $1.0 million, or 10.4%, to $8.9 million in the third quarter of 2006 from $10.0 million in the same period of 2005. The decline in export sales for actual consumption outside the United States was relatively consistent with the decline in US domestic sales, as these foreign markets experienced the same overall golf industry drivers and True Temper specific issues described above.

Gross Profit for the third quarter of 2006 decreased $3.7 million, or 35.0%, to $6.8 million from $10.4 million in the third quarter of 2005. Gross profit as a percentage of net sales decreased to 31.6% in the third quarter of 2006 from 40.9% in the third quarter of 2005. The decrease in gross profit as a percentage of net sales was driven primarily by (i) an increase in the cost of raw materials and energy sources, (ii) unfavorable fluctuations in foreign currency exchange rates, and (iii) the expected decline in profit margins due to the mix of products sold being more heavily weighted toward graphite golf and performance sports. These factors were partially offset by increased selling prices on the Company’s steel and graphite golf products, as well as its performance sports offerings, which were effective January 1, 2006.

Selling, General and Administrative Expenses (“SG&A”) for the third quarter of 2006 decreased approximately $0.3 million, or 8.9%, to $3.3 million from $3.6 million in the third quarter of 2005.  SG&A as a percentage of net sales increased to 15.2% from 14.1%.  During the third quarter, the Company continued its cost control actions that were initiated early in 2006.  These cost containment efforts, which encompass a variety of functional areas within the organization and are representative of both permanent cost savings as well as the delay of certain non-essential business activities, were instituted in response to the decline in the gross profit.

Amortization of Intangible Assets increased during the third quarter of 2006 to $3.8 million from the $3.5 million recorded during the third quarter of 2005. Intangible assets were acquired in connection with the Gilbert Global Acquisition in 2004 and the acquisition of certain assets from Royal Precision in 2006. Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.

Business Development, Start-Up Costs and Transition Costs for the third quarter of 2006 increased to $1.0 million from less than $0.1 million in the third quarter of 2005. The increase in these costs relates primarily to expenses associated with the acquisition of assets from a former competitor in the steel golf shaft industry, Royal Precision.  Costs include acquisition related fees and expenses, as well as transportation and integration expenses associated with the transfer of production equipment and inventory to True Temper facilities.

Operating Income (Loss) for the third quarter of 2006 decreased approximately $4.6 million, to a loss of $1.3 million from income of $3.4 million in the third quarter of 2005. This decrease reflects the gross profit, SG&A and business development, start-up costs and transition cost impact of the items described above.

Interest Expense, Net for the third quarter of 2006 increased approximately $0.9 million, or 20.2%, to $5.3 million from $4.4 million in the third quarter of 2005. An increase in interest expense, driven primarily by an increase in the variable interest rate on the Company’s bank debt, was partially offset by the decrease in outstanding principal amounts of variable rate bank debt due to the voluntary and mandatory prepayments recorded during 2005 and 2006.

Income Tax Expense (Benefit) decreased in the third quarter of 2006 to an income tax benefit of $2.5 million compared to an income tax benefit of $0.3 million in the third quarter of 2005. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.

Net Income (Loss) for the third quarter of 2006 decreased to a net loss of $4.1 million as compared to a net loss of $0.7 million in the third quarter of 2005. This decrease reflects the profit impact of the items described above.

Nine Month Period Ended October 1, 2006 Compared to the Nine Month Period Ended October 2, 2005

Net Sales for the first nine months of 2006 decreased approximately $6.4 million, or 7.1%, to $83.8 million from $90.2 million in the first nine months of 2005. Golf shaft sales decreased $7.8 million, or 9.2%, to $77.5 million compared to the $85.3 million realized in the first nine months of 2005. This decline in net sales resulted primarily from a reduction in the sales of premium steel golf shafts. This unit sales reduction was driven by several factors, but was predominantly impacted by the current lack of exciting new product introductions, particularly in the iron category, from leading golf equipment companies. Offsetting the sluggish market environment for steel golf shafts, during the first nine months of 2006 the Company achieved near record sales, in both dollars and units, of its graphite golf shaft products. The increased unit volume in graphite golf shafts can be attributed to the continued success of branded products such as the Grafalloy ProLaunch, as well as continued momentum surrounding the Company’s strategic expansion into the stock OEM graphite market.

Performance sports sales increased approximately $1.4 million, or 29.4%, to $6.4 million in the first nine months of 2006 from $4.9 million in the first nine months of 2005. This increase is reflective of the Company’s product focus in leveraging its capabilities into non-golf sporting goods offerings, particularly in the growing bike and composite hockey markets where True Temper continues to build momentum for its new product offerings.

Net sales to international customers decreased $1.8 million, or 5.9%, to $29.2 million in the first nine months of 2006 from $31.0 million in the same period of 2005. The decline in export sales for actual consumption outside the United States was relatively consistent with the decline in US domestic sales, as these foreign markets experienced the same overall golf industry drivers and True Temper specific issues described above. Partially offsetting this decline was an increase in international sales resulting primarily from a shift in unit sales from the United States to Southeast Asia as our customers determine on a quarterly basis where to have their finished clubs assembled. In addition, the Company experienced a decline in foreign sales of $0.6 million due to fluctuations in foreign currency levels in the British Pound, Japanese Yen and Australian Dollar.

Gross Profit for the first nine months of 2006 decreased $7.4 million, or 20.1%, to $29.2 million from $36.6 million in the first nine months of 2005. Gross profit as a percentage of net sales decreased to 34.8% in the first nine months of 2006 from 40.5% in the first nine months of 2005. The decrease in gross profit as a percentage of net sales was driven primarily by (i) an increase in the cost of raw materials and energy sources, (ii) unfavorable fluctuations in foreign currency exchange rates, and (iii) the expected decline in profit margins due to the mix of products sold being more heavily weighted toward graphite golf and performance sports. These factors were partially offset by increased selling prices on the Company’s steel and graphite golf products, as well as its performance sports offerings, which were effective January 1, 2006.

Selling, General and Administrative Expenses (“SG&A”) for the first nine months of 2006 decreased approximately $1.0 million, or 8.3%, to $10.8 million from $11.7 million in the first nine months of 2005. SG&A as a percentage of net sales decreased to 12.8% in the first nine months of 2006 from 13.0% in the first nine months of 2005. This decline in SG&A spending between periods was in response to the decline in gross profit, as the Company put specific expense controls in place to ensure the best possible read-through to operating profit. These cost controls encompass a variety of functional areas within the organization, and are representative of both permanent cost savings as well as the delay of certain non-essential business activities.

Amortization of Intangible Assets increased during the first nine months of 2006 to $10.7 million from $10.4 million during the first nine months of 2005. Intangible assets were acquired in connection with the Gilbert Global Acquisition in 2004 and the acquisition of certain assets from Royal Precision in 2006. Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.

Business Development, Start-Up Costs and Transition Costs for the first nine months of 2006 increased $2.0 million, to $2.2 million from $0.2 million in the first nine months of 2005. The increase in these costs relates primarily to expenses associated with the acquisition of assets from a former competitor in the steel golf shaft industry, Royal Precision.  Costs include acquisition related fees and expenses, as well as transportation and integration expenses associated with the transfer of production equipment and inventory to True Temper facilities.

Operating Income for the first nine months of 2006 decreased approximately $8.7 million, or 60.9%, to $5.6 million from $14.3 million in the first nine months of 2005. This decrease reflects the gross profit, SG&A and business development, start-up costs and transition cost impact of the items described above.

Interest Expense, Net for the first nine months of 2006 increased approximately $1.2 million, or 8.8%, to $15.2 million from $13.9 million in the first nine months of 2005. An increase in interest expense, driven primarily by an increase in the variable interest rate on the Company’s bank debt, was partially offset by the decrease in outstanding principal amounts of variable rate bank debt due to the voluntary and mandatory prepayments recorded during 2005 and 2006.

Income Tax Expense (Benefit) decreased in the first nine months of 2006 to an income tax benefit of $3.5 million compared to an income tax expense of $0.3 million in the first nine months of 2005. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.

Net Income (Loss) for the first nine months of 2006 decreased to a net loss of $6.1 million as compared to $0.1 million of net income in the first nine months of 2005. This decrease reflects the profit impact of the items described above.

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

On September 24, 2004, the Company executed an amendment to its 2004 Senior Credit Facility (the “Amendment”). The Amendment provided adjustments to certain specified financial ratios and tests included in the 2004 Senior Credit Facility. As part of the Amendment, the margin adder on LIBOR based loans was increased from 2.50% to between 2.75% and 3.00%, depending on financial ratios, beginning September 24, 2004 and continuing through December 31, 2005.

On March 27, 2006, the Company amended and restated its 2004 Senior Credit Facility (the “2006 Restated Credit Facility”). The 2006 Restated Credit Facility includes additional term loans under the Company’s existing Senior Secured Credit Facilities of approximately $15.0 to $18.0 million, amendments that enable the Company to pursue future acquisitions, and the flexibility to enable the Company to execute on its global strategic and operational initiatives.

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

At October 1, 2006, the Company was in compliance with all of the covenants in both the 2006 Restated Credit Facility and the 8 3/8% Notes.

Nine Month Period Ended October 1, 2006 Compared to the Nine Month Period Ended October 2, 2005

Net cash provided by operating activities declined approximately $7.8 million between periods, which relates primarily to the decrease in gross profit and additional costs for the acquisition and integration of assets from Royal Precision, as described more fully above. Somewhat offsetting these factors, overall working capital needs decreased by $2.1 million during the period ended October 1, 2006 as compared to the same period in 2005. Contributing to this improvement in working capital was a reduction in accounts receivable during the first nine months of 2006 as compared to the same period of 2005. Offsetting this reduction was a corresponding increase in inventories, as the Company purchased additional graphite raw material in anticipation of future demand in a tight materials market.

Net cash used in investing activities increased $18.8 million during the first nine months of 2006, primarily as a result of the acquisition of certain assets from a former competitor in the steel golf shaft industry, Royal Precision. Assets acquired include production equipment, inventory, intellectual property and customer-related intangible assets.

Net cash provided by financing activities totaled $13.5 million during the first nine months of 2006, as compared to the first nine months of 2005 when the Company used $10.2 million in cash for financing activities.  This increase relates primarily to (i) additional borrowings of term debt totaling $18.0 million during 2006, used primarily to finance the acquisition of certain assets from Royal Precision, (ii) a net decline in repayments of term debt between periods of $7.0 million, and (iii) the payment of $1.1 million in debt issuance costs in 2006 related to the additional borrowings.

Existing Contractual Cash Obligations

The following table reflects the Company’s contractual cash obligations for principal payments on long-term debt and capital and operating leases as of October 1, 2006 (dollars in millions):

	Total	2006	2007 through 2008	2009 through 2010	Thereafter
Long-Term Debt(1)	$235.7	$0.3	$2.5	$91.8	$141.1
Operating Leases	2.9	0.3	1.9	0.6	0.1
Total(2)	$238.6	$0.6	$4.4	$92.4	$141.2

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

In addition to the debt service obligations for principal and interest payments, the Company’s liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. The Company intends to fund its current and long-term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of October 1, 2006 the Company has the $20.0 million revolving credit facility available for future cash requirements. The maximum amount the Company may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the 2006 Restated Credit Facility and is reduced by any outstanding letters of credit.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of FIN 48 on its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company expects to adopt SFAS 157 as of January 1, 2008.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. For an employer without publicly traded equity securities, the requirement of SFAS 158 to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures is effective as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose certain information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of SFAS 158 in preparing those financial statements. The required disclosures in the notes to financial statements are:

a)             a brief description of the provisions of SFAS 158

b)              the date that adoption is required

c)               the date the employer plans to adopt the recognition provisions of SFAS 158, if earlier

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company has not yet evaluated the effects of the application of SFAS 158 on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. The Company is in the process of evaluating the impact of SAB 108 on its results of operations and financial position.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The table below provides information about the Company’s debt obligations as of October 1, 2006. The table presents cash flows from principal payments and related weighted average interest rates by expected maturity dates (dollars in millions).

	Expected Maturity Date
LONG TERM DEBT	2006	2007	2008	2009	2010	There- after	Total
Fixed-Rate 8 3/8% Senior Subordinated Notes	$—	$—	$—	$—	$ —	$125.0	$125.0
Average Interest Rate							8.38%
2006 Restated Credit Facility	$0.3	$1.3	$1.3	$1.3	$90.5	$ 16.0	$110.7
Average Interest Rate(a)							8.39%

(a)           Term loans under the 2006 Restated Credit Facility provide for interest at the Company’s option at (1) the base rate of the bank acting as administrative agent plus 2.00%, or (2) under a LIBOR option with a borrowing rate of LIBOR plus 2.50% to 3.00%.

The Company’s operating results are affected by changes in interest rates primarily as a result of borrowings under the 2006 Restated Credit Facility. If interest rates increased by 25 basis points, interest expense would have increased by approximately $0.1 million for the quarterly period ended October 1, 2006, based on balances outstanding during the quarterly period then ended.

Information concerning the Company’s market risks related to foreign exchange rates and commodities is contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2005 Annual Report on Form 10-K, as filed with the SEC on March 28, 2006. This information has been omitted from this report as there have been no material changes to the Company’s risks related to foreign exchange rates and commodities as of October 1, 2006.

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report have been carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal control over financial reporting during the period covered by this Report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

—Not applicable—

Item 3.                        Defaults Upon Senior Securities

—None—

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended October 1, 2006.

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

*                    Incorporated by reference.

**             Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2006.

True Temper Sports, Inc.
By:	/s/ SCOTT C. HENNESSY
Name:	Scott C. Hennessy
Title:	President and Chief Executive Officer
By:	/s/ JASON A. JENNE
Name:	Jason A. Jenne
Title:	Vice President, Chief Financial Officer
and Treasurer