Form 10-K
period 2006-12-31
TRUE TEMPER SPORTS INC
filed 2007-03-23
CIK 1078547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒ No

As of July 2, 2006 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding. All of the Registrant’s outstanding shares were held by True Temper Corporation, the Registrant’s parent company, as of July 2, 2006.

Documents Incorporated by Reference

None.

TRUE TEMPER SPORTS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2006

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

The Gilbert Global Acquisition was accounted for by the Company’s parent company using the purchase method of accounting. As the Company is a wholly owned subsidiary of TTC, the Company has “pushed down” the effect of the purchase method of accounting to its financial statements. The Company’s financial statements and accompanying notes, shown in Item 8 of this annual report, present the historical cost basis results of the Company as “predecessor company” through March 14, 2004, and the results of the Company as “successor company” from March 15, 2004 through December 31, 2006. Accordingly, certain elements of the successor company presentation are not comparable to the predecessor company presentation due to the different basis of accounting.

For purposes of the following discussion, contained in Items 1 and 7, regarding the Company’s results of operations and cash flow, the Company has combined the results of the predecessor and successor companies in order to more effectively compare the results to the other years. Material variances caused by the different basis of accounting have been disclosed where applicable.

General

We are the world’s leading designer, manufacturer and marketer of golf shafts. Since the 1930s, we have manufactured golf shafts under the widely recognized True Temper brand. In 2005, over 70% of our revenue was generated through the sale of steel golf shafts. We believe that our share of the worldwide steel shaft market was approximately 78% in 2006 and that our share is more than five times greater than that of the next largest market participant. We are a leading supplier of premium steel shafts to top domestic golf club original equipment manufacturers and distributors, including Callaway, Cleveland, Golfsmith, Golf Works, Mizuno, Nike, Ping, TaylorMade, Titleist, Adams and Wilson. From 1987 to 2006, our steel shafts were played by the winners of 76 of the PGA’s 80 major championships, including 19 of the last 20 Masters champions. We are also one of the world’s largest manufacturers of premium graphite (carbon fiber based composites) golf shafts, with an estimated share of approximately 12% of this highly fragmented market. In addition to golf shafts, through our Performance Sports business, we also design, manufacture and market products such as steel and titanium alloy bicycle frames, composite bicycle components, such as forks and handlebars, and graphite hockey sticks.

Our golf shaft products include over 1,000 proprietary models (with our customers’ brand name, label or trademark affixed to the shaft) and 2,000 branded models (with the True Temper, Royal Precision or Grafalloy brand name, label or trademark affixed to the shaft), including a full range of premium and commercial grade steel shafts and a full line of premium graphite shafts. We design, manufacture and market a number of steel shaft product lines, including:

•       Dynamic Gold, which has been a leading steel shaft on the PGA Tour for the past 25 years;

•       Dynamic Gold SL, which delivers the playing characteristics of Dynamic Gold with 20% less weight;

•       Rifle, providing frequency matched shafts for the ultimate consistency throughout each set of irons;

•  Project X, which features a varying shaft taper rate throughout the set producing a flat, penetrating trajectory;

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

•       GS75, the lightest steel golf shaft in the world weighing in at only 75 grams;

•       TT Lite, which was designed for the custom club builders and offers a standard weight and mid-flex design which allows for various trimming options for a truly custom fit; and

•       Numerous co-branded products, including Callaway’s Memphis 10, Nike’s Speedstep, Ping’s JZ and ZZ Lite and Wilson’s Fat Shaft.

We also design, manufacture and market several lines of premium graphite shafts under the Grafalloy brand name. Our graphite shafts have a strong presence at the professional level and have been played by winners on each of the professional tours, including the PGA, EPGA, LPGA, Champions and Nationwide Tours. Our most popular graphite shaft brands include:

•       Grafalloy Blue, which is a graphite shaft designed specifically to improve performance in today’s oversized metal woods;

•       Grafalloy ProLaunch Blue, a graphite shaft designed with today’s high performance heads and low-spin balls to help players achieve optimal launch conditions to reduce ball spin and maximize distance;

•       Grafalloy Prolaunch Red, features Prolaunch technology in a design specifically engineered to produce a lower, more penetrating trajectory;

•       Grafalloy Prototype Comp NT, which incorporates today’s nano technology for the most consistent carbon fiber alignment; and

•       Grafalloy ProLite, which has won more professional tournaments than any other graphite shaft in history.

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

In addition, this expertise in various materials was instrumental in our ability to develop the next generation of golf shafts using patented Nanofuse® material. The first brand launch using this revolutionary material is the Grafalloy Epic shaft which has been proven to not only improve distance but also to reduce dispersion up to 35%.

Through our Performance Sports business, we have utilized the capabilities developed in our golf shaft business to pursue other branded recreational sports equipment markets that have similar competitive dynamics, manufacturing requirements, and raw material applications. We focus on the premium segment of the bicycle market where innovation, quality and branding are highly valued by the consumer, and products are often customized to suit the individual consumer’s specific requirements. Our value-added premium bicycle component products generally have higher margins than component parts made for bicycles sold in mass channel retail stores. In the hockey components market, we focus on the composite shafts used in a variety of original equipment manufacturers’ one-piece and composite sticks.

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

There are three basic components needed to manufacture a golf club: the shaft, the club head and the grip. The shaft is critical to the performance of a golf club as it is vital in controlling the consistency and distance of a golf shot. While branded premium shafts are important to the performance and marketing of golf clubs, these shafts represent a relatively small portion of the overall cost of a golf club, typically under 10% of the retail sales price.

The golf shaft market is comprised primarily of steel and graphite shafts. We believe that in 2006 the two largest participants in the worldwide steel shaft market comprised an aggregate market share over 90%. We believe that this concentration in the steel shaft market is due to the high barriers to entry created by the technical expertise and capital investment necessary to participate in the market as well as the customized manufacturing process required for the production of premium steel shafts. The production of graphite shafts is less capital intensive and requires less investment than steel shaft manufacturing. Although recently there has been some consolidation among graphite shaft manufacturers, the graphite shaft industry is fragmented, with the top five market participants representing approximately 50% of the worldwide market in 2006. We believe that the relatively lower barriers to entry account for this fragmentation.

We believe that from 1991 to 1995, graphite shafts gained share in the overall shaft market due to the light-weight, vibration-damping characteristics of graphite shafts, particularly for longer-shafted, larger-headed woods. Since 1995, however, the development of vibration damping materials for steel shafts such as our SensiCore insert, along with the introduction of lighter weight steel alloys in products such as our Dynamic Gold SL and GS75 shafts, have resulted in steel shafts that have the vibration damping and light-weight characteristics of graphite shafts together with the consistent performance and distance control qualities of steel shafts. We believe that these design improvements contributed to the growth in share of steel shafts in the overall shaft market from approximately 50% in 1995 to between 60% to 65% in 2006.

Products

We design, manufacture and market steel and graphite golf shafts, as well as a variety of high strength, tight tolerance components for the hockey, bicycle and other recreational sports markets. Our proprietary shafts, which accounted for approximately 24% of our net sales in 2006, are custom designed, and frequently co-branded in partnership with our customers, to accommodate specific golf club head designs. As an example, our proprietary models include co-branded products such as Callaway’s Memphis 10, Nike’s

Speedstep, Ping’s JZ and ZZ Lite and Wilson’s Fat Shaft. Our branded products with the True Temper, Royal Precision or Grafalloy names and designs are typically sold to golf club original equipment manufacturers, distributors and various custom club assemblers, and are used to either assemble new clubs or to replace the shafts in existing clubs.

Steel Golf Shafts.   We manufacture a wide range of steel golf shaft lines with unique design features and performance characteristics. Our steel golf shafts can be divided into the following two major product categories:

(1)         Premium grade steel shafts; and

(2)         Commercial grade steel shafts.

Premium steel shafts, such as our Dynamic Gold, Rifle, Project X, Black Gold, Dynamic Gold SL and GS75 product lines, are high performance products with tighter design tolerances and quality specifications that sell for higher average selling prices and generate higher profit margins than commercial grade steel shafts. Our commercial grade steel shafts are manufactured to a different specification and sell for a lower average selling price to original equipment manufacturers who produce and sell opening price point golf club sets, typically to entry-level players who purchase their products through mass channel retail stores.

Graphite Golf Shafts.   We manufacture a wide range of graphite golf shaft lines, which are offered in a variety of weights, torques and flexes. Our graphite golf shafts are currently being played by over 100 touring professionals on the PGA, EPGA, LPGA, Champions and Nationwide Tours. Our graphite shafts are sold under the Grafalloy brand name. Similar to steel, graphite shafts can be placed in several categories of performance, quality and price. Historically, most of the graphite golf shafts that we produced were higher quality and higher priced premium grade shafts that are sold to golf equipment distributors, and to original equipment manufacturers for their custom product offerings. Beginning in 2004, with the establishment of our lower cost China manufacturing facility, we also began producing and selling certain lower price point graphite shafts. These products are currently used primarily as stock offerings in original equipment manufacturer iron programs.

Golf Shafts with Combined Materials.   During the last several years, we have developed golf shafts that combine multiple materials such as steel and graphite into one shaft. Late in 2000, we introduced a proprietary custom iron product for a customer that combines a steel shaft with a graphite tip section to produce a shaft that provides a new feel for irons.

We used similar patented technology to introduce the True Temper branded product known as BiMatrx in January 2001. The BiMatrx shaft consists of a graphite shaft with a steel tip section that was designed for use in driver and fairway wood applications.

Golf Shafts with New Materials.   In early 2007 we will be introducing driver and fairway wood shafts constructed of patented Nonofuse® material, which utilizes today’s most advanced nanotechnology to produce a stronger, lighter shaft which incorporates the benefits of both graphite and steel.

Performance Sports Products.   We also manufacture and sell a wide variety of high performance components for the bicycle, hockey and other recreational sports markets. In 2006, we sold our performance sports products to a broad range of original equipment manufacturers and distributors.

Customers

We maintain long-standing relationships with a highly diversified customer base. We are a leading supplier of shafts to the top domestic golf club original equipment manufacturers and distributors, including Callaway, Cleveland, Golfsmith, Golf Works, Mizuno, Nike, Ping, TaylorMade, Titleist, Adams and Wilson. In 2006, we had in excess of 600 customers, including approximately 540 golf club manufacturers/retailers and approximately 80 distributors.

For many years, we have maintained a broad and diversified customer base in the golf equipment market. In 2006, our top ten customers represented approximately 69% of our net sales, and our top customer accounted for approximately 13% of our net sales.

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

We believe that our share of the worldwide steel shaft market was approximately 78% in 2006 and that our share is more than four times greater than the share of the next largest market participant. We believe that we compete primarily with three other steel golf shaft manufacturers: Far East Machinery Co., Ltd., located in Taiwan which produces commercial grade golf shafts, Nippon Shaft Co., Ltd., a Japanese manufacturer of premium golf shafts, and Summit Sports World Wide Co., Ltd. which produces limited volumes of commercial grade golf shafts.

Unlike steel, the graphite shaft manufacturing industry is highly fragmented with a large number of suppliers selling to only a few customers. We believe there are approximately 50 graphite shaft manufacturers worldwide. A few of these companies reside in North America and many are located in Far East Asia. We do not believe that there are any graphite suppliers currently with a market share in graphite that is comparable to the market share we have in steel. We believe we are one of the five largest producers of branded premium grade graphite shafts in the world and we estimate that our market share is approximately 12%. Our major competitors in the premium grade branded graphite shaft market include Aldila, Inc., United Sports Technologies, Inc., Graphite Design International, and Fujikura Composites.

We believe that we are the only golf shaft company in the world which is capable, within its own facilities, of manufacturing both steel and graphite golf shafts in large volumes.

Design & Development

We design and develop products for both proprietary/co-branded market applications and for the True Temper, Royal Precision, Grafalloy branded product range.

The larger golf club manufacturers often request exclusively designed proprietary or co-branded steel and graphite golf shafts for their club systems, which require golf shafts, heads and grips engineered to work together. We are committed to serving this market by maintaining our role as a leader in innovative shaft designs for both steel and graphite materials technology. Shaft designs and modifications are frequently the direct result of our efforts combined with those of our customers to develop an exclusive shaft specifically designed for that customer’s clubs. We use a computer aided design analysis system to evaluate a new shaft’s design with respect to weight, torque, flex point, tip and butt flexibility, swing weight and other critical shaft design criteria.

In addition to our proprietary/co-branded products, we are very active in designing and developing new products under our various brand names that meet the performance needs of golfers of all ages and skill levels. We develop these branded products based upon our internal research and evaluation of consumer needs and preferences.

The materials typically used in production of our designs include several different high strength steel alloys, advanced composites of graphite and glass fibers with thermosetting epoxy resin systems, and today’s most advanced nano materials.

Using state of the art technology, we generate a design which is then analyzed by computer for stiffness and strength properties. Our research and development efforts focus on innovative technology and new materials as an essential precursor to successful new product development. Our design research focuses on improvements in shaft aesthetics since cosmetic appearance has become increasingly important to customers. To supplement our design and development we employ extensive testing that includes laboratory durability tests, robotic performance testing involving extensive ball flight/trajectory analysis and individual player evaluation.

In 2003, we opened a 14 acre test facility that enables us to better evaluate our products. We have our own private driving range where we perform qualitative player testing and quantitative mechanical testing with a Miya 5 swing robot. Our facility utilizes the newest, state of the art, TrackMan doppler radar system to track all aspects of ball flight and trajectory. We believe that we are the only shaft manufacturer with our own driving range that is capable of this type of product testing.

In addition, our pursuit of strategic vendor alliances complement our abilities and needs, an approach which allows us to exploit technical capabilities beyond our own while minimizing the risk and investment required to enter the market with new products.

Research and development costs for the years ended December 31, 2006, 2005 and 2004 were $1.9 million, $1.8 million and $1.5 million, respectively.

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

For example, we have maintained a strong presence among PGA Tour players, particularly since 1981, when we began sending our PGA Tour van to all major PGA events. The tour van functions as a golf club custom shop on wheels, visiting over 30 professional tour events during 2006. Typically, the van is located near the practice tee and lends technical support to the tour professionals while simultaneously promoting the True Temper, Royal Precision and Grafalloy brands to representatives of original equipment manufacturers. In addition, we provide technical support to the players on the Champions, Nationwide and LPGA Tours as well as the European and Japanese PGA Tours.

Although we do not pay any professional golfer to endorse or play our shafts, we believe that the use of our products by professional golfers enhances our reputation for quality and performance while also promoting the use of our shafts. Due to our strong reputation and service, we estimate that nearly 98% of professional golfers around the world use our product in competition. We clearly recognize the influence that a professional golfer, or very low handicap golfer, can have on consumer preferences, so we also engage in special promotional efforts with local club and teaching professionals, and we contribute shafts to college athletic programs, to encourage the use of our product so they provide positive feedback on the True Temper, Royal Precision and Grafalloy brands to their constituents.

Much of our advertising and promotional spending is dedicated to print and television advertising, including cooperative advertising with our customers. Additional advertising and promotional spending is allocated to promotional events such as trade shows, consumer golf shows, PGA Tour activities and retail golf shop advertising displays.

Advertising and promotional costs for the years ended December 31, 2006, 2005 and 2004 were $3.7 million, $3.5 million and $3.5 million, respectively.

Distribution & Sales

We primarily sell our shafts to original equipment manufacturers, retailers and distributors. Typically, distributors resell our products to custom club assemblers, pro shops and individuals. Sales to golf club manufacturers/retailers accounted for approximately 84% of our net golf shaft sales in 2006, and sales to distributors represented approximately 16% of our 2006 net golf shaft sales.

We believe that we have one of the most experienced and respected sales staffs in the industry. Our sales and marketing department includes domestic sales managers, international sales managers, a customer service group and a team of design professionals that provides field support to our sales representatives. We believe that our international market presence, which comprised approximately 36% of our total 2006 net sales, provides an opportunity for future growth. We market our products in Japan, Europe, Australia and Southeast Asia and maintain a distribution operation in each region. Financial information by geographic segment is contained in Note 14 to the consolidated financial statements located elsewhere in this annual report.

Employees

As of December 31, 2006, we had 821 full-time employees, including 20 in sales and marketing, 40 in research, development and manufacturing engineering, 715 in production and the balance in administrative and support roles.

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

Intellectual Property

As of December 31, 2006, we held 55 patents worldwide relating to various products and proprietary technologies, including the SensiCore technology, and had four patent applications pending. We also hold numerous trademarks related to, among other things, our True Temper, Grafalloy, Royal Precision and Alpha Q branded products. We do not believe that our competitive position is dependent solely on patent or trademark protection, or that our operations are dependent on any individual patent or trademark.

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

•       increase our vulnerability to increases in interest rates because our secured credit facility, under which our indebtedness was $115.4 million as of December 31, 2006, is subject to a variable interest rate;

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

Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our senior bank facilities in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We might not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

If any labor disruption or work stoppages affect our employees, the results of our operation could be adversely affected. At December 31, 2006, we employed approximately 821 full-time individuals. Of these, approximately 379 hourly employees at our Amory, Mississippi facility are represented by the United Steel Workers of America. Our collective bargaining agreement with the United Steel Workers of America will expire on June 30, 2007. We may not be able to reach an agreement on a new collective bargaining agreement. If a work stoppage or other labor disruption were to occur, our results of operations may be materially adversely affected.

We face intense competition with other golf shaft designers and manufacturers, and our inability to compete effectively for any reason could adversely affect our business.

We operate in a highly competitive environment and compete against a number of established golf shaft designers, manufacturers and distributors. We also compete indirectly with manufacturers that produce shafts internally and face potential competition from golf club manufacturers that currently purchase golf shaft components from third parties but which may have, develop or acquire the ability to manufacture shafts internally. Unlike the steel shaft industry, the graphite shaft industry is highly fragmented. As a result, we compete with many competitors involved in the design and manufacture of graphite shafts. While we have had long-established relationships with most of our customers, we are not the exclusive supplier to most of them, and consistent with the industry practice, generally do not have long-term contracts with our customers. Although we believe that our relationships with our customers are good, the loss of a significant customer or a substantial decrease in sales to a significant customer could have a material adverse affect on our business and operating results. See “Business—Competition” for a description of the bases on which we compete and the number of competitors in our industry. These factors, as well as demographic trends and economic conditions, could result in increased competition and could have a material adverse effect on our results of operations.

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

The patents we hold relating to certain of our products and technologies may not offer complete protection against infringement of our proprietary rights by others. As of December 31, 2006 we held 55 patents worldwide relating to various products and proprietary technologies, including the SensiCore technology, and had four patent applications pending. Patents may not be issued from the pending patent applications. Moreover, these patents may have limited commercial value or may not protect our products. Additionally, the U.S. patents that we hold do not preclude competitors from developing or marketing products similar to our products in international markets. We may infringe on others’ intellectual property rights. One or more adverse judgments with respect to these intellectual property rights could negatively impact our ability to compete and could adversely affect our business.

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

We continuously review acquisition prospects that would complement our current product offerings, increase our size and geographic scope of operations or otherwise offer growth and operating efficiency opportunities. Any future acquisition may not be successfully completed or, if completed, any such acquisition may not be effectively integrated into our business. Acquisitions may entail numerous risks and impose costs on us, including, among others, difficulties associated with assimilating acquired operations or products, diversion of management’s attention and adverse effects on existing business relationships with suppliers and customers. In addition, any future acquisitions could result in the incurrence of debt or contingent liabilities and other intangible assets, which could have a material adverse effect on our business, financial condition or results of operations.

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

Risks Associated with Forward Looking Statements

The Private Securities Litigation Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by our Company. This document contains forward-looking statements, including but not limited to, Item 1 of Part I “Business” and Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All statements which address operating performance, events or developments that we expect, plan, believe, hope, wish, forecast, predict, intend, or anticipate will occur in the future are forward looking statements within the meaning of the Act.

The forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance. However there are many risk factors, including but not limited to, the general state of the economy, the Company’s ability to execute its plans, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in our Company’s forward-looking statements. Additional information concerning the Company’s risk factors is contained from time to time in the Company’s public filings with the SEC; and most recently in Item 1A of Part I of this Annual Report on Form 10-K.

The Company’s views, estimates, plans and outlook as described within this document may change subsequent to the release of this statement. The Company is under no obligation to modify or update any or all of the statements it has made herein despite any subsequent changes the Company may make in its views, estimates, plans or outlook for the future.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our administrative offices and manufacturing facilities currently occupy approximately 500,000 square feet. Our shafts are manufactured at separate facilities, a steel shaft facility located in Amory, Mississippi and composite graphite shaft facilities located in El Cajon, California and Guangzhou, China. In addition, we have a multi-material shaft assembly facility located in Olive Branch, Mississippi. Our executive offices are located in a leased facility in Memphis, Tennessee. The following table sets forth certain information regarding significant facilities operated by us as of December 31, 2006:

Facility	Location	Approx. Sq. Ft.		Owned/ Leased	Lease Expiration Date
Corporate Offices	Memphis, Tennessee	15,241		Leased	June 2011
Steel Shaft/Tubing Mfg.	Amory, Mississippi	335,000		Leased	January 2063(1)
Composite Shaft Mfg.	Guangzhou, China	88,000		Leased	March 2008
Composite Shaft Mfg.	El Cajon, California	45,907		Leased	March 2007
Composite Shaft Mfg.	San Diego, California	17,885		Leased	December 2011(3)
Building	Olive Branch, Mississippi	45,500		Leased	July 2007
Test Facility	Robinsonville, Mississippi	1,000	(2)	Leased	March 2008

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

(3)   We expect to take possession of the San Diego property in March 2007.

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

There were no matters submitted to a vote of security holders during 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public market for the Company’s equity securities. All of the Company’s capital stock is owned by True Temper Corporation.

The Company paid no dividends on its shares of common stock in 2005 or 2006.

The Company’s various debt instruments impose restrictions on the payment of dividends by means of covenants. The Company was in compliance with all debt covenants as of December 31, 2006.

There were no purchases of the Company’s equity securities by or on behalf of the Company or any affiliated purchaser during the fourth quarter of 2006.

Item 6.                        Selected Financial Data

Set forth below are our selected historical financial data for the five fiscal years ended December 31, 2006. The historical financial data were derived from our audited consolidated financial statements and the notes thereto (except the ratio of earnings to fixed charges data), for which the December 31, 2006, 2005, and 2004 financial statements are included herein. As more fully described in Note 3 to the audited consolidated financial statements located elsewhere in this annual report, the Company went through a business combination on March 15, 2004. Accordingly, the following selected financial data is presented for both the predecessor and successor companies.

	Successor Company			Predecessor Company
			Period from	Period from
	Years Ended		March 15 to	January 1 to	Years Ended
	December 31,	December 31,	December 31,	March 14,	December 31,
	2006	2005	2004	2004	2003	2002
	(Dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales	$108,005	$117,594	$78,120	$20,247	$116,206	$107,401
Gross profit	34,811	47,232	18,016	8,376	46,736	42,240
Selling, general and administrative expenses	14,226	14,660	9,520	3,635	14,747	13,578
Amortization of intangible assets(1)	14,343	13,840	10,984	—	—	—
Impairment charge on long-lived assets(2)	—	357	—	—	—	—
Business development, start-up and transition costs(3)	2,688	208	738	100	869	312
Transaction and reorganization expenses(4)	—	—	25	5,381	—	—
Loss on early extinguishment of long-term debt(4)	—	—	—	9,217	—	777
Operating income (loss)	3,554	18,167	(3,251)	(9,957)	31,120	27,573
Interest expense, net	20,525	18,631	13,491	2,498	13,017	12,236
Income tax (benefit) expense	(6,279)	33	(6,350)	(2,845)	7,113	5,992
Net income (loss)	(10,767)	(466)	(10,464)	(9,608)	10,858	9,252
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital(6)	$26,281	$27,403	$25,324	$14,551	$15,372	$14,828
Total assets	353,699	349,836	360,825	178,057	179,616	183,380
Total debt(7)	240,406	220,725	232,725	106,030	113,730	124,730
Total stockholder’s equity	90,282	99,764	101,330	39,064	48,793	43,068
OTHER FINANCIAL DATA:
Cash provided by operating activities	$941	$15,936	$6,702	$2,982	$21,402	$19,903
Cash used in investing activities	(20,464)	(2,031)	(1,182)	(330)	(3,460)	(1,164)
Cash provided by (used in) financing activities	17,845	(12,509)	(5,019)	(8,205)	(16,623)	(19,846)
Depreciation	2,616	2,725	2,420	671	2,906	3,252
Capital expenditures(8)	4,888	2,612	1,232	330	3,460	1,164
Ratio of earnings to fixed charges(9)	0.2x	1.0x	—	—	2.3x	2.2x

(1)    As of January 1, 2002 the Company adopted the provisions of SFAS No. 141, Business Combinations. This statement requires the identification and valuation of intangible assets acquired in a business combination. Identifiable intangible assets determined to have definitive lives must be amortized over those expected useful lives. Certain intangible assets with definitive lives were identified, and the amortization expense during the period from March 15, 2004 through December 31, 2006 relates to the amortization of these intangibles. See Note 4 to the financial statements included elsewhere in this annual report for further discussion.

(2)    Impairment charge on long-lived assets reflects the 2005 write-down, and subsequent disposal, of certain manufacturing equipment originally obtained through the acquisition of substantially all of the tangible personal property of Apollo Sports in 2000. Apollo Sports was a steel golf shaft competitor in England that went out of business in 2000. A significant portion of the assets acquired were subsequently transferred to True Temper’s Amory, Mississippi facility. This write-off represents the remainder of the assets located in the United Kingdom that were deemed unusable.

(3)    Reflects various start-up business expenses related to the opening of the Company’s composite manufacturing operation in China, and the related down-sizing costs incurred at the Company’s El Cajon, California facility. Also reflects costs associated with the acquisition of assets from a former competitor in the steel golf shaft industry, Royal Precision.  These costs include acquisition-related fees and expenses, as well as transportation and integration expenses associated with the transfer of production equipment and inventory to True Temper facilities. For a more complete discussion of business development and start-up costs see Note 2(j) to the financial statements included elsewhere in this annual report.

(4)    On January 30, 2004, TTS Holdings LLC, a new company formed by Gilbert Global Equity Partners, L.P. and its affiliated funds (“Gilbert Global”), entered into a stock purchase agreement with the Company’s direct parent company, True Temper Corporation, pursuant to which TTS Holdings LLC and certain of the Company’s senior management purchased all of the outstanding shares of True Temper Corporation. In connection with this acquisition, and effective on March 15, 2004, the Company repaid all of its outstanding 2002 senior credit facility, redeemed all of its 10 7/8% senior subordinated notes due 2008, and made certain payments of the net remaining equity of the predecessor company to the selling shareholders. These payments were financed with the net proceeds of a new senior credit facility and new 8 3/8% senior subordinated notes due 2011. As a result of this transaction, the Company incurred certain expenses for legal, investment banking and other matters; and also recognized a loss on early extinguishment of its 10 7/8% senior subordinated notes due 2008. See Note 3 to the financial statements included elsewhere in this annual report for further discussion.

(6)    Working capital includes current assets less current liabilities, excluding cash and cash equivalents.

(7)    Total debt includes both the current and long-term portions of debt.

(8)    Capital expenditures in 2006 include $2,400 of steel golf manufacturing equipment from Royal Precision.

(9)    Earnings in 2004 were insufficient to cover fixed charges. The amount of the ratio of earnings to fixed charges deficiency for the period from March 15 to December 31, 2004 was $2,946 and for the period from January 1 to March 14, 2004 was $9,870.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE MORE DETAILED INFORMATION IN THE AUDITED FINANCIAL STATEMENTS, INCLUDING THE RELATED NOTES, APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

Company Overview

True Temper Sports, Inc. (the “Company”) is a wholly owned subsidiary of True Temper Corporation (“TTC”) and a leading designer, manufacturer and marketer of both steel and composite graphite golf shafts for original equipment manufacturers and distributors in the golf equipment industry. In addition, the Company produces and sells a variety of performance sports products that offer high strength and tight tolerance components produced with steel alloys and composite carbon fiber graphite materials for the bicycle, hockey and other recreational sports markets. In 2006, golf shaft net sales represented 92% of total net sales, and performance sports net sales represented 8%.

Purchase Agreement for True Temper Corporation

On January 30, 2004, TTS Holdings LLC, a new company formed by Gilbert Global Equity Partners, L.P. and its affiliated funds (“Gilbert Global”), entered into a stock purchase agreement with the Company’s direct parent company, TTC, pursuant to which TTS Holdings LLC and certain of the Company’s senior management purchased all of the outstanding shares of TTC (“Gilbert Global Acquisition”). In connection with this acquisition, and effective on March 15, 2004, the Company repaid all of its outstanding 2002 senior credit facility, redeemed all of its 10 7/8% senior subordinated notes due 2008, and made certain payments of the net remaining equity of the predecessor company to the selling shareholders. These payments were financed with the net proceeds of a new senior credit facility and new 8 3/8% senior subordinated notes due 2011.

The Gilbert Global Acquisition was accounted for by TTC using the purchase method of accounting. As the Company is a wholly owned subsidiary of TTC, the Company has “pushed down” the effect of the purchase method of accounting to its financial statements. The Company’s consolidated financial statements and accompanying notes, shown in Item 8 of this annual report, present the historical cost basis results of the Company as “predecessor company” through March 14, 2004, and the results of the Company as “successor company” after that date. Accordingly, certain elements of the successor company presentation are not comparable to the predecessor company presentation due to the different basis of accounting.

For purposes of the following discussion, contained in Item 7 and 7A, regarding the Company’s results of operations and cash flow, the Company has combined the results of the predecessor and successor companies in order to more effectively compare the results to other years. Material variances caused by the different basis of accounting have been disclosed where applicable.

Year in Review—2006

The past year presented True Temper with a variety of challenges on both the revenue and cost fronts. Several factors contributed to an overall net sales decline of approximately 8.2%, but the primary driver throughout 2006 was a lack of exciting new golf club products introduced into the market. This trend was particularly prevalent in the iron category, which is one area where the Company maintains a large marketshare position.

Compounding this slowdown on the top line, 2006 also brought meaningful commodity inflation that put pressure on the Company’s gross profit percentages. The most noteworthy increase came in the carbon fiber prepreg market, which impacted the cost of the Company’s graphite golf shafts, hockey sticks and bicycle components. While these cost pressures were widespread throughout the industry, affecting competitors, suppliers and customers, the increase in carbon fiber pricing was especially detrimental to True Temper’s operations during 2006 as it impacted the Company’s fastest growing business categories.

During the year, as revenue softened and the cost of commodities increased, the Company implemented a variety of cost control initiatives throughout its manufacturing facilities and corporate offices in order to offset these negative factors. These efforts helped to mitigate the negative impact on gross profit, and provided an overall reduction in selling, general and administrative expenses of approximately $0.4 million as compared to 2005.

On a positive note, the Company was successful in completing a strategic acquisition of a leading competitor’s assets when it purchased much of Royal Precision, a former steel golf shaft manufacturer. After competing with True Temper for many years, Royal Precision ceased operations in June 2006, and True Temper purchased select production equipment, inventory, and the intellectual property related to this competitor’s successful Rifle, Project X and other premium steel shaft brands.

Outlook—2007

In 2007 the Company plans to enhance its position in the steel golf shaft market, further penetrate the graphite shaft market, and continue its diversification strategy through building momentum in various performance sports categories. In keeping with this plan, several new product initiatives have recently been unveiled, including:

•  GS75, the lightest weight steel golf shaft in the market today;

•  CX20 and GS20, two new premium Alpha Q composite bicycle forks; and

•  EPIC, a new concept shaft incorporating today’s latest nano-technology.

In addition, the Company is continually developing additional new carbon fiber based hockey and bicycle components in order to maintain the momentum achieved in these markets during 2006, which saw over 30% revenue gains versus 2005. During 2007 the Company also plans on diversifying into other rapidly expanding carbon fiber sports equipment categories, in order to leverage its design and manufacturing capabilities.

In addition to these internal growth drivers, it is anticipated that the overall golf market, and the iron category in particular, will experience some level of global rebound during the coming year, as the number of planned new product launches from key golf equipment companies should increase versus 2006. Based on current timing of such launches, it is anticipated that the overall revenue gains will be most prominent beginning in mid 2007 and continuing through the back half of the year.

On the cost front, with the exception of the very volatile nickel market, it is anticipated that most raw material and energy sources will remain relatively flat to the 2006 levels. Offsetting the nickel inflation, product pricing and productivity programs should contribute to improved gross profit read-through for the full year.

Lastly, as discussed in more detail in Note 16 to the financial statements included elsewhere in this annual report, during early 2007 the Company closed on an acquisition of a steel golf shaft manufacturing company in Suzhou, China. This is a startup operation, and 2007 will represent a significant step forward for the Company’s global operations and supply chain as this new manufacturing location is commissioned and production begins to ramp up.

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

Results of Operations

The following table sets forth the components of net loss as a percentage of net sales for the periods indicated:

	Successor Company	Successor Company	Combined Company	Successor Company	Predecessor Company
	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Period from March 15 to December 31, 2004	Period from January 1 to March 14, 2004
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.8	59.8	73.2	76.9	58.6
Gross profit	32.2	40.2	26.8	23.1	41.4
Selling, general and administrative expenses	13.2	12.5	13.4	12.2	18.0
Amortization of intangible assets	13.3	11.8	11.2	14.1	—
Business development, start-up and transition costs	2.5	0.2	0.9	0.9	0.5
Transaction and reorganization expenses	—	—	5.5	—	26.6
Impairment charge on long-lived assets	—	0.3	—	—	—
Loss on early extinguishment of debt	—	—	9.4	—	45.5
Operating income (loss)	3.3	15.4	(13.4)	(4.2)	(49.2)
Interest expense, net	19.0	15.8	16.3	17.3	12.3
Other expenses, net	0.1	—	0.1	0.1	—
Loss before income taxes	(15.8)	(0.4)	(29.8)	(21.5)	(61.5)
Income tax (benefit) expense	(5.8)	0.0	(9.3)	(8.1)	(14.1)
Net loss	(10.0)%	(0.4)%	(20.4)%	(13.4)%	(47.5)%

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net Sales for 2006 decreased approximately $9.6 million, or 8.2%, to $108.0 million from $117.6 million in 2005.

Golf shaft sales decreased approximately $11.7 million, or 10.6%, to $99.1 million from $110.8 million in 2005. This decline in net sales resulted primarily from a reduction in unit sales of two product types; (i) premium steel golf shafts for irons, wedges and putters, and (ii) stock original equipment manufacturer (“OEM”) graphite golf shafts for irons. The unit sales reduction in premium steel shafts was driven by several factors, but was predominantly impacted by the lack of exciting new product introductions in the iron, wedge and putter categories from the leading golf equipment companies. The decline in unit sales of stock OEM graphite shafts relates primarily to the timing of certain OEM iron launches using the Company’s proprietary graphite iron shafts.

Performance sports sales increased approximately $2.1 million, or 31.2%, to $8.9 million in 2006 from $6.8 million in 2005.  This increase in revenue was driven primarily by continued sales growth in the Company’s bike and hockey categories, which remain the strategic focus for the performance sports segment, and comprise the majority of the segment’s new products initiatives.

Net sales to international customers decreased approximately $4.1 million, or 9.7%, to $38.3 million in 2006 from $42.4 million in 2005.  This decrease resulted primarily from the same overall golf industry factors and Company specific issues described above.

Gross Profit for 2006 decreased approximately $12.4 million, or 26.3%, to $34.8 million from $47.2 million in 2005. Gross profit as a percentage of net sales decreased to 32.2% in 2006 from 40.2% in 2005. The decrease in gross profit as a percentage of net sales was driven primarily by four key factors: (i) an increase in the cost of raw materials and energy sources, (ii) unfavorable fluctuations in foreign currency exchange rates, (iii) the unfavorable impact of certain fixed costs in the Company’s manufacturing facilities spread over reduced unit volume, and (iv) the expected decline in profit margins due to the mix of products sold being more heavily weighted toward graphite golf and performance sports. These factors were partially offset by increased selling prices to the Company’s customers in January 2006 on steel and graphite golf products, as well as select performance sports product offerings.

Selling, General and Administrative (“SG&A”) Expenses for 2006 decreased approximately $0.5 million, or 3.0%, to $14.2 million from $14.7 million in 2005.  SG&A as a percentage of net sales increased to 13.2% in 2006 from 12.5% in 2005.  This increase in SG&A as a percentage of net sales was due primarily to the decrease in sales between periods.  The decrease in SG&A spending between periods was in response to the softness on the gross profit line, as the Company put specific expense controls in place to ensure the best possible read-through to operating profit. These cost controls encompass a variety of functional areas within the organization, and are representative of both permanent cost savings as well as the delay in certain non-essential business activities.

During 2006 the Company spent approximately $0.1 million on its initial compliance project related to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”).  In 2005 the Company spent approximately $0.2 million on SOX initial compliance.

Amortization of Intangible Assets for 2006 was $14.3 million.  The majority of intangible assets were acquired in connection with the Gilbert Global Acquisition.  Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.  Amortization of intangible assets in 2005 was $13.8 million.

Business Development, Start-Up and Transition Costs for 2006 increased approximately $2.5 million, to $2.7 million, from $0.2 million in 2005. The increase in these costs relates primarily to expenses associated with the acquisition of assets from a former competitor in the steel golf shaft industry, Royal Precision.  Costs include acquisition related fees and expenses, as well as transportation and integration expenses associated with the transfer of production equipment and inventory to True Temper facilities.

Impairment Charge On Long-Lived Assets for 2005 was $0.4 million and was incurred in conjunction with the write-down, and subsequent disposal, of certain manufacturing equipment originally obtained through the acquisition of substantially all of the tangible, personal property of Apollo Sports in 2000.  Apollo Sports was a steel golf shaft competitor in England that went out of business in 2000.  A significant portion of the assets acquired were subsequently transferred to the Company’s Amory, Mississippi facility.  This write-off represents the remainder of the assets located in the United Kingdom that were deemed unusable.  No such charges were incurred during 2006.

Operating Income for 2006 decreased approximately $14.6 million to $3.6 million from $18.2 million in 2005. Operating income as a percentage of net sales decreased to 3.3% in 2006 from 15.4% in 2005. This decrease reflects the profit impact of the items described above.

Interest Expense, net for 2006 increased approximately $1.8 million to $20.5 million from $18.7 million in 2005.  This increase was driven primarily by the increase in outstanding principal amounts of variable rate bank debt associated with the financing required for the acquisition of assets from Royal Precision, as well as an increase in the variable interest rate on the Company’s bank debt as reflected by the rise in short term borrowing rates in the overall economy.

Income Tax Expense for 2006 changed to a benefit of approximately $6.3 million from an income tax expense of approximately $0.0 in 2005. The effective tax rate during these periods differs from the U.S. federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.

Net Loss for 2006 decreased approximately $10.3 million to a net loss of $10.8 million from a net loss of $0.5 million in 2005.  This decrease reflects the profit impact from the items described above.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004 (Combined Company)

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

Operating Income (Loss) for 2005 increased approximately $31.4 million to $18.2 million from an operating loss of $13.2 million in 2004. Operating income loss as a percentage of net sales increased to 15.4% in 2005 from a loss of 13.4% in 2004. This increase reflects the profit impact of the items described above.

Excluding the impact of the 2004 inventory purchase accounting adjustment, 2004 transaction and reorganization expenses, 2004 loss on early extinguishment of long-term debt, 2005 impairment charge on long-lived assets, and the amortization of intangible assets in both 2004 and 2005, operating income would have increased approximately $8.3 million.

Interest Expense, net for 2005 increased approximately $2.7 million to $18.7 million from $16.0 million in 2004.  This increase was driven primarily by the increase in outstanding principal amounts of variable rate bank debt and fixed rate bonds associated with the Gilbert Global Acquisition, offset somewhat by a decrease in the interest rate on the Company’s fixed rate debt between periods.

Income Tax Expense for 2005 changed to approximately $0.0 compared to an income tax benefit of $9.2 million in 2004. The effective tax rate during these periods differs from the U.S. federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.  For the period from January 1, 2004 through March 14, 2004, the effective tax rate also differs due to the nondeductible nature of a portion of transaction and reorganization expenses.

Net Loss for 2005 increased approximately $19.6 million to a net loss of $0.5 million from a net loss of $20.1 million in 2004.  This increase reflects the profit impact from the items described above.

Excluding the impact of the 2004 inventory purchase accounting adjustment, 2004 transaction and reorganization expenses, 2004 loss on early extinguishment of long-term debt, 2005 impairment charge on long-lived assets, and the amortization of intangible assets in both 2004 and 2005, net income would have increased approximately $3.4 million.

Liquidity and Capital Resources

The following table shows cash flow activity by source. Discussion of cash flow activity is noted below.

	2006	2005
Net cash provided by operating activities	$941	$15,936
Net cash used in investing activities	$(20,464)	$(2,031)
Net cash provided by (used in) financing activities	$17,845	$(12,509)

General

At the beginning of 2004, the Company had a senior credit facility (the “2002 Senior Credit Facility”) which included a $15.0 million non-amortizing revolving credit facility and a $14.0 million term loan. Amounts under the revolving credit facility were available on a revolving basis through December 31, 2007. The term loan required quarterly cash interest and principal payments continuing through December 2007.

In addition, the Company had $99.7 million in 10 7/8% Senior Subordinated Notes Due 2008 (the “10 7/8% Notes”). The 10 7/8% Notes required cash interest payments each June 1 and December 1, beginning June 1, 1999. The 10 7/8% Notes were redeemable at the Company’s option, under certain circumstances and at certain redemption prices.

As part of the Gilbert Global Acquisition the Company entered into a new senior credit facility (the “2004 Senior Credit Facility”) which includes a $20.0 million non-amortizing revolving credit facility and a $110.0 million Term B loan (as amended from time to time). The term loan requires cash interest payments and quarterly principal payments which began June 30, 2004 and continue through March 15, 2011.

Also in conjunction with the Gilbert Global Acquisition, the Company issued new 8 3/8% Senior Subordinated Notes due 2011 (the “8 3/8% Notes”). The 8 3/8% Notes require cash interest payments each March 15 and September 15 commencing on September 15, 2004. The 8 3/8% Notes are redeemable at the Company’s option, under certain circumstances and at certain redemption prices, beginning March 15, 2008.

The Company used the proceeds from the 2004 Senior Credit Facility and the 8 3/8% Notes to pay off the existing debt that was outstanding at the closing of the Gilbert Global Acquisition on March 15, 2004. Also, a portion of the proceeds were used to pay a dividend to TTC in order for TTC to repay the outstanding balance on its senior discount notes which carried a 13.25% PIK interest rate or a 12.25% cash interest rate.

The 2004 Senior Credit Facility and the Notes contain provisions which, among other things, limit the Company’s ability to (i) incur additional indebtedness, (ii) make acquisitions and capital expenditures, (iii) sell assets, (iv) create liens or other encumbrances, (v) make certain payments and dividends, or (vi) merge or consolidate. In addition, both the senior credit facility and the Notes contain customary change of control provisions that could, under certain circumstances, cause accelerated debt repayment. The 2004 Senior Credit Facility also required the Company to maintain certain specified financial ratios and tests including minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios.

On September 24, 2004 the Company executed an amendment to its 2004 Senior Credit Facility (the “First Amendment”). The First Amendment provided adjustments to certain specified financial ratios and tests included in the 2004 Senior Credit Facility. As part of the First Amendment, the margin adder on LIBOR based loans was increased from 2.50% to between 2.75% and 3.00%, depending on financial ratios, from September 24, 2004 through December 31, 2005.

On March 27, 2006 the Company amended and restated its 2004 Senior Credit Facility (the “2006 Restated Credit Facility”). The 2006 Restated Credit Facility includes additional term loans under the Company’s existing Senior Secured Credit Facilities of approximately $18.0 million, amendments that enable the Company to pursue future acquisitions, and the necessary flexibility to execute on the Company’s global strategic and operational initiatives. The proceeds of the additional term loans were used primarily to acquire certain assets from former steel golf shaft competitor Royal Precision, as more fully discussed in Note 3 to the financial statements included elsewhere in this annual report.

On January 22, 2007 the Company executed an amendment to its 2006 Restated Credit Facility (the “Second Amendment”).  The Second Amendment was made effective as of December 20, 2006.  The Second Amendment was executed in conjunction with a second lien financing effort and related acquisition, as more fully described in Note 16 to the financial statements located elsewhere in this annual report.  In addition to allowing the flexibility for such second lien financing, the Second Amendment also provided adjustments to certain specified financial ratios and tests included in the 2006 Restated Credit Facility.  As part of the Second Amendment, the margin adder on LIBOR based loans was increased to between 3.00% and 3.25%, depending on financial ratios, beginning January 22, 2007.

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

At December 31, 2006, the Company was in compliance with all of the covenants in both the 2006 Restated Credit Facility, as amended, and the 8 3/8% Notes.

Discussion of Cash Flows for Years Ended December 31, 2006 and 2005

Net cash provided by operating activities decreased approximately $15.0 million between periods, which relates primarily to the decrease in earnings during 2006 and the additional costs for the acquisition and integration of assets from Royal Precision.  Overall working capital requirements were relatively flat during 2006, with an increase in inventory, due in part to additional graphite raw material purchases secured in a tight market, being effectively offset by a related increase in accounts payable and a decrease in accounts receivable due to improved collection efforts and overall lower sales revenue.

Net cash used in investing activities increased $18.4 million during 2006, primarily as a result of the acquisition of certain assets from Royal Precision.  Assets acquired include production equipment, inventory and intellectual property.

Net cash provided by financing activities totaled $17.8 million during 2006, as compared to the $12.5 million used in financing activities during 2005.  This increase in cash provided by financing activities relates primarily to (i) additional borrowings of term debt totaling $18.0 million during 2006, used primarily to finance the acquisition of certain assets from Royal Precision, (ii) additional borrowings under the revolving credit agreement for working capital and general corporate purposes which totaled $5.0 million, (iii) a net decline in repayments of term debt between periods of $8.7 million, and (iv) the payment of $1.3 million of debt issuance costs during 2006 related to the additional borrowings.

Existing Contractual Cash Obligations

The following table reflects the Company’s contractual cash obligations for principal payments on long-term debt and operating leases as of December 31, 2006 (dollars in millions):

	Total	2007	2008 through 2009	2010 through 2011	Thereafter
Long-Term Debt(1)	$240.4	$1.2	$7.5	$231.7	$—
Operating Leases	3.4	1.1	1.3	1.0	—
Purchase Commitments(2)	0.5	0.5	—	—	—
Total(3)	$244.3	$2.8	$8.8	$232.7	$—

(1)   The Company’s long-term debt agreements contain customary change of control provisions that could, under certain circumstances, cause accelerated debt repayment.

(2)   Amount represents the purchase commitments for natural gas used in the manufacture of steel golf shafts at the Amory, Mississippi facility.

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

In addition to the debt service obligations for principal and interest payments, the Company’s liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. From 2002 through 2006 the Company’s full year capital expenditures ranged from $1.6 million to $4.9 million.  At this time, the Company believes this to be a reasonable range for forecasted capital expenditures in the near future. The Company intends to fund its current and long-term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of December 31, 2006, the Company has the $20.0 million revolving credit facility available for future cash requirements (as reduced by any outstanding draws, of which there were $5.0 million as of December 31, 2006). The maximum amount the Company may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the 2006 Restated Credit Facility and is reduced by any outstanding letters of credit. As of December 31, 2006, the Company believes that cash flow generated from operations, in addition to other financing sources, will be sufficient to meet its cash obligations for the ensuing 12 month period.

In addition to the Company’s cash obligations for interest and principal payments related to its debt obligations, the Company also has a management services agreement with an affiliate of the principle common stock holder in its parent company, which requires the payment of an annual advisory fee of $0.5 million.

On January 22, 2007, the Company executed an amendment to its 2006 Restated Credit Facility (the “Second Amendment”).  The Second Amendment was made effective as of December 20, 2006, and was approved by the Company, Credit Suisse acting as administrative agent and collateral agent, and by a majority of the lenders who were party to the 2006 Restated Credit Facility at the effective date.  The Second Amendment was executed in conjunction with a second lien financing effort, described more fully below, and related acquisition.  In addition to allowing the flexibility for such second lien financing, the Second Amendment also provided adjustments to certain specified financial ratios and tests included in the 2006 Restated Credit Facility.  As part of the Second Amendment, the margin adder on LIBOR based loans was increased to between 3.00% and 3.25%, depending on financial ratios, beginning January 22, 2007.

On January 22, 2007, the Company executed a Second Lien Credit Agreement (the “Second Lien”).  The Second Lien includes additional term loans of approximately $45 million, with the provision that approximately $25 million of the proceeds were used to pay down the debt under the 2006 Restated Credit Facility. The Second Lien is variable rate debt, which provides for interest at the Company’s option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 4.50%, or (2) under a LIBOR option with a borrowing spread of LIBOR plus 5.50%. The maturity date of the Second Lien is June 30, 2011.  The Second Lien does not amortize.

On February 26, 2007, the Company acquired CN Precision, a steel golf shaft manufacturing company located in Suzhou, China.  CN Precision was founded in 2005, and is currently in the final stages of equipment installation.

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

Inflation

With the exception of natural gas, nickel, carbon fiber prepreg material, and medical costs, the Company’s historical financial results have not been significantly impacted by inflationary pressures.  The key cost elements outlined above have impacted financial results, or are expected to impact future results, and are described in more detail below.

During 2005 and 2006 the Company experienced an increase in costs for natural gas used in its steel product manufacturing plant in Amory, Mississippi.  Based upon current market conditions and natural gas contracts for 2007, the Company expects overall natural gas costs to be flat to down slightly during 2007.  The Company believes its natural gas price inflation has been and will continue to be consistent with that experienced by others using this same energy source.

During 2005 and 2006 the Company experienced an increase in costs for nickel, which is used in the manufacture of steel golf shafts.  Based upon current market conditions, the Company expects overall nickel costs to be materially higher during 2007.  The Company believes its nickel price inflation has been and will continue to be consistent with that experienced by others using this same raw material.

During 2005 and 2006 the Company experienced an increase in costs for carbon fiber prepreg material which is used in the manufacture of graphite golf shafts, hockey sticks and bicycle components.  Based upon current market conditions and purchase price agreements for 2007, the Company expects overall carbon fiber prepreg costs to be down slightly during 2007.  The Company believes its carbon fiber prepreg price inflation has been and will continue to be consistent with that experienced by others using this same raw material.

During 2005 and 2006 the Company experienced an increase in costs for the medical benefits provided to employees in the United States.  Based upon current market conditions and projected medical inflation trends, the Company expects overall medical costs to be higher in 2007 than experienced in 2006.  The Company believes its medical cost inflation has been and will continue to be consistent with that experienced by other US based companies providing employer sponsored medical benefits to their employees.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the appropriate application of certain accounting policies, many of which require Company management to make estimates and assumptions about future events and their impact on amounts reported in the consolidated financial statements and accompanying notes. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from management’s estimates. Such differences may be material to the consolidated financial statements.

The Company believes that its application of accounting policies, and the estimates inherently required therein, are reasonable under the circumstances. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, the Company has found its application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

The Company’s accounting policies are more fully described in Note 2 to its consolidated financial statements located elsewhere in this annual report. Certain critical accounting policies and estimates are described below.

Revenue Recognition.   The Company derives substantially all of its revenue from the sales of golf shafts and performance sports products. Revenue is recognized when all of the following conditions exist: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the revenue amount is determinable and (iv) collection is reasonably assured. Valuation allowances are established for estimated returns, allowances, and discounts at the time revenue is recognized.

Pension and Other Postretirement Obligations.   Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, expected return on plan assets, rates of salary increase, health care cost trend rates, mortality rates, and other factors. These assumptions are updated on an annual basis prior to the beginning of each year. The Company considers current market conditions, including interest rates, in making these assumptions. The Company develops the discount rates by considering the yields available on high-quality fixed income investments with maturities corresponding to the related benefit obligation. The Company’s discount rate for both its defined benefit pension plan and its unfunded post-retirement health plan was 6.00% and 5.75% at December 31, 2006 and 2005, respectively. As discussed further in Note 10 to the consolidated financial statements, located elsewhere in this annual report, the Company develops the expected return on pension plan assets by considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Company’s expected long-term rate of return assumption for assets in its defined benefit plan was 8.50% for 2006 and 2005.

The Company believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. In accordance with accounting principles generally accepted in the United States, actual results that differ from the actuarial assumptions are accumulated and, if in excess of a specified corridor, amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. Also, gains and losses resulting from changes in assumptions are amortized over the expected remaining service period of active plan participants or, for retired participants, the average remaining life expectancy, to the extent that such amounts exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The Company expects that its pension and other postretirement benefit costs in 2007 will be relatively consistent with those recognized in 2006.

Impairment of Long-Lived Assets, Including Goodwill.   The Company accounts for long-lived assets in accordance with the provisions of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144) and evaluates goodwill for impairment under Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). The Company evaluates goodwill for impairment on an annual basis, and periodically evaluates long-lived assets, including goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors. The valuation of long-lived assets, including goodwill, requires the use of judgment in evaluating these indicators.

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

Inventory Valuation.   Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method.  The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value.  The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements.  Reductions to the carrying value of inventories are recorded in cost of goods sold.  If the future demand for the Company’s products is less favorable than the Company’s forecasts, then the value of the inventories may be required to be reduced, which could result in material additional expense to the Company and have a material adverse impact on the Company’s consolidated financial statements.

Valuation for Deferred Income Taxes.   The Company’s consolidated financial statements include an estimate of income taxes assessed in each legal jurisdiction in which it operates. These income taxes include both a current amount, as well as a deferred portion which results from a variety of temporary book versus tax treatment differences, as well as tax-basis net operating loss carryforwards. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Once established, any deferred tax asset must be evaluated to determine the likelihood that the Company will generate sufficient future taxable income to utilize the full amount. When facts and circumstances warrant, the Company will establish, increase or reduce valuation allowances associated with deferred tax assets in order to reflect which assets meet the more likely than not realizability test.

Impact of Recently Issued Accounting Standards

Information regarding recent accounting pronouncements is contained in Note 2 to the Consolidated Financial Statements, which is incorporated herein by this reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The table below provides information about our debt obligations as of December 31, 2006 that are sensitive to changes in interest rates. The table presents cash flows and related weighted average interest rates by expected maturity dates (dollars in millions).

	Expected Maturity Date					There-
LONG TERM DEBT	2007	2008	2009	2010	2011	after	Total
Fixed Rate 8 3/8% Senior Subordinated Notes	$—	$—	$—	$—	$125.0	$—	$125.0
Average Interest Rate							8.38%
Variable Rate Senior Credit Facility	1.2	1.2	6.3	90.6	16.1	—	$115.4
Average Interest Rate(a)							8.37%

(a)           Variable rate long-term debt is comprised of term loans under the 2006 Restated Credit Facility, which provides for interest at our option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 2.00% to 2.25%, or (2) under a LIBOR option with a borrowing spread of LIBOR plus 3.00% to 3.25%, depending on certain financial ratios.

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

At December 31, 2006, the Company had outstanding forward foreign currency contracts designated as hedging instruments which totaled $5.5 million.

Assuming a hypothetical 10% adverse change in all foreign currencies, with the resulting functional currency gains and losses translated into U.S. dollars at the spot rate, the loss in fair value of exchange contracts held on December 31, 2006, would be $0.7 million. Those losses would be offset, in part, by gains on the underlying receivables and cash being hedged. See Note 2(h) to our consolidated financial statements located elsewhere in this annual report for further discussion of foreign currencies.

Commodity Risk

We have some exposure to risks associated with fluctuations in prices for commodities such as nickel and natural gas which are used to manufacture our products. Nickel is used in the plating of steel golf shafts, and natural gas is used as an energy source primarily in our steel manufacturing operations. In some cases we will purchase contracts to lock in prices for both nickel and natural gas to be delivered anywhere from one to twenty-four months from the date the contract is consummated. As of December 31, 2006 we held either under contract or have purchased approximately 25% of our expected 2007 usage of natural gas, and had no contracts for the purchase of nickel.

Item 8.        Consolidated Financial Statements and Supplementary Data

INDEX

Financial Statements	Page(s)
The following consolidated financial statements of True Temper Sports, Inc. and subsidiaries are submitted in response to Part II, Item 8:
Report of Independent Registered Public Accounting Firm	36
Consolidated Statements of Operations—for each of the years ended December 31, 2006 and 2005 and for the period from March 15, 2004 to December 31, 2004 (Successor Company) and for the period from January 1, 2004 to March 14, 2004 (Predecessor Company)	37
Consolidated Balance Sheets—December 31, 2006 and 2005	38
Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss)—for each of the years ended December 31, 2006 and 2005 and for the period from March 15, 2004 to December 31, 2004 (Successor Company) and for the period from January 1, 2004 to March 14, 2004 (Predecessor Company)	39
Consolidated Statements of Cash Flows—for each of the years ended December 31, 2006 and 2005 and for the period from March 15, 2004 to December 31, 2004 (Successor Company) and for the period from January 1, 2004 to March 14, 2004 (Predecessor Company)	41
Notes to Consolidated Financial Statements	42

Report of Independent Registered Public Accounting Firm

The Board of Directors
True Temper Sports, Inc.:

We have audited the accompanying consolidated balance sheets of True Temper Sports, Inc. and subsidiaries (the Successor Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for each of the years ended December 31, 2006 and 2005 and for the period from March 15, 2004 to December 31, 2004. We have also audited the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows of the predecessor of the Company (the Predecessor Company) for the period from January 1, 2004 to March 14, 2004. In connection with our audits of the consolidated financial statements, we also audited the accompanying financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the Successor Company’s consolidated financial statements referred to above present fairly, in all material respects, the financial position of True Temper Sports, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years ended December 31, 2006 and 2005 and for the period from March 15, 2004 to December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Further, in our opinion, the Predecessor Company’s consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor Company for the period from January 1, 2004 to March 14, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective March 15, 2004, the Successor Company’s consolidated financial statements reflect the effect of the purchase method of accounting, which is a different basis of accounting than the Predecessor Company’s consolidated financial statements, which are reflected on a historical cost basis. Therefore, the Successor Company’s consolidated financial statements are not comparable to the Predecessor Company’s consolidated financial statements.

As discussed in Notes 2 and 11 to the consolidated financial statements, effective January 1, 2006, the Successor Company adopted the fair value method of accounting for share-based payment arrangements as required by Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

KPMG LLP
Memphis, Tennessee
March 21, 2007

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Successor Company			Predecessor Company
	Years ended		Period from March 15	Period from January 1
	December 31,	December 31,	To December 31,	To March 14,
	2006	2005	2004	2004
NET SALES	$108,005	$117,594	$78,120	$20,247
Cost of sales	73,194	70,362	60,104	11,871
GROSS PROFIT	34,811	47,232	18,016	8,376
Selling, general and administrative expenses	14,226	14,660	9,520	3,635
Amortization of intangible assets	14,343	13,840	10,984	—
Business development, start-up and transition costs	2,688	208	738	100
Transaction and reorganization expenses	—	—	25	5,381
Impairment charge on long-lived assets	—	357	—	—
Loss on early extinguishment of long-term debt	—	—	—	9,217
OPERATING INCOME (LOSS)	3,554	18,167	(3,251)	(9,957)
Interest expense, net	20,525	18,631	13,491	2,498
Other expenses (income), net	75	(31)	72	(2)
LOSS BEFORE INCOME TAXES	(17,046)	(433)	(16,814)	(12,453)
Income tax (benefit) expense	(6,279)	33	(6,350)	(2,845)
NET LOSS	$(10,767)	$(466)	$(10,464)	$(9,608)

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	Successor Company
	December 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash	$3,055	$4,733
Receivables, net	16,819	17,949
Inventories	23,208	19,633
Prepaid expenses and other current assets	2,731	2,591
Deferred tax assets	1,381	1,781
Total current assets	47,194	46,687
Property, plant and equipment, net	14,482	12,210
Goodwill	150,883	150,883
Intangible assets, net	133,262	132,629
Deferred financing costs	6,367	6,504
Other assets	1,511	923
Total assets	$353,699	$349,836
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,257	$245
Accounts payable	6,697	4,410
Accrued expenses and other current liabilities	9,904	9,896
Total current liabilities	17,858	14,551
Deferred tax liabilities	206	6,312
Long-term debt, net of current portion	239,149	220,480
Pension and post-retirement obligations	6,204	8,729
Total liabilities	263,417	250,072
STOCKHOLDER’S EQUITY
Common stock—par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	111,943	111,943
Accumulated deficit	(21,697)	(10,930)
Accumulated other comprehensive income (loss)	36	(1,249)
Total stockholder’s equity	90,282	99,764
Commitments and contingent liabilities (See Note 12)	—	—
Total liabilities and stockholder’s equity	$353,699	$349,836

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
Predecessor Company
(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED STATEMENTS OF
STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

				Retained	Accumulated
			Additional	Earnings/	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit)	Income (Loss)	Total
Balance at December 31, 2003	100	$ —	$ 40,326	$ 8,796	$ (329)	$ 48,793
Net loss for the period from January 1, 2004 through March 14, 2004	—	—	—	(9,608)	—	(9,608)
Mark to market adjustment on derivative instruments, net of taxes	—	—	—	—	(121)	(121)
Comprehensive loss, net of taxes						(9,729)
Balance at March 14, 2004	100	$ —	$ 40,326	$ (812)	$ (450)	$ 39,064

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
Successor Company
(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED STATEMENTS OF
STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Initial capitalization and acquisition of Predecessor Company at March 15, 2004	—	$—	$112,715	$—	$—	$112,715
Subsequent adjustment to initial capitalization for final working capital amount	—	—	(772)	—	—	(772)
Net loss for the period from March 15, 2004 through December 31, 2004	—	—	—	(10,464)	—	(10,464)
Minimum pension liability, net of taxes	—	—	—	—	(164)	(164)
Mark to market adjustment on derivative instruments, net of taxes	—	—	—	—	15	15
Comprehensive loss, net of taxes						(10,613)
Balance at December 31, 2004	100	—	111,943	(10,464)	(149)	101,330
Net loss	—	—	—	(466)	—	(466)
Minimum pension liability, net of taxes	—	—	—	—	(1,085)	(1,085)
Mark to market adjustment on derivative instruments, net of taxes	—	—	—	—	(15)	(15)
Comprehensive loss, net of taxes						(1,566)
Balance at December 31, 2005	100	—	111,943	(10,930)	(1,249)	99,764
Net loss				(10,767)		(10,767)
Minimum pension liability, net of taxes					1,211	1,211
Mark to market adjustment on derivative instruments, net of taxes					74	74
Comprehensive loss, net of taxes						(9,482)
Balance at December 31, 2006	100	$—	$111,943	$(21,697)	$36	$90,282

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Successor Company			Predecessor Company
	Years ended December 31,		Period from March 15 To December 31,	Period from January 1 To March 14,
	2006	2005	2004	2004
OPERATING ACTIVITIES
Net loss	$(10,767)	$(466)	$(10,464)	$(9,608)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,616	2,725	2,420	671
Amortization of deferred financing costs	1,387	1,449	1,034	109
Amortization of intangible assets	14,343	13,840	10,984	—
Inventory fair value adjustment recorded in cost of sales	—	—	11,663	—
Loss on disposal of property, plant and equipment	—	300	40	—
Transaction and reorganization expenses	—	—	25	5,381
Loss on early extinguishment of long-term debt	—	—	—	9,217
Deferred income taxes	(6,492)	(201)	(6,432)	(2,898)
Changes in operating assets and liabilities, net of acquisitions:
Receivables, net	1,130	(3,371)	(255)	1,273
Inventories	(2,975)	2,277	(3,454)	(2,800)
Prepaid expenses and other assets	(140)	(514)	(463)	(68)
Accounts payable	2,287	54	(2,015)	1,379
Accrued interest	(34)	(38)	3,761	1,993
Other assets and liabilities	(414)	(119)	(142)	(1,667)
Net cash provided by operating activities	941	15,936	6,702	2,982
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,888)	(2,612)	(1,232)	(330)
Proceeds from sales of property, plant and equipment	—	784	50	—
Purchase of other assets	(15,450)	—	—	—
Other investing activity	(126)	(203)	—	—
Net cash used in investing activities	(20,464)	(2,031)	(1,182)	(330)
FINANCING ACTIVITIES
Proceeds from issuance of bank debt	23,000	—	110,000	—
Proceeds from issuance of Senior Subordinated Notes	—	—	125,000	—
Principal payments on bank debt	(3,319)	(12,000)	(2,275)	(7,700)
Repay bank debt, including accrued interest	—	—	(6,335)	—
Call senior subordinated notes, including accrued interest and call premiums	—	—	(109,160)	—
Payment of debt issuance costs	(1,250)	—	(8,678)	—
Distribution of net equity to selling shareholders	—	—	(102,518)	—
Transaction and reorganization expenses, including cash payments for direct acquisition costs	—	—	(10,805)	(463)
Other financing activity	(586)	(509)	(248)	(42)
Net cash provided by (used in) financing activities	17,845	(12,509)	(5,019)	(8,205)
Net increase (decrease) in cash	(1,678)	1,396	501	(5,553)
Cash at beginning of period	4,733	3,337	2,836	8,389
Cash at end of period	$3,055	$4,733	$3,337	$2,836

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands unless otherwise indicated)

(1)   DESCRIPTION OF BUSINESS

True Temper Sports, Inc. and subsidiaries (“True Temper” or the “Company”) is primarily engaged in the design, manufacture and sale of steel and composite golf shafts as well as a variety of other high strength, tight tolerance tubular components for the bicycle, hockey and other recreational sports markets. True Temper’s manufacturing plants and related facilities are located in Memphis, Tennessee; Amory and Olive Branch, Mississippi; El Cajon, California; and Guangzhou, China. The majority of True Temper’s sales are to golf club manufacturers and distributors primarily located in the United States, Europe, Japan, Australia and Southeast Asia. True Temper operates as a wholly-owned operating subsidiary of True Temper Corporation (“TTC’’).

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

This transaction was accounted for by TTC using the purchase method of accounting. As the Company is a wholly owned subsidiary of True Temper Corporation, the Company has “pushed down” the effect of the purchase method of accounting to the consolidated financial statements of True Temper Sports, Inc. These financial statements and accompanying notes present the historical cost basis results of the Company as “predecessor company” through March 14, 2004, and the results of the Company as “successor company” from March 15, 2004 through December 31, 2006; accordingly, the successor company presentation is not comparable to the predecessor company presentation due to the different basis of accounting. The financial statements have also been separated by a vertical dashed line into predecessor company and successor company results.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the revenue amount is determinable and collection is reasonably assured. Valuation allowances are established for estimated returns, allowances and discounts at the time revenue is recognized.

(b) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of goodwill, intangible assets and property, plant and equipment; valuation allowances for receivables, inventories and deferred income tax assets; valuation of derivative instruments; and assets and obligations related to employee benefits. Actual results could differ from those estimates.

(c)          Trade Accounts Receivable

Trade receivables are net of allowances for doubtful accounts of $477 and $411 as of December 31, 2006 and 2005, respectively.

(d)         Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(e)          Deferred Financing Costs

Costs associated with the issuance of debt are deferred and amortized as a component of interest expense over the life of the related debt, using a method that approximates the interest method.

(f)            Property, Plant and Equipment

Property, plant and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided over the estimated useful life of each asset using the straight-line method. Leasehold improvements are amortized over the shorter of the related asset’s useful life or the applicable lease term including option periods when appropriate. In general, the estimated useful lives for both predecessor and successor companies are as follows:

Asset Category	Life
Buildings	15-40 years
Furniture and office equipment	10-15 years
Machinery and equipment	8-15 years
Computers and capitalized software	2-4 years
Leasehold improvements	6-15 years

(g)          Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

The Company assesses its goodwill and other indefinite-lived intangible assets for impairment on an annual basis. If an indication of impairment exists, the Company compares the carrying amount of the reporting unit to its estimated fair value. If the reporting unit’s carrying value exceeds its fair value, the Company allocates the fair value to all of the assets and liabilities of the reporting unit and determines the implied fair value of the goodwill and indefinite-lived intangible assets. An impairment loss would be recognized to the extent that a reporting unit’s recorded goodwill or other indefinite-lived intangible assets exceeded the implied fair value. The Company performed its annual impairment testing in the fourth quarter of 2006. No impairment was determined upon performing these impairment tests.

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

The changes in the market value of Derivative Instruments designated as hedging instruments for anticipated foreign currency sales are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholder’s equity. To the extent an Instrument is no longer effective as a hedge due to a change in the underlying exposure, gains and losses are recognized currently in the consolidated statements of operations as a component of cost of sales.

The changes in the market value of Derivative Instruments hedging accounts receivable or cash denominated in foreign currency are recognized as a component of operating income during the period of the change, as they are marked to market on a monthly basis.

At December 31, 2006, the Company had outstanding forward foreign currency contracts designated as hedging instruments which totaled $5.5 million.

True Temper recorded a gain (loss) in operations on foreign currency of $50 and ($172) for the years ended December 31, 2006 and 2005, respectively, $79 for the period January 1, 2004 to March 14, 2004, and ($40) for the period March 15, 2004 to December 31, 2004.

The following table summarizes the contractual notional amounts of True Temper’s forward exchange contracts as of December 31, 2006 and 2005 (in U.S. dollars):

	2006	2005
Pound Sterling	$5,521	$2,099
Yen	1,277	2,250
Australian dollar	284	457
Total	$7,082	$4,806

(i)            Impairment of Long-Lived Assets

SFAS No. 144 provides a single accounting model for long-lived assets held and used and to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.

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

(j)            Business Development, Start-up Costs and Transition Costs

Costs associated with business development, start-up and transition costs are comprised of costs related to opening a composite manufacturing operation in Guangzhou, China and the related down-sizing costs incurred at the Company’s El Cajon, California facility. These costs include travel, consulting, legal and other professional services, personnel recruiting and compensation, facility rent and other start-up and related shutdown costs. During 2006, business development, start-up and transition costs also reflect the costs associated with the acquisition of assets from a former competitor in the steel golf shaft industry, Royal Precision.  These costs include acquisition related fees and expenses, as well as transportation and integration expenses associated with the transfer of production equipment and inventory to True Temper facilities. The costs are expensed as incurred and separately identified in the consolidated statements of operations as a component of operating income (loss).

(k)         Advertising and Promotional Costs

Advertising and promotional costs are accounted for in accordance with Statement of Position 93-7 “Reporting on Advertising Costs”, which requires that the cost of producing advertisements be expensed at the time of the first showing of the advertisement or as incurred. True Temper’s policy is to expense costs associated with the production of advertising at the time of first showing of the advertisement. Advertising and promotional costs primarily consist of trade show costs, media spots including print, radio and television, advertising production and agency fees, sponsorships, and product and promotional samples. Advertising and promotional expense was $3,688 and $3,466 for the years ended December 31, 2006 and 2005, respectively, $1,155 for the period January 1, 2004 through March 14, 2004, and $2,314 for the period March 15, 2004 to December 31, 2004. Certain of the Company’s customers participate in a cooperative advertising program where the Company agrees to reimburse these customers for a portion of their advertising costs that feature the Company’s product. Cooperative advertising costs are shown as a reduction of net sales.

(l)            Research and Development Costs

Costs associated with the development of new products and changes to existing products are expensed as incurred and are included in selling, general, and administrative expenses. Research and development costs were $1,905 and $1,812 for the years ended December 31, 2006 and 2005, respectively, $328 for the period January 1, 2004 through March 14, 2004, and $1,180 for the period March 15, 2004 to December 31, 2004.

(m)     Retirement Benefits

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

All US based employees, and certain international employees, of True Temper are eligible to participate in a Company-sponsored 401(k) plan. The Company’s contribution to this plan is calculated as a percentage of the employee’s compensation and the employee’s contribution. All Company contributions to this plan are paid in cash.

(n)         Income Taxes

The Company is included in the consolidated U.S. federal income tax return of TTC. Income taxes are determined and presented in the Company’s consolidated financial statements using the separate return method, and are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(o)   Stock-Based Compensation

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

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). All equity incentive awards issued subsequent to January 1, 2006 will be accounted for using the guidance provided in this statement, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. As allowed by SFAS 123(R), the Company has elected to make this adoption on a prospective basis because the Company meets the definition of a non-public entity. For equity incentive awards issued prior to January 1, 2006, the Company continues to apply the intrinsic-value method of accounting prescribed by Accounting Principles

Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan Equity Incentive Awards. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the Equity Incentive Award.

Since adopting SFAS 123(R), TTC and the Company have not granted any equity incentive awards. There have been no awards exercised or forfeited in 2006. The weighted average remaining contractual life of the Equity Incentive Awards is between eight and nine years.

In addition, TTC has 468,000 equity awards which vest only upon a sale of TTC and achievement of certain other terms as described in the awards. As of December 31, 2006 the events required for vesting of these awards are not expected to occur in the near term.

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

Long-Term Debt—The carrying values of the Company’s variable rate debt approximates fair value. The estimated fair value of the Company’s fixed rate debt is based upon interest rates available for the issuance of debt with similar terms and remaining maturities. As of December 31, 2006 and 2005, the Company’s Senior Subordinated Notes had an estimated fair value of $106.3 million and $111.3 million, respectively.

Foreign Currency Contracts—The fair value of forward exchange contracts is estimated using prices established by financial institutions for comparable instruments which was approximately ($0.1) and $0.1 million at December 31, 2006 and 2005, respectively.

The fair value estimates presented herein are based on information available to management as of December 31, 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(q)         Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on its 2008 consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) which requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit pension or other postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial and experience gains and losses and the prior service costs and credits. The provisions of SFAS 158 are applicable for the Company beginning on January 1, 2007. The Company is in the process of evaluating the effect, if any, the adoption of SFAS 158 will have on its 2007 consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for the Company beginning January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. The Company is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its 2007 consolidated financial statements.

In July 2006, the EITF issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement, (“EITF 06-3”) which requires disclosure of the accounting policy for tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction.  The Company has adopted the provisions of EITF 06-3 and has made the appropriate disclosures in Note 2 (u).

(r)          Supplemental Disclosures of Cash Flow Information

Cash payments for income taxes and interest are as follows:

	Successor Company			Predecessor Company
			Period from	Period from
	Years Ended		March 15 to	January 1 to
	December 31,		December 31,	March 14,
	2006	2005	2004	2004
Income taxes	$213	$147	$89	$174
Interest	$19,391	$17,330	$8,789	$348

(s)          Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification within accumulated other comprehensive income (loss) are as follows:

	Derivative Instruments Mark to Market Adjustment	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Predecessor Company:
December 31, 2003	$192	$(521)	$(329)
Period change	(121)	—	(121)
March 14, 2004	$71	$(521)	$(450)

Successor Company:
March 15, 2004	$—	$—	$—
Period change	15	(164)	(149)
December 31, 2004	15	(164)	(149)
Period change	(15)	(1,085)	(1,100)
December 31, 2005	—	(1,249)	(1,249)
Period change	74	1,211	1,285
December 31, 2006	$74	$(38)	$36

(t)    Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

(u)   Taxes Collected from Customers and Remitted to Governmental Authorities

The Company collects sales and value added taxes from customers and remits them to governmental authorities in certain jurisdictions. These taxes are presented net in the consolidated statements of operations and are not included in revenues.

(v)   Adoption of SAB 108

In September 2006 the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements.  SAB 108 requires registrants to consider both the “rollover” method which focuses on the income statement impact of misstatements and the “iron curtain” method which focuses on the balance sheet impact of misstatements to define materiality.  The transition provisions of SAB 108 allow a registrant to adjust opening retained earnings for the cumulative effect of immaterial errors relating to prior years.  The Company adopted SAB 108 during the year ended December 31, 2006.  The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position or results of operations.

(3)   ACQUISITIONS

On January 30, 2004, TTS Holdings LLC, a new company formed by Gilbert Global Equity Partners, L.P. and its affiliated funds (“Gilbert Global”), entered into a stock purchase agreement with the Company’s direct parent company, True Temper Corporation, pursuant to which TTS Holdings LLC and certain of the Company’s senior management purchased all of the outstanding shares of True Temper Corporation. In connection with this acquisition, and effective on March 15, 2004, the Company repaid all of its outstanding 2002 senior credit facility, redeemed all of its 10 7/8% senior subordinated notes due 2008, and made certain payments of the net remaining equity of the predecessor company to the selling shareholders. These payments were financed with the net proceeds of a new senior credit facility and new 8 3/8% senior subordinated notes due 2011. These debt instruments are further described in Note 8 below.

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

In connection with the acquisition, the Company conducted an assessment and valuation of all tangible and intangible assets acquired. The results of this exercise are reflected in the allocation table above. Of particular note was (i) the establishment of intangible assets in an aggregate amount of approximately $157.3 million based on both internal Company assessments and a study conducted by an independent firm specializing in intangible asset valuation; and (ii) the write-up of inventory by approximately $11.7 million to reflect the estimated fair value of inventory at the date of acquisition. Both of these adjustments were completed in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.

The establishment of the intangible assets results in certain non-cash amortization expense beginning in 2004, as these intangible assets are amortized over their expected economic lives. The write-up of inventory to its estimated fair value results in a non-cash charge to cost of sales in 2004 totaling $11.7 million.

In addition, at the time of the transaction the predecessor company recorded certain transaction related expenses totaling $5.4 million. These expenses consisted primarily of investment banking merger and acquisition fees, legal fees and other incidental costs and expenses typically incurred in an acquisition of this nature.

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

The following unaudited pro forma financial information is presented as if the aforementioned transaction, and all related purchase accounting adjustments, had occurred as of the beginning of 2004. The pro forma amounts contain certain adjustments, including, (i) an adjustment to interest expense to reflect the extinguishment of the 10 7/8% Senior Subordinated Notes due 2008 and the 2002 senior credit facility, and the issuance of the 8 3/8% Senior Subordinated Notes due 2011 and 2004 senior credit facility, (ii) the elimination of transaction and reorganization expenses, the loss on early extinguishment of long term debt, and the non-cash cost of sales charge related to the fair value of inventory write-up, which are all non-recurring, (iii) the additional charge to operating income for the amortization of intangible assets and (iv) the related tax effect of the adjustments described above.

Year Ended December 31,
2004
Net sales	$98,367
Loss before income taxes	(6,633)
Net loss	(4,203)

On June 8, 2006 the Company acquired certain business assets of the former golf shaft manufacturer Royal Precision, Inc. (“Royal Precision”) for approximately $17.9 million. The assets acquired were comprised of intangible assets of $14.9 million comprised of patents, trademarks, brand names and design technologies and other intangible assets including customer relationships, $0.6 million in inventory, and $2.4 million in certain steel golf shaft manufacturing equipment.

True Temper has completed the integration of the machinery and equipment into its existing steel golf shaft facility in Amory, Mississippi, and is currently producing and distributing the branded products formerly sold by Royal Precision.

The cash purchase price for the assets acquired is included in the investing section of the Company’s consolidated statement of cash flows for the year ended December 31, 2006. Machinery and equipment acquired will be depreciated over its estimated remaining useful life, between five and ten years. Intangible assets acquired with determinable useful lives will be amortized over periods ranging from eight to ten years.

Certain expenses were incurred to acquire the assets and transition them to the Company’s existing manufacturing sites. Of these costs approximately $2.1 million for the year ended December 31, 2006 were recorded in the Company’s consolidated statement of operations as business development, start-up and transition costs. These costs include acquisition-related fees and expenses, as well as transportation and integration expenses associated with the transfer of production equipment and inventory to True Temper facilities.

(4)   INTANGIBLE ASSETS

The following table sets forth the gross value and accumulated amortization for intangible assets at December 31, 2006 and 2005.

	Weighted Average	December 31, 2006			December 31, 2005
	Amortization Period	Gross Value	Accumulated Amortization	Net Book Value	Gross Value	Accumulated Amortization	Net Book Value
Trade name	—	$22,430	$—	$22,430	$19,455	$—	$19,455
Patented technology	8 yrs	12,936	(4,181)	8,755	11,889	(2,638)	9,251
Customer-related intangible assets	10 yrs	132,478	(34,520)	97,958	121,524	(21,820)	99,704
Lease contract	59 yrs	4,323	(204)	4,119	4,323	(131)	4,192
Other	2 yrs	262	(262)	—	262	(235)	27
Total intangible assets		$172,429	$(39,167)	$133,262	$157,453	$(24,824)	$132,629

The following table sets forth the estimated aggregate future amortization expense for these intangible assets at December 31, 2006:

2007	$14,938
2008	14,938
2009	14,938
2010	14,938
2011	14,938

(5)   INVENTORIES

Inventories, as of December 31 of the year indicated, consist of the following:

	2006	2005
Raw materials	$5,168	$4,556
Work in process	3,553	1,734
Finished goods	14,487	13,343
Total	$23,208	$19,633

(6)   PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment, as of December 31 of the year indicated, are summarized as follows:

	2006	2005
Land improvements	$121	$113
Buildings	2,914	2,815
Furniture and office equipment	626	262
Machinery and equipment	15,034	10,924
Computer equipment and capitalized software	540	451
Leasehold improvements	1,458	1,429
Construction in progress	1,788	1,361
	22,481	17,355
Less accumulated depreciation	7,999	5,145
Net property, plant and equipment	$14,482	$12,210

(7)   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities, as of December 31 of the year indicated, consist of the following:

	2006	2005
Accrued compensation, benefits and related payroll taxes	$3,721	$4,276
Accrued interest	3,697	3,730
Other	2,486	1,890
Total	$9,904	$9,896

(8)          BORROWINGS

(a)   Long-Term Debt

Long-term debt at December 31, 2006 and 2005 consisted of the following:

	2006	2005
8 3/8% Senior Subordinated Notes due 2011	$125,000	$125,000
2004 senior credit facility	115,406	95,725
Total debt	240,406	220,725
Less current maturities	1,257	245
Long-term debt	$239,149	$220,480

The 8 3/8% Senior Subordinated Notes due 2011 (the “Notes”) provide for semi-annual interest payments, in arrears, due on March 15 and September 15. At the option of the Company, up to 35% of the Notes are redeemable prior to March 15, 2007, at 108.375%, with the net cash proceeds of one or more public equity offerings. In addition, at any time prior to March 15, 2008, the Company may also redeem all or a part of the Notes upon the occurrence of a change of control. On or after March 15, 2008 the Notes may be redeemed, at the option of the Company, in whole or in part, at a redemption price of 104.188% beginning March 15, 2008 and declining ratably thereafter to 100% on March 15, 2010.

The 2004 senior credit facility has a maturity date of March 15, 2011, and provides for interest on the term loan, at the Company’s option, at (i) the base rate of the bank acting as administrative agent plus a margin adder of 2.00%, or (ii) under a LIBOR option with a borrowing spread of LIBOR plus 2.50% to 3.00%, depending on financial ratios. The Company’s weighted average rate at December 31, 2006 was 8.37%.

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

On March 27, 2006 the Company amended and restated its 2004 senior credit facility (the “2006 Restatement”).  The 2006 Restatement was approved by the Company, Credit Suisse acting as administrative agent and collateral agent, and by a majority of the lenders who were party to the 2004 senior credit facility at that date.  The 2006 Restatement includes additional term loans under the Company’s existing Senior Secured Credit Facilities of approximately $15.0 million, amendments that enable the Company to pursue future acquisitions, and the necessary flexibility to execute on the Company’s global strategic and operational initiatives.

On January 22, 2007 the Company executed an amendment to its 2006 Amended and Restated Credit Facility (the “Second Amendment”).  The Second Amendment was made effective as of December 20, 2006, and was approved by the Company, Credit Suisse acting as administrative agent and collateral agent, and by a majority of the lenders who were party to the 2006 Amended and Restated Credit Facility at the effective date.  The Second Amendment was executed in conjunction with a second lien financing effort and related acquisition, as more fully described in Note 16.  In addition to allowing the flexibility for such second lien financing, the Second Amendment also provided adjustments to certain specified financial ratios and tests included in the 2006 Amended and Restated Credit Facility.  As part of the Second Amendment, the margin adder on LIBOR based loans was increased to between 3.00% and 3.25%, depending on financial ratios, beginning January 22, 2007. At December 31, 2006, the Company was in compliance with all of the covenants in both the 2006 Amended and Restated Credit Facility and the Notes.

At December 31, 2006, future minimum principal payments on long-term debt were as follows:

2007	$1,257
2008	1,257
2009	6,257
2010	90,567
2011	141,068
Total	$240,406

(b)   Line of Credit

The Company may borrow, through March 15, 2009, up to $20.0 million under a revolving credit agreement included in the 2004 senior credit facility. The Company pays an annual commitment fee of 0.05% on the unused portion of the revolving credit agreement. Borrowings under the agreement are subject to the same provisions described in the long-term debt section of this Note. The Company had $5.0 million in outstanding borrowings under this line of credit as of December 31, 2006, which is included in the preceding table in this note.

(9)          INCOME TAXES

Total income taxes for the periods indicated were allocated as follows:

	Successor Company			Predecessor Company
	Years Ended		Period from March 15 to	Period from January 1 to
	December 31,	December 31	December 31,	March 14,
	2006	2005	2004	2004
Income (loss) from continuing operations	$(6,279)	$33	$(6,350)	$(2,845)
Stockholder’s equity:
Minimum pension liability	741	(665)	(100)	—
Mark to market adjustment on derivative instruments	45	(9)	9	(74)
Total income taxes	$(5,493)	$(641)	$(6,441)	$(2,919)

The income tax expense (benefit) attributable to loss from continuing operations, for the periods indicated, is as follows:

	Successor Company			Predecessor Company
	Years Ended		Period from March 15 to	Period from January 1 to
	December 31,	December 31,	December 31,	March 14,
	2006	2005	2004	2004
Current:
Federal	$—	$—	$—	$—
State	40	40	30	10
Foreign	173	194	52	43
Total current	213	234	82	53
Deferred:
Federal	(5,473)	(169)	(5,425)	(2,439)
State	(1,019)	(32)	(1,007)	(459)
Total deferred	(6,492)	(201)	(6,432)	(2,898)
Total	$(6,279)	$33	$(6,350)	$(2,845)

The actual income tax expense (benefit) attributable to loss from continuing operations differs from the amounts computed by applying the U.S. federal tax rate of 34% to the pretax loss as a result of the following:

	Successor Company			Predecessor Company
	Years Ended		Period from March 15 to	Period from January 1 to
	December 31,	December 31,	December 31,	March 14,
	2006	2005	2004	2004
Computed “expected” tax benefit	$(5,796)	$(147)	$(5,717)	$(4,235)
State tax, net of federal benefit	(646)	5	(645)	(296)
Foreign taxes	173	194	52	43
Transaction expenses	—	—	—	1,643
Other	(10)	(19)	(40)	—
Actual income tax expense (benefit)	$(6,279)	$33	$(6,350)	$(2,845)

The components of deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Goodwill	$32,510	$35,831
Accrued liabilities	1,132	1,484
Asset impairment	445	704
Net operating loss carryforwards	12,207	7,867
Facility start-up costs	168	253
Pension liability	1,497	722
Post-retirement benefit obligation	112	1,162
Uniform capitalization	312	341
Other	11	—
Gross deferred tax assets	$48,394	$48,364
Deferred tax liabilities:
Identifiable intangible assets	$(44,912)	$(50,263)
Property, plant and equipment	(1,999)	(2,588)
Other	(308)	(44)
Net deferred tax asset (liability)	$1,175	$(4,531)

At December 31, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $32,200 which expire between 2019 and 2026.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company’s ability to realize its deferred tax assets depends on the generation of sufficient future taxable income to allow for the utilization of its net operating loss carryforwards and deductible temporary differences.  As of December 31, 2006, the Company believes that it is more likely than not that the results of future operations will generate sufficient future taxable income to realize its deferred tax assets.

(10)   EMPLOYEE BENEFIT PLANS

True Temper Sports, Inc. has a qualified pension plan for the hourly union employees at its Amory, Mississippi plant. The following tables provide a reconciliation of the changes in the plans’ benefit obligation, fair value of plan assets and a statement of the plans’ funded status for the years ended December 31, 2006 and 2005:

	Years Ended December 31,
	2006	2005
Reconciliation of benefit obligation:
Benefit obligation at beginning of period	$19,015	$17,373
Service cost	571	550
Interest cost	1,001	1,026
Actuarial (gains) losses	(2,060)	455
Benefit payments	(490)	(389)
Benefit obligation at end of period	$18,037	$19,015
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of period	$13,044	$13,387
Actual return (loss) on plan assets	956	(239)
Employer contributions	250	285
Benefit payments	(490)	(389)
Fair value of plan assets at end of year	$13,760	$13,044
Funded status:
Funded status at December 31	$(4,277)	$(5,971)
Unrecognized net actuarial loss	396	2,320
Net amount recognized	$(3,881)	$(3,651)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Accrued benefit liability	$(3,944)	$(5,666)
Accumulated other comprehensive loss	63	2,015
Net amount recognized	$(3,881)	$(3,651)

The Company expects to make quarterly contributions of $105 to the pension plan in 2007. The following table sets forth the estimated benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated.

2007	$528
2008	625
2009	701
2010	775
2011	872
2012–2016	5,722

The following table provides the components of net periodic pension expense for the defined benefit pension plan for the years ended December 31, 2006 and 2005 and the period from March 15 to December 31, 2004 for the Successor Company; and for the period from January 1 to March 14, 2004 for the Predecessor Company:

	Successor Company			Predecessor Company
	Year ended December 31, 2006	Year ended December 31, 2005	Period from March 15 to December 31, 2004	Period from January 1 to March 14, 2004
Service cost	$571	$550	$406	$180
Interest cost	1,001	1,026	764	203
Expected return on plan assets	(1,092)	(1,120)	(862)	(227)
Amortization of prior service cost	—	—	—	30
Net periodic pension expense	480	456	308	186
Purchase accounting recognition	—	—	—	2,987
Net periodic pension expense	$480	$456	$308	$3,173
Weighted average assumptions:
Discount rate:
Benefit obligation	6.00%	5.75%	6.00%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

The following table provides information related to the Company’s pension plan in which accumulated benefit obligations exceeded the fair value of plan assets as of the applicable period end:

	December 31,
	2006	2005
Projected benefit obligation	$18,037	$19,015
Accumulated benefit obligation	17,704	18,710
Fair value of assets	13,760	13,044

Assets of the defined benefit pension plan for hourly union employees consist primarily of investments in equity securities, debt securities, and cash equivalents. The weighted-average asset allocations as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005	Target
Equity securities	66.0%	61.0%	50-70%
Debt securities	33.0	33.0	30-50
Cash equivalents	1.0	6.0	0
Total	100.0%	100.0%	100.0%

In addition to the defined benefit pension plan for hourly employees, the Company also maintains a defined contribution plan which covers substantially all United States based employees. Expenses for defined contribution plans amounted to $695 for the year ended December 31, 2006, $635 for the year ended December 31, 2005, $148 for the period January 1, 2004 through March 14, 2004, and $575 for the period March 15, 2004 to December 31, 2004.

The Company also participates in certain unfunded health care plans that provide post-retirement medical, dental, and life insurance benefits to hourly union employees at its Amory, Mississippi plant and to salaried employees hired prior to January 1, 2000. The post-retirement plans are contributory, and include certain cost-sharing features, such as deductibles and co-payments.

The following table sets forth the benefit obligation of the unfunded post-retirement health plans for the years ended December 31, 2006 and 2005:

	Years Ended December 31,
	2006	2005
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$3,869	$3,554
Service cost	136	91
Interest cost	256	220
Participant contributions	208	185
Actuarial loss	1,620	723
Benefits paid	(1,496)	(904)
Benefit obligation at end of year	4,593	3,869
Unrecognized net actuarial loss	(2,333)	(806)
Accrued benefit costs	$2,260	$3,063

The following table provides the components of net periodic expense for the unfunded post- retirement health plans for the years ended December 31, 2006 and 2005 and for the periods from January 1, 2004 through March 14, 2004 and from March 15, 2004 to December 31, 2004:

	Successor Company			Predecessor Company
	Year Ended December 31,	Year Ended December 31,	Period from March 15 to December 31,	Period from January 1 to March 14,
	2006	2005	2004	2004
Service cost	$136	$91	$78	$20
Interest cost	256	220	162	44
Amortization of prior service costs	—	—	—	(7)
Recognized net losses	94	—	—	13
Net periodic cost	486	311	240	70
Purchase accounting recognition	—	—	—	1,060
Total amount recognized	$486	$311	$240	$1,130
Discount rate:
Benefit obligation	6.00%	5.75%	6.00%	6.00%

The healthcare cost trend rate used to determine the post-retirement benefit obligation was 8.0% for 2006. This rate decreases gradually to an ultimate rate of 5.0% in 2014, and remains at that level thereafter. While the trend rate can be a significant factor in determining the amounts reported, for the year ended December 31, 2006 a one-percentage-point increase or decrease in the trend rate will have only minimal impact due to the claims costs being close to the employer imposed cap.

The following table sets forth the estimated health care benefit payments expected to be paid in the periods indicated.

2007	$408
2008	400
2009	428
2010	461
2011	454

(11) STOCK OPTIONS

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

At December 31, 2006, there were 15,651 shares available for grant under the 2004 Plan. There were no grants of equity incentive awards during 2006. The per share weighted average fair value of stock options granted during 2005 was $2.41, on the date of grant using the Black Scholes option-pricing model (excluding a volatility assumption) with the following weighted average assumptions:

Expected dividend yield	0.0%
Risk free rate of return	4.21%
Expected life (years)	4.7

Stock option activity during 2005 and 2006 is as follows:

	Number of Shares	Wtd. Avg. Exercise Price
Granted on August 10, 2005	525,400	$13.56
Exercised	—	—
Forfeited	—	—
Balance at December 31, 2005	524,400	$13.56
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at December 31, 2006	524,400	$13.56

At December 31, 2006, the weighted average remaining contractual life of outstanding options was 8.6 years. At December 31, 2006 there were no options exercisable.

In addition, TTC has 468,000 equity awards which vest only upon a sale of TTC and achivement of certain other terms  as described in the awards. As of December 31, 2006 the events required for vesting of these awards are not expected to occur in the near term.

(12)   COMMITMENTS AND CONTINGENCIES

(a)   Lease Obligations

The Company is obligated under various non-cancelable leases for office facilities and equipment. These leases generally provide for renewal options and, in the case of facilities leases, for periodic rate increases based upon economic factors. All non-cancelable leases with an initial term greater than one year have been categorized as either capital or operating leases in conformity with SFAS No. 13, Accounting for Leases, and related interpretations.

Future minimum payments under non-cancelable operating leases with initial terms of one year or more as of December 31, 2006 are as follows:

Operating Leases
2007	$1,127
2008	725
2009	571
2010	535
2011	394
Thereafter	—
Total minimum lease payments	$3,352

Rental expense on operating leases was $1,227 and $1,067 for the years ended December 31, 2006 and 2005, respectively, $210 for the period January 1, 2004 through March 14, 2004, and $812 for the period March 15, 2004 to December 31, 2004.

(b)   Product Warranties

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product, the geographic location of its sale and other factors. As of December 31, 2006 and 2005, the Company has accrued $326 and $309, respectively, for estimated product warranty claims. The accrued product warranty costs are based primarily on historical experience of actual warranty claims as well as current information on product costs. Warranty claims expense was $1,033 and $959 for the years ended December 31, 2006 and 2005, respectively, $129 for the period January 1, 2004 through March 14, 2004, and $527 for the period March 15, 2004 to December 31, 2004.

The following table provides the changes in the Company’s product warranties:

Predecessor Company:
January 1, 2003	$176
Liabilities accrued for warranties issued during the period	129
Warranty claims paid during the period	(91)
March 15, 2004	$214
Successor Company:
Liabilities accrued for warranties issued during the period	527
Warranty claims paid during the period	(588)
December 31, 2004	$153
Liabilities accrued for warranties issued during the year	959
Warranty claims paid during the year	(803)
December 31, 2005	$309
Liabilities accrued for warranties issued during the year	1,033
Warranty claims paid during the year	(1,016)
December 31, 2006	$326

(c)   Legal Proceedings

The Company has certain contingent liabilities resulting from litigation and claims incidental to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the consolidated financial position or results of operations of the Company.

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

During 2006, in addition to annual advisory fees of $0.5 million, the Company paid $1.0 million to Gilbert Global for fees associated with financing and acquisition transactions.

On March 15, 2004, the Company terminated its management services agreement with Cornerstone Equity Investors, LLC, which was a related party through its indirect management and ownership interest in the predecessor company.

(14)   SEGMENT AND OTHER RELATED DISCLOSURES

(a)   Segment Reporting

The Company operates in two reportable business segments: golf shafts and performance sports. The Company’s reportable segments are based on the type of product manufactured and the application of that product in the marketplace. The golf shaft segment manufactures and sells steel and composite golf shafts for use exclusively in the golf industry. The performance sports segment manufactures and sells high strength, tight tolerance tubular components for bicycle, hockey and other recreational sports markets. The accounting policies for these segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of these segments based on segment sales and gross profit. The Company has no inter-segment sales. General corporate assets that are not allocated to segments include: cash, non-trade receivables, deferred tax assets and liabilities, deferred financing costs, corporate property, plant and equipment, goodwill and other identifiable intangible assets.

	Successor Company			Predecessor Company
	Years Ended December 31,		Period from March 15 to December 31,	Period from January 1 to March 14,
	2006	2005	2004	2004
Net sales:
Golf shafts	$99,103	$110,820	$73,274	$19,067
Performance sports	8,902	6,774	4,846	1,180
Total	$108,005	$117,594	$78,120	$20,247
Gross profit:
Golf shafts	$33,958	$45,804	$17,038	$8,080
Performance sports	853	1,428	978	296
Total	$34,811	$47,232	$18,016	$8,376
Depreciation expense:
Golf shafts	$2,050	$2,242	$2,098	$582
Performance sports	566	483	322	89
Total	$2,616	$2,725	$2,420	$671
Capital expenditures:
Jointly used assets	$125	$143	$129	$22
Golf shafts	4,264	1,686	810	286
Performance sports	499	783	293	22
Total	$4,888	$2,612	$1,232	$330
Total assets:
Jointly used assets	$4,392	$1,810	$1,291	$1,398
Golf shafts	44,102	42,693	44,237	42,019
Performance sports	4,560	4,210	3,333	2,920
Total	$53,054	$48,713	$48,861	$46,337

Revenues from two customers of True Temper’s golf shafts segment represented approximately $13,800 or 12.8% and $12,900 or 11.9%, respectively, of the Company’s 2006 net sales; approximately $16,100 or 13.7%, and $14,700 or 12.5%, respectively, of the Company’s 2005 net sales; and approximately $2,900 or 14.2% and $2,200 or 10.6% of the Company’s net sales for the period January 1 to March 14, 2004. Revenues from one customer of True Temper’s golf shafts segment represented approximately $11,000 or 14.1% of the Company’s revenues for the period March 15 to December 31, 2004.

Following are reconciliations of total reportable segment assets to total Company assets, as of December 31, and total reportable segment gross profit to total Company income before income taxes for the periods indicated:

	2006	2005
Total assets:
Total from reportable segments	$53,054	$48,713
General corporate and other unallocated assets	300,645	301,123
Total	$353,699	$349,836

	Successor Company			Predecessor Company
	Years Ended December 31,		Period from March 15 to December 31,	Period from January 1 to March 14,
	2006	2005	2004	2004
Total reportable segment gross profit	$34,811	$47,232	$18,016	$8,376
Less:
Selling, general and administrative expenses	14,226	14,660	9,520	3,635
Amortization of intangible assets	14,343	13,840	10,984	—
Business development, start-up and transition costs	2,688	208	738	100
Transaction and reorganization expense	—	—	25	5,381
Impairment charge on long lived assets	—	357	—	—
Loss on early extinguishment of long-term debt	—	—	—	9,217
Interest expense	20,525	18,631	13,491	2,498
Other expense (income), net	75	(31)	72	(2)
Total Company loss before income taxes	$(17,046)	$(433)	$(16,814)	$(12,453)

(b)   Sales by Geographic Region

The geographic distribution of the Company’s net sales, by location of customer, is summarized as follows:

	Successor Company			Predecessor Company
	Years Ended December 31,		Period from March 15 to December 31,	Period from January 1 to March 14,
	2006	2005	2004	2004
U.S.	$69,664	$75,151	$49,700	$12,140
International	38,341	42,443	28,420	8,107
Total	$108,005	$117,594	$78,120	$20,247

Revenues generated from sales into China accounted for approximately $19,300 or 17.9% and $20,900 or 17.7% of True Temper’s total sales for the years ended December 31, 2006 and 2005, respectively, $3,300 or 16.4% of True Temper’s total sales for the period January 1 to March 14, 2004, and $14,200 or 18.2% of True Temper’s total sales for the period March 15 to December 31, 2004. The sales into China are due primarily to our major U.S. based original equipment manufacturers shifting a portion of their assembly operations to that region. Assets by location are not disclosed, as assets located outside the U.S. are immaterial.

(15)   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2006 and 2005.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Net sales	$31,659	$30,674	$21,491	$24,181
Gross profit	11,574	10,844	6,790	5,603
Net loss	(230)	(1,745)	(4,146)	(4,646)
2005
Net sales	$32,103	$32,565	$25,520	$27,406
Gross profit	12,869	13,251	10,443	10,669
Net income (loss)	184	570	(661)	(559)

(16) SUBSEQUENT EVENTS

On January 22, 2007, the Company executed an amendment to its 2006 Amended and Restated Credit Facility (the “Second Amendment”).  The Second Amendment was made effective as of December 20, 2006, and was approved by the Company, Credit Suisse acting as administrative agent and collateral agent, and by a majority of the lenders who were party to the 2006 Amended and Restated Credit Facility at the effective date.  The Second Amendment was executed in conjunction with a second lien financing effort, described more fully below, and related acquisition.  In addition to allowing the flexibility for such second lien financing, the Second Amendment also provided adjustments to certain specified financial ratios and tests included in the 2006 Restated Credit Facility.  As part of the Second Amendment, the margin adder on LIBOR based loans was increased to between 3.00% and 3.25%, depending on financial ratios, beginning January 22, 2007.

On January 22, 2007, the Company executed a Second Lien Credit Agreement (the “Second Lien”).  The Second Lien includes additional term loans of approximately $45 million, with the provision that approximately $25 million of the proceeds were used to pay down the debt under the 2006 Amended and Restated Credit Facility. The Second Lien is variable rate debt, which provides for interest at the Company’s option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 4.50%, or (2) under a LIBOR option with a borrowing spread of LIBOR plus 5.50%. The maturity date of the Second Lien is June 30, 2011.  The Second Lien does not amortize.

On February 26, 2007, the Company acquired CN Precision, a steel golf shaft manufacturing company located in Suzhou, China.  CN Precision was founded in 2005, and is currently in the final stages of equipment installation.

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

Item 9B.     Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The directors and executive officers of True Temper as of December 31, 2006 are as follows:

Name	Age	Position
Scott C. Hennessy	48	Chief Executive Officer, President and Director
Fred H. Geyer	46	Senior Vice President, Chief Operating Officer
Adrian H. McCall	49	Senior Vice President of Global Distribution and Sales
Stephen M. Brown	41	Vice President of Human Resources
Chad Hall	32	Director of Marketing
Graeme Horwood	62	Vice President Engineering, Research and Development
Jason A. Jenne	37	Vice President, Chief Financial Officer and Treasurer
Raeford P. Lucas	41	Vice President of Sales
Steven J. Gilbert	59	Director and Co-Chairman
Steven Kotler	59	Director and Co-Chairman
Richard W. Gaenzle, Jr.	42	Director
Jeffery W. Johnson	38	Director
William P. Lauder	46	Director

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

Stephen M. Brown has been the Vice President of Human Resources since August 2002. From January 1998 to July 2002, Mr. Brown has served as our Director of Human Resources. From September 1996 to December 1997, Mr. Brown served as the Manager-Human Resources. Prior to that, since 1992, Mr. Brown served in various Human Resource management positions with Emerson Electric Company. Mr. Brown received a B.A. from the University of South Carolina.

Chad Hall has been the Director of Marketing since January 2004.  From July 2003-December 2003, Mr. Hall served as our Sr. Marketing Manager of Product Development and Tour Operations.  From October 2002-June 2003, Mr. Hall served as our Manager of Tour Operations.  From April 2001-September 2002, Mr. Hall served as our Marketing Communications Manager.  Prior to that, since 1999, Mr. Hall held various product development positions at Bridgestone Sports, USA.  Mr. Hall received a B.S. from Liberty University.

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

Raeford P. Lucas has been the Vice President of Sales since November 2006.  From June 2006 to October 2006, Mr. Lucas served as our Vice President and General Manager of Royal Precision and Precision Brands.  From 2000 to June 2006, Mr. Lucas held various management positions at Royal Precision Inc., including Executive Vice President of Sales and Marketing.  Prior to that, Mr. Lucas worked at Outdoor Technologies Group as the General Manager of the Fenwick Golf division.  Mr. Lucas received a B.S. from North Carolina State University.

Steven J. Gilbert became a member of and Co-Chairman of the board of directors upon consummation of the Gilbert Global Acquisition. He is a founder and has served as Chairman of the Board of Gilbert Global Equity Partners, L.P. since 1997. From 1992 to 1997, he was the founder and Managing General Partner of Soros Capital L.P., the principal venture capital and leveraged transaction entity of Quantum Group of Funds, and a principal Advisor to Quantum Industrial Holdings Ltd. From 1988 through 1992 he was the Managing Director of Commonwealth Capital Partners, L.P., a private equity investment firm. From 1984 to 1988, Mr. Gilbert was the Managing General Partner of Chemical Venture Partners (now J.P. Morgan Partners), which he founded. Mr. Gilbert is a Director of LCC International, Inc., Optical Capital Group, Inc., CPM Holdings, Inc., the Asian Infrastructure Fund and J O Hambro Investment Management, Ltd. Previously, Mr. Gilbert has been a director of numerous public and private companies. Mr Gilbert received a B.S. from the Wharton School at the University of Pennsylvania, an M.B.A. from the Harvard Graduate School of Business Administration, and a J.D. from Harvard Law School.

Steven Kotler became a member of and Co-Chairman of the board of directors upon consummation of the Gilbert Global Acquisition. He has served as Vice Chairman of Gilbert Global Equity Partners, L.P. since 2000. Prior to joining Gilbert Global in 2000, Mr. Kotler, for 27 years, was with Schroder & Co. and its predecessor firm, Wertheim & Co., where he served as its Chief Executive Officer and President. Mr. Kotler is Co-Chairman of the Board of Directors of True Temper Sports; and is a Director of CPM Holdings, Cowen Group, Inc., and The Archstone Partnerships. Previously, Mr. Kotler has served as a Governor of the American Stock Exchange and a director of numerous public and private companies. Mr. Kotler is a graduate of city College of New York.

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

Jeffrey W. Johnson became a member of the board of directors upon consummation of the Gilbert Global Acquisition. He is a founder and has served as Managing Director of Gilbert Global Equity Partners, L.P. since 1997. Mr. Johnson was previously with Goldman, Sachs & Co. in its mergers and acquisitions department, Hallmark Cards, Inc. and Russell Investment Group. He is a director of

CPM Holdings, Inc. Mr. Johnson received a B.A. from Claremont McKenna College and an M.B.A. from the Harvard Graduate School of Business Administration.

William P. Lauder became a member of the board of directors in 2004. In July 2004 Mr. Lauder was named the President and Chief Executive Officer of Estee Lauder Companies, Inc. He joined Estee Lauder Companies in 1986 and held numerous positions of increasing responsibility. Mr. Lauder received a B.A. and an M.B.A. from the Wharton School at the University of Pennsylvania.

Board of Directors and Committees

The Board of Directors held four meetings during 2006 and took action by written consent on two occasions. During 2006, a quorum was achieved at each of the scheduled meetings of the Board of Directors. The standing committees of the Board of Directors include the Audit Committee and the Compensation Committee.

Audit Committee

Steven Kotler, Jeffrey W. Johnson and Richard W. Gaenzle, Jr. are members of the Audit Committee, and Mr. Kotler chairs this committee. The Audit Committee is empowered to: (i) appoint, fix the compensation of, and oversee the work of the Company’s independent registered public accounting firm (including the power to resolve any disagreements between management and the independent registered public accounting firm), with the independent registered public accounting firm reporting directly to the Audit Committee; (ii) pre-approve all audit services and permissible non-audit services; and (iii) engage and determine funding for independent counsel and other advisors as it may relate to certain financial or administrative matters of the Company. The Board of Directors has determined that Mr. Kotler is an “audit committee financial expert” within the meaning of the rules of the Securities and Exchange Commission.

Compensation Committee

Steven J. Gilbert, Steven Kotler and Jeffrey W. Johnson are members of the Compensation Committee, and Mr. Gilbert chairs this committee. The Compensation Committee is responsible for monitoring the Company’s adherence with its compensation philosophy, including ensuring that the compensation paid to its executive officers is fair, reasonable and competitive. The Compensation Committee’s responsibilities, as discussed further in the “Compensation Discussion and Analysis” in Item 11 of this Part III, include, among other duties, the responsibility to establish the base salary, incentive compensation and any other compensation for the Company’s Chief Executive Officer and review and approve the Chief Executive Officer’s recommendations for the compensation of certain executive officers reporting to him. The Compensation Committee also has the full power and authority to interpret the provisions and supervise the administration of the True Temper Corporation 2004 Equity Incentive Plan, including the determination and/or approval of awards to be granted thereunder, and any and all other power and authority to review, interpret and/or administer compensation and benefit programs as may be delegated by the Company’s board of directors to the Compensation Committee from time to time.

Code of Ethics

The Audit Committee has adopted a Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and other senior financial personnel. A copy of the Code of Ethics is available on the Company’s website at www.truetemper.com. The Company will disclose any amendments or waivers to the Code of Ethics on the same website.

Item 11.   Executive Compensation

Report on Executive Compensation

The Compensation Committee of the Board of Directors of True Temper Corporation, the Company’s parent company, has furnished the following report for inclusion in this Annual Report on Form 10-K:

The Compensation Committee is responsible for administering the Company’s executive compensation program. Among other things, we review general compensation issues and determine the compensation of the Company’s CEO and all other senior executives and key employees (hereafter collectively referred to as the “Executives”), and make determinations regarding, and administer, all of our employee compensation plans that provide benefits to the Executives.

We have reviewed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K, and discussed the contents hereof with the Company’s management. Based upon our review and discussions with management, we recommended to its Board of Directors the inclusion of the Compensation Discussion and Analysis appearing in this Annual Report on Form 10-K.

Respectfully submitted,
The Compensation Committee of the Board of Directors
Steven J. Gilbert, Chairman
Steven Kotler
Jeffrey W. Johnson

No portion of this report shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, (collectively, the “Acts”) through any general statement incorporating by reference the Annual Report on Form 10-K in which this report appears in its entirety, except to the extent that the company specifically incorporates this report or a portion of this report by reference. In addition, this report shall not otherwise be deemed to be “soliciting material” or to be “filed” under either of such Acts.

Compensation Discussion and Analysis

Compensation Philosophy and Objectives.   The Compensation Committee believes an effective compensation program should be one that is designed to: attract and retain the best possible executive talent; tie annual and long-term cash and equity incentives to the achievement of measurable corporate and individual performance objectives; and align executives’ incentives with overall value creation within the organization. To achieve these objectives, the Compensation Committee implements, maintains and monitors compensation plans which tie a portion of the Executives’ overall compensation to the achievement of established objective goals, including profitability and the efficient use of capital. When establishing these objectives and goals, the Compensation Committee considers those established by companies of similar size, while taking into account the strategic goals and relative performance of True Temper Sports, Inc.

Role of Executive Officers in Compensation Decisions.   The Compensation Committee makes all compensation decisions for the Chief Executive Officer, and all decisions relating to equity based compensation awards. The Compensation Committee, together with recommendations and input from the Chief Executive Officer, makes equity and non-equity compensation decisions with respect to the other Executives.

On at least an annual basis, the Compensation Committee reviews the performance of the Chief Executive Officer as compared with the achievement of the Company’s objective goals and any individual goals. The Compensation Committee, together with the Chief Executive Officer, annually reviews the performance of each individual Executive as compared with the achievement of Company goals, as the case may be, together with each Executive’s individual goals. The Compensation Committee can then exercise its discretion in modifying any recommended adjustments or awards to the Executives.

Setting Executive Compensation.   Based on the above objectives and philosophies, the Compensation Committee has established annual and long-term cash and equity compensation components to motivate the Executives to achieve, and hopefully exceed, the business goals established by the Company and to fairly reward such executives for achieving such goals. The Compensation Committee has not retained a compensation consultant to review its policies and procedures with respect to executive compensation. The Compensation Committee periodically conducts an internal benchmark review of the aggregate level and mix of our Executive compensation against companies in our same industry (both public and privately held).

2006 Executive Compensation Components

For the year ended December 31, 2006, the principal components of compensation for the Company’s Executives are described below:

Base Salary.   The Company provides Executives and other employees with base salary to compensate them for services rendered during the fiscal year. Base salaries are set to recognize the experience, skills, knowledge and responsibilities required of the Executives in their respective roles. Base salaries are reviewed annually, and will be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Base salaries are established for a given position taking into consideration the factors discussed above together with available market or comparable salary data. In 2006, the Compensation Committee approved salary increases for our named executive officers ranging from approximately 4% to 9%. The increases were based on each named executive officer’s individual services rendered, level and scope of responsibility and experience, comparisons to various market pay practices, and the operating performance of the Company during calendar year 2005.  The increase range was 4% to 6% for all of the Executives with the exception of one individual who received a 9% increase related to additional job responsibilities.  The Compensation Committee determined that the overall increases, which slightly exceeded the general rate of inflation, were warranted based on the Company’s strong financial results during calendar year 2005.

Performance-Based Executive Incentive Compensation Plan.   The Company maintains a performance based Executive incentive compensation plan (the “EICP”). The EICP establishes objectives for the calculation of annual cash bonuses for each Executive, subject to Compensation Committee oversight and modification. The EICP provides for annual incentive bonuses which are intended to compensate Executives for achieving or exceeding Company financial goals and for achieving individual annual performance goals. The EICP uses a sliding scale applied to financial performance targets with corresponding achievement levels. No bonus is earned unless a minimum target is achieved. Additional bonus may be earned should the targets be exceeded. In 2006, the Company’s operating performance fell below the minimum target established for payment of cash bonuses under the EICP, which was $30.0 million in Adjusted EBITDA.  Accordingly, no cash bonuses were paid to the Executives for calendar year 2006. For 2007, the EICP objectives will again be primarily based on profitability.

Incentives under the EICP are paid in cash and are typically paid in a single installment in the first quarter following the completion of a given fiscal year. The Compensation Committee has reserved the right under the EICP to also pay “discretionary” bonuses. Such discretionary bonuses are paid if the Compensation Committee determines that a particular Executive has exceeded the objectives and/or goals established for such Executive or made a unique contribution to the Company during the year.

Equity Program; Stock Options and Restricted Stock.   Under the True Temper Corporation 2004 Equity Incentive Plan (the “Plan”), the Compensation Committee may make various types of awards with respect to True Temper Corporation common stock. True Temper Corporation is a privately held company and its common stock, including any stock issued or obtained pursuant to the Plan, has transfer restrictions. The maximum amount of common stock that can be issued (or in respect of which awards can be issued) under the Plan is limited to 1.0 million shares. Among other things, the Compensation Committee decides which of the Executives or senior managers shall receive awards under the Plan and the type of award made. In the case of stock options granted under the Plan, the Compensation Committee determines strike price, vesting terms, and such other terms or conditions as the Compensation Committee may determine, in their sole discretion, provided it is allowed under the Plan. The Plan has two types of options, service based options and performance based options. Service based options vest on a pro-rata basis over a period less than five years, have a term of ten years from the date of grant, and expire if not exercised. Performance based options vest upon the satisfactory achievement of certain specified profitability targets, have a term of ten years from the date of grant, and expire if not exercised. In the event of a change of control, as defined in the Plan, all of the outstanding but unvested stock options become vested and exercisable.

The Plan also has certain restricted shares available for grant. Restrictions are lifted in the event of a change of control, and provided that a certain specified stock price is achieved during such transaction.

All of the awards granted to management under the Plan were granted between March 15, 2004 and August 10, 2005. No such awards were granted for calendar year 2006.

There is no program, plan or practice in place for selecting grant dates for awards under the Plan in coordination with the release of material non-public information. The exercise price for the option awards is the fair market value of the stock of True Temper Corporation on the date of grant. The fair market value is determined by the Compensation Committee and the Board of Directors of True Temper Corporation using a variety of analytical tools. The Compensation Committee is not prohibited from granting options at times when they are in possession of material non-public information. However, no inside information was taken into account in determining the number of options previously awarded or the exercise price for those awards, and the Compensation Committee did not “time” the release of any material non-public information to affect the value of those awards.

The Compensation Committee believes that the granting of such awards promotes, on a short term and long term basis, an enhanced personal interest and alignment of those Executives receiving equity awards with the goals and strategies of the Company. The Compensation Committee also believes that the equity grants provide not only financial rewards to such Executives for achieving Company goals but also provide additional incentives for Executives to remain with the Company.

401(k) Plan.   The Company’s Executives are eligible to participate in its company-wide 401k plan for salaried employees. The Company matches, at a 50% rate, the first 6% of the employee’s contributions.

Perquisites and Other Personal Benefits.   The Company provides the Executives, including other employees generally, with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable, competitive and which are consistent with the overall compensation program to enable the Company to attract and retain qualified employees for key positions. The Compensation Committee periodically reviews the perquisites and other benefits provided to the Executives, as well as the other employees.

Tax Treatment.   The Company’s Board of Directors considers the anticipated tax treatment of its executive compensation program when setting levels and types of compensation. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation paid to a company’s chief executive officer or any of its other four most highly compensated executive officers in excess of $1 million in any year, with certain performance-based compensation being specifically exempt from this deduction limit. Compensation received under the EICP is performance-based, and therefore qualifies for the exemption from the deduction limit. As such, during 2006, none of the Company’s employees subject to this limit received Section 162(m) compensation in excess of $1 million. Consequently, the requirements of Section 162(m) should not affect the tax deductions available to the Company in connection with its senior executive compensation program for 2006.

Conclusion.   The Company’s compensation policies are designed to reasonably and fairly motivate, retain and reward its Executives for achieving the Company’s objectives and goals.

Compensation Tables

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the Named Executive Officers for the year ended December 31, 2006.

(a)	(b)	(c)	(i)	(j)
Name and Principal	Fiscal	Salary	All Other Compensation	Total
Position	Year	$	$(1)	$
Scott C. Hennessy	2006	435,833	41,382	477,215
Chief Executive Officer, President and Director
Jason A. Jenne	2006	162,915	23,199	186,114
Vice President, Chief Financial Officer and Treasurer
Fred H. Geyer.	2006	225,833	29,552	255,385
Senior Vice President, Chief Operating Officer
Adrian H. McCall	2006	192,915	29,224	222,139
Senior Vice President of International Sales and Marketing
Gene Pierce.	2006	168,333	10,509	178,842
Vice President of Operations

(1)   Includes company contributions under the Company’s 401(k) plan, certain life insurance benefits; and where applicable, country club dues and car allowance.

None of the amounts attributable to each perquisite or benefit exceeds the greater of $25,000 or 10% of the total amount of perquisites for each named executive officer.

Management Agreements with True Temper Sports, Inc.

Mr. Scott C. Hennessy, Chief Executive Officer, has an employment agreement with True Temper Sports, Inc.

Mr. Hennessy’s Employment Agreement.   Under his employment agreement, Mr. Hennessy serves as the Company’s president and chief executive officer. The initial term of the agreement was from March 15, 2004 through December 31, 2005, and is automatically renewed for successive one-year periods unless 60 days’ prior notice is given by either party. In addition, Mr. Hennessy is a member of the Company’s board of directors. He receives an annual base salary of at least $400,000, and is eligible to receive an annual performance bonus of 100% of his base salary if the Company achieves specified performance objectives. In addition, under the employment agreement, Mr. Hennessy is provided certain employee benefits consistent with other employees of the Company. Upon Mr. Hennessy’s termination of employment by the Company without “cause” or by Mr. Hennessy for “good reason” (each as defined in the employment agreement) or upon the Company’s election not to renew his employment, Mr. Hennessy will be entitled to receive the following severance payments and benefits: any accrued but unpaid salary as of the date of the termination, any annual bonus earned but unpaid for the most recently completed fiscal year, reimbursement of any outstanding business expenses, and the continuation of his base salary for a period of 12 months. Additionally, Mr. Hennessy will be subject to certain restrictions on his ability to compete with the Company or solicit any customers or employees for two years after his termination. Mr. Hennessy’s employment agreement may also be terminated for “cause” (as defined in the employment agreement).

Bonus Plan

See “Compensation Discussion and Analysis” for a discussion of the Company’s EICP.

2004 Equity Incentive Plan

See “Compensation Discussion and Analysis” as well as Notes 2 and 11 to the Company’s audited consolidated financial statements, located elsewhere in this annual report, for a discussion of the 2004 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards (1)				Stock Awards (1)
(a)	(b)	(c)	(e)	(f)	(g)	(h)
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested $(2)
Scott C. Hennessy	—	144,000	13.56	8/10/2015	192,000	2,603,520
Jason A. Jenne	—	36,000	13.56	8/10/2015	36,000	488,160
Fred H. Geyer	—	72,000	13.56	8/10/2015	84,000	1,139,040
Adrian H. McCall	—	50,200	13.56	8/10/2015	60,000	813,600
Gene Pierce	—	28,800	13.56	8/10/2015	24,000	325,440

(1)   See Note 11 to the Company’s audited consolidated financial statements, located elsewhere in this annual report, for a description of TTC's share option and restricted stock plans, including vesting schedule.

(2)   As the common stock of TTC is held by TTS Holdings, LLC and members of management, there is no established trading market for the common stock and it is not traded on any stock exchange.  Since there is not a closing market price at which to establish the market value of the awards reported in column (g), the $13.56 per share exercise price of stock options has been used.

Potential Payments Upon Termination or Change of Control

Other than those described above in the sections titled “Equity Program; Stock Options and Restricted Stock” and “Management Agreements with True Temper Sports, Inc.”, the Company has no contractual payments associated with employment agreements that would be required in the event of a termination or change of control. The Company does maintain a severance policy which is used as a guideline in establishing severance benefits to any salaried employee that is terminated without cause (the “Severance Policy”). The Severance Policy provides, primarily, for salary continuation for periods ranging from three to twelve months depending on length of service. Generally, one week of severance pay is earned for each year of continuous service, with certain minimum amounts of severance provided for specific levels of management within the Company.

Following is a discussion of the potential payments required for each Named Executive Officer; in the case of Mr. Hennessy, payments are governed by his employment agreement, and in the case of all other Named Executive Officers, payments are governed by the Severance Policy.

Scott C. Hennessy.   Under the terms of his employment agreement, Mr. Hennessy is entitled to receive the following severance payments and benefits: any accrued but unpaid salary as of the date of the termination, any annual bonus earned but unpaid for the most recently completed fiscal year, reimbursement of any outstanding business expenses, and the continuation of his base salary for a period of 12 months. As of December 31, 2006 the total amount of such payments would have been approximately $440,000. In addition, in the event of a change of control, Mr. Hennessy would be entitled to accelerated vesting of all the option awards, and potentially all of the stock awards, identified in the table above under the heading “Outstanding Equity Awards at Fiscal Year-End”. The specific value of such awards would be determined based on the terms and conditions of such change of control, including the per share price of common stock exchanged in the transaction.

Adrian H. McCall.   Under the terms of the Company’s Severance Policy, Mr. McCall is entitled to receive the following severance payments and benefits: any accrued but unpaid salary as of the date of the termination, reimbursement of any outstanding business expenses, and the continuation of his base salary for a period of at least six months. As of December 31, 2006 the total amount of such payments would have been approximately $98,000. In addition, in the event of a change of control, Mr. McCall would be entitled to accelerated vesting of all the option awards, and potentially all of the stock awards, identified in the table above under the heading “Outstanding Equity Awards at Fiscal Year-End”. The specific value of such awards would be determined based on the terms and conditions of such change of control, including the per share price of common stock exchanged in the transaction.

Gene Pierce.   Under the terms of the Company’s Severance Policy, Mr. Pierce is entitled to receive the following severance payments and benefits: any accrued but unpaid salary as of the date of the termination, reimbursement of any outstanding business expenses, and the continuation of his base salary for a period of at least six months. As of December 31, 2006 the total amount of such payments would have been approximately $85,000. In addition, in the event of a change of control, Mr. Pierce would be entitled to accelerated vesting of all the option awards, and potentially all of the stock awards, identified in the table above under the heading “Outstanding Equity Awards at Fiscal Year-End”. The specific value of such awards would be determined based on the terms and conditions of such change of control, including the per share price of common stock exchanged in the transaction.

Jason A. Jenne.   Under the terms of the Company’s Severance Policy, Mr. Jenne is entitled to receive the following severance payments and benefits: any accrued but unpaid salary as of the date of the termination, reimbursement of any outstanding business expenses, and the continuation of his base salary for a period of at least six months. As of December 31, 2006 the total amount of such payments would have been approximately $83,000. In addition, in the event of a change of control, Mr. Jenne would be entitled to accelerated vesting of all the option awards, and potentially all of the stock awards, identified in the table above under the heading “Outstanding Equity Awards at Fiscal Year-End”. The specific value of such awards would be determined based on the terms and conditions of such change of control, including the per share price of common stock exchanged in the transaction.

Fred H. Geyer.   Under the terms of the Company’s Severance Policy, Mr. Geyer is entitled to receive the following severance payments and benefits: any accrued but unpaid salary as of the date of the termination, reimbursement of any outstanding business expenses, and the continuation of his base salary for a period of at least six months. On February 19, 2007 Mr. Geyer’s employment with True Temper Sports, Inc. was terminated. He will receive total payments of approximately $230,000 during the severance period.

No payments are made if an executive terminates his employment without “good reason” or we terminate his employment for “cause,” or if, under a severance agreement, an executive leaves for other than “good reason” or we terminate their employment for any reason other than without “cause” (including death or disability).

With respect to the employment and severance agreements:

•  “cause” generally means (i) the commission of a felony or a crime of moral turpitude; (ii) a willful and material act of dishonesty involving the Company; (iii) a material non-curable breach of the executive’s obligations under the agreement; (iv) material breaches of Company policies or procedures; (v) any other willful misconduct which causes material harm to the Company or its business reputation; (vi) a failure to cure a material breach of the executive’s obligations under any agreements with the Company, including certain agreements related to the executive’s equity participation in the Company, within 30 days after written notice of such breach; or (vii) breaches of any of the executive’s representations contained in agreements with the Company; and

•  “good reason” generally means (i) a reduction in the executive’s annual base salary or bonus potential (but not including any diminution related to a broader compensation reduction that is not limited to any particular employee or executive); (ii) a material diminution of the executive’s responsibilities; (iii) relocation of the executive’s primary work place, as assigned to him by the Company, beyond a fifty mile radius; or (iv) a material breach by the Company of any written agreement.

Director Compensation

The Company does not provide compensation to Directors for their service in such capacity.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks (i.e., no executive officer of the Company or of True Temper Corporation serves as a member of the board of directors or the compensation committee of another entity that has an executive officer serving on the Company’s board of directors or True Temper Corporation’s board of directors).

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of the outstanding shares of our capital stock are owned by TTC. The following table sets forth information with respect to the beneficial ownership of TTC’s capital stock as of March 1, 2007 by:

(1)   all stockholders of TTC that own more than 5% of any class of such voting securities,

(2)   each director and named executive officer, and

(3)   all directors and executive officers as a group.

Name of Beneficial Owner(1)	Number of Common Shares	Percentage of Outstanding Common Stock
TTS Holdings LLC c/o Gilbert Global Equity Capital, LLC. 320 Park Avenue 17th Floor New York, New York 10022	8,778,919	96.8%
Scott C. Hennessy	167,021	1.8%
Fred H. Geyer	29,509	*
Adrian H. McCall	29,509	*
Gene Pierce	5,533	*
Jason A. Jenne	3,689	*
All directors and executive officers as a group (7 persons)	245,589	2.7%

*       Less than 1%.

(1)   Except as otherwise indicated, the address for all persons shown on this table is c/o True Temper Sports, Inc., 8275 Tournament Drive, Suite 200, Memphis, TN 38125.

Item 13.                 Certain Relationships and Related Transactions and Director Independence

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

Director Independence

As a debt-only filer, the Company is not required to have a majority of its Board consist of independent directors.

Item 14.                 Principal Accountants Fees and Services

The following table represents aggregate fees billed to the Company for fiscal years ended December 31 by KPMG LLP, the Company’s principal accounting firm.

	Fiscal Years Ended
	2006	2005
Audit fees	$184,000	$181,000
Audit-related fees(1)	—	25,000
Tax fees(2)	128,600	37,500
All other fees(3)	—	—
Total fees(4)	$312,600	$243,500

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

Auditor Fees Pre-approval Policy

In 2003, the Audit Committee adopted a policy concerning approval of audit and non-audit services to be provided by the independent registered public accounting firm to the Company. The policy requires that all services KPMG LLP, the Company’s independent registered public accounting firm, may provide to the Company, including audit services and permitted audit-related and non-audit services, excluding certain designated tax services, must be approved by the Audit Committee. The Committee approved all audit and non-audit services provided by KPMG during 2006.

PART IV

Item 15.                 Exhibits and Financial Statements Schedule

1.                 Financial Statements.   The following financial statements of True Temper Sports, Inc. have been included in part II, item 8 of this report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, and the period from March 15, 2004 to December 31, 2004 of the Company

Consolidated Statement of Operations for the period from January 1, 2004 to March 14, 2004 for the Predecessor Company

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss) for the years ended December 31, 2006 and 2005, and the period from March 15, 2004 to December 31, 2004 of the Company

Consolidated Statement of Stockholder’s Equity and Comprehensive Income (Loss) for the period from January 1, 2004 to March 14, 2004 for the Predecessor Company

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, and the period from March 15, 2004 to December 31, 2004 of the Company

Consolidated Statement of Cash Flows for the period from January 1, 2004 to March 14, 2004 for the Predecessor Company

Notes to the Consolidated Financial Statements

2.                 Financial Statement Schedule.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
	Dollars in thousands (debit)/credit
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Predecessor Company
Period from January 1, 2004 to March 14, 2004	$832	$30	$—	$(4)	$858
Successor Company
Period from March 15, 2004 to December 31 2004	858	79	—	(22)	915
Year ended December 31, 2005	915	165	—	(669)	411
Year ended December 31, 2006	411	100	—	(34)	477

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

TRUE TEMPER SPORTS, INC.
By:	/s/ SCOTT C. HENNESSY
Name:	Scott C. Hennessy
Title:	President and Chief Executive Officer
Date:	March 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ STEVEN J. GILBERT
Name:	Steven J. Gilbert
Title:	Director and Co-Chairman
Date:	March 23, 2007
By:	/s/ STEVEN KOTLER
Name:	Steven Kotler
Title:	Director and Co-Chairman
Date:	March 23, 2007
By:	/s/ RICHARD W. GAENZLE, JR.
Name:	Richard W. Gaenzle, Jr.
Title:	Director
Date:	March 23, 2007
By:	/s/ JEFFREY W. JOHNSON
Name:	Jeffrey W. Johnson
Title:	Director
Date:	March 23, 2007
By:	/s/ WILLIAM P. LAUDER
Name:	William P. Lauder
Title:	Director
Date:	March 23, 2007

By:	/s/ SCOTT C. HENNESSY
Name:	Scott C. Hennessy
Title:	President, Chief Executive Officer and Director
Date:	March 23, 2007
By:	/s/ JASON A. JENNE
Name:	Jason A. Jenne
Title:	Vice President Chief Financial Officer and Principal Accounting Officer
Date:	March 23, 2007

INDEX TO EXHIBITS

1.1

Purchase Agreement, dated as of March 3, 2004, among True Temper Sports, Inc., Credit Suisse First Boston LLC and Goldman, Sachs & Co. (filed as Exhibit 1.1 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

4.1

Indenture, dated as of March 15, 2004, among True Temper Sports, Inc., the Guarantors identified therein, and The Bank of New York (filed as Exhibit 4.1 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

4.2

Form of Senior Subordinated Note due 2011 (filed as Exhibit 4.2 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

4.3

Registration Rights Agreement, dated as of March 15, 2004, among True Temper Sports, Inc., El Cajon Equipment Corporation, True Temper Sports-PRC Holdings, Inc., Credit Suisse First Boston LLC and Goldman, Sachs & Co (filed as Exhibit 4.3 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.1

Management Services Agreement, dated as of March 15, 2004, between GGEP Management, L.L.C., GGEP Management (Bermuda) Ltd., and True Temper Sports, Inc. (filed as Exhibit 10.1 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.2

Shareholders Agreement, dated as of March 15, 2004, by and among True Temper Corporation, TTS Holdings LLC and the Other Investors identified therein (filed as Exhibit 10.2 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.3

True Temper Corporation 2004 Equity Incentive Plan, dated as of March 15, 2004 (filed as Exhibit 10.3 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.4

Credit Agreement, dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc, the Lenders identified therein, Credit Suisse First Boston, Antares Capital Corporation, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital (filed as Exhibit 10.4 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.5

Tax Sharing and Administrative Services Agreement, dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc., El Cajon Equipment Corporation and True Temper Sports-PRC Holdings, Inc. (filed as Exhibit 10.5 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.6

Employment Agreement, dated as of January 30, 2004, by and between True Temper Sports, Inc. and Scott C. Hennessy (filed as Exhibit 10.6 to True Temper Sports, Inc.’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.7

First Amendment, dated as of September 24, 2004, to the Credit Agreement, dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc, the Lenders identified therein, Credit Suisse First Boston, Antares Capital Corporation, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital (filed as Exhibit 10.1 to True Temper Sports, Inc.’s report on Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2004).*

10.8

Amended and Restated Credit Agreement dated as of March 27, 2006, (amending and restating the Credit Agreement dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc, the Lenders identified therein, Credit Suisse First Boston, Antares Capital Corporation, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital) (filed as Exhibit 10.8 to True Temper Sports, Inc.’s report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2006).*

10.9

First Amendment dated as of December 20, 2006 to the Amended and Restated Credit Agreement dated as of March 27, 2006 (amending and restating the Credit Agreement dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc., the Lenders identified therein, Credit Suisse, Antares Capital Corporation, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital), (filed as Exhibit 10.2 to True Temper Sports, Inc.’s report on Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007).*

10.10

Second Lien Credit Agreement dated as of January 22, 2007, by and among True Temper Corporation, True Temper Sports, Inc., the Lenders identified therein, and Credit Suisse.) (filed as Exhibit 10.1 to True Temper Sports, Inc.’s report on Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007).*

10.11	Summary of severance arrangement dated as of February 19, 2007 between True Temper Sports, Inc. and Fred H. Geyer. **
12.1	Computation of Ratio of Earnings To Fixed Charges.**
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*                    Incorporated by reference

**             Filed herewith