Form 10-Q
period 2007-04-01
TRUE TEMPER SPORTS INC
filed 2007-05-15
CIK 1078547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2007
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

As of May 15, 2007, the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

TRUE TEMPER SPORTS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Quarter Ended
	April 1, 2007	April 2, 2006
NET SALES	$29,579	$31,659
Cost of sales	19,562	20,085
GROSS PROFIT	10,017	11,574
Selling, general and administrative expenses	3,977	3,527
Amortization of intangible assets	3,736	3,461
Business development, start-up and transition costs	372	12
Loss on early extinguishment of long-term debt	755	—
OPERATING INCOME	1,177	4,574
Interest expense, net	6,005	4,846
Other expenses (income), net	13	20
INCOME (LOSS) BEFORE INCOME TAXES	(4,841)	(292)
Income tax expense (benefit)	(1,780)	(62)
NET INCOME (LOSS)	$(3,061)	$(230)

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	April 1, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,788	$3,055
Receivables, net	21,474	16,819
Inventories	26,016	23,208
Deferred tax assets	1,458	1,381
Prepaid expenses and other current assets	2,158	2,731
Total current assets	54,894	47,194
Property, plant and equipment, net	18,804	14,482
Goodwill	156,015	150,883
Intangible assets, net	129,557	133,262
Deferred tax assets	1,564	—
Other assets	9,025	7,878
Total assets	$369,859	$353,699
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$247	$1,257
Accounts payable	6,526	6,697
Accrued expenses and other current liabilities	9,299	9,904
Total current liabilities	16,072	17,858
Deferred tax liabilities	—	206
Long-term debt, net of current portion	260,473	239,149
Other liabilities	6,109	6,204
Total liabilities	282,654	263,417
STOCKHOLDER’S EQUITY
Common stock—par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	111,943	111,943
Accumulated deficit	(24,758)	(21,697)
Accumulated other comprehensive income, net of taxes	20	36
Total stockholder’s equity	87,205	90,282
Commitments and contingent liabilities	—	—
Total liabilities and stockholder’s equity	$369,859	$353,699

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarter Ended
	April 1, 2007	April 2, 2006
OPERATING ACTIVITIES
Net income (loss)	$(3,061)	$(230)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	698	544
Amortization of deferred financing costs	300	310
Amortization of intangible assets	3,736	3,461
Loss on disposal of property, plant and equipment	8	25
Loss on early extinguishment of long-term debt	755	—
Deferred income taxes	(1,847)	(122)
Changes in operating assets and liabilities, net	(7,785)	(3,542)
Net cash provided by (used in) operating activities	(7,196)	446
INVESTING ACTIVITIES
Purchases of property, plant, equipment	(922)	(601)
Acquisition of business	(9,238)	—
Other investing activity	(31)	(18)
Net cash used in investing activities	(10,191)	(619)
FINANCING ACTIVITIES
Proceeds from issuance of bank debt	45,000	—
Principal payments on bank debt	(24,686)	(320)
Payment of debt issuance costs	(2,138)	—
Other financing activity	(56)	(357)
Net cash provided by (used in) financing activities	18,120	(677)
Net increase (decrease) in cash and cash equivalents	733	(850)
Cash and cash equivalents at beginning of period	3,055	4,733
Cash and cash equivalents at end of period	$3,788	$3,883

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands unless otherwise indicated)

1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of True Temper Sports, Inc. and subsidiaries (“True Temper” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by U.S. generally accepted accounting principles.  It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.  In the opinion of management, the unaudited condensed consolidated financial statements as of and for the periods ended April 1, 2007 and April 2, 2006 include all adjustments, consisting of only normal recurring adjustments, which are necessary for the fair presentation of results for interim periods.

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

2)  Stock-Based Compensation

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

There have been no equity incentive awards granted, exercised or forfeited in the first quarter of 2007.  The weighted average remaining contractual life of the Equity Incentive Awards is between eight and nine years.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise indicated)

In addition, TTC has 468,000 equity awards which vest only upon a sale of TTC and achievement of certain other terms as described in the awards.  As of April 1, 2007 the events required for vesting of these awards are not expected to occur in the near term.

3)  Inventories

	April 1, 2007	December 31, 2006
Raw materials	$5,071	$5,168
Work in process	3,354	3,553
Finished goods	17,591	14,487
Total	$26,016	$23,208

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

	Quarter Ended
	April 1, 2007	April 2, 2006
Net sales:
Golf shafts	$27,501	$29,541
Performance sports	2,078	2,118
Total	$29,579	$31,659
Gross profit:
Golf shafts	$9,625	$11,282
Performance sports	392	292
Total	$10,017	$11,574

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise indicated)

Following is a reconciliation of total reportable segment gross profit to total Company income (loss) before income taxes:

	Quarter Ended
	April 1, 2007	April 2, 2006
Total reportable segment gross profit	$10,017	$11,574
Less:
Selling, general and administrative expenses	3,977	3,527
Amortization of intangible assets	3,736	3,461
Business development, start-up and transition costs	372	12
Loss on early extinguishment of long-term debt	755	—
Interest expense, net	6,005	4,846
Other expense, net	13	20
Total Company income (loss) before income taxes	$(4,841)	$(292)

5)  Comprehensive Income (Loss)

Total comprehensive income (loss) and its components for the periods covered by this report are as follows:

	Quarter Ended
	April 1, 2007	April 2, 2006
Net income (loss)	$(3,061)	$(230)
Mark to market adjustment on derivative instruments, net of taxes	(16)	—
Total comprehensive income (loss)	$(3,077)	$(230)

6)  Pension and Other Postretirement Benefits

The following table reflects the Company’s net periodic pension benefit expense and cash contributions to its pension plan, as well as the net periodic postretirement benefit expense related to its unfunded health care plan for retirees, for the periods covered by this report:

	Quarter Ended
	April 1, 2007	April 2, 2006
Pension Plan:
Net periodic pension benefit expense	$120	$114
Cash contributions to the pension plan	$—	$46
Postretirement Health Plan:
Net periodic postretirement benefit expense	$122	$78

7)  Acquisition of Business

On February 25, 2007, the Company acquired 100% of the shares of Supertop Enterprises Limited, the sole shareholder of CN Precision So., Ltd (“CN Precision”), a wholly foreign-owned enterprise in

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise indicated)

Suzhou, China for approximately $9.5 million.  Approximately $0.7 million of the purchase price is contingent upon the successful completion of certain contractual obligations by the seller.

CN Precision is a startup steel golf shaft manufacturing facility.  True Temper is in the process of commissioning all of the machinery and equipment necessary to begin production of steel golf shafts at CN Precision, and expects to begin manufacturing salable product by the end of 2007.

The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets, therefore, the allocation of the purchase price is subject to refinement.  The preliminary purchase price allocation includes approximately $0.2 million in identifiable intangible assets and $4.9 million of goodwill.

The financial position of CN Precision as of April 1, 2007 and the results of operations of CN Precision from February 25, 2007 through April 1, 2007 have been included in these consolidated financial statements.  The Company’s consolidated results of operations would not have been significantly different than reported results had the acquisition occurred at the beginning of 2007 or 2006, respectively.

8)  Debt Refinancing

On January 22, 2007, the Company executed an amendment to its 2006 Restated Credit Facility (the “Second Amendment”).  The Second Amendment was made effective as of December 20, 2006.  The Second Amendment was executed in conjunction with a second lien financing effort, described more fully below, and related acquisition, described in Note 7.  In addition to allowing the flexibility for such second lien financing, the Second Amendment also provided adjustments to certain specified financial ratios and tests included in the 2006 Restated Credit Facility.  As part of the Second Amendment, the margin adder on LIBOR based loans was increased to between 3.00% and 3.25%, depending on financial ratios, beginning January 22, 2007.

On January 22, 2007, the Company executed a Second Lien Credit Agreement (the “Second Lien”). The Second Lien includes additional term loans of approximately $45.0 million, with $25.0 million of the proceeds being used to pay down the debt under the 2006 Restated Credit Facility.  The Second Lien is variable rate debt, which provides for interest at the Company’s option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 4.50%, or (2) under a LIBOR option with a borrowing spread of LIBOR plus 5.50%. The maturity date of the Second Lien is June 30, 2011.  The Second Lien does not amortize.

As a result of paying down $25.0 million of the borrowings under the 2006 Restated Credit Facility, the Company recognized a loss on early extinguishment of debt of $0.8 million.  This loss is comprised of the write off of certain deferred financing costs related to the 2006 Restated Credit Facility and third party costs incurred in conjunction with the Second Amendment.

9)  Commitments and Contingencies

Product Warranties

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product, the geographic location of its sale and other factors.  The accrued product warranty

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise indicated)

costs are based primarily on historical experience of actual warranty claims as well as current information on product costs.

The following table provides the changes in the Company’s product warranties:

	Quarter Ended
	April 1,	April 2,
	2007	2006
Balance at beginning of period	$326	$309
Accruals for warranties issued	406	244
Warranty claims paid	(349)	(155)
Balance at end of period	$383	$398

10)  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  This interpretation prescribes a “more likely than not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company adopted FIN 48 effective January 1, 2007.  Upon adoption, the Company recorded no liability for unrecognized tax benefits as it believes all of the Company’s tax positions are highly certain of being recognized for income tax purposes.  Therefore, the adoption of FIN 48 had no impact on the Company’s consolidated financial position or its results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value.  SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  While the Company is currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) which requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit pension or other postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation.  Employers must also recognize as a

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise indicated)

component of other comprehensive income, net of tax, the actuarial and experience gains and losses and the prior service costs and credits.  For an employer without publicly traded equity securities, the requirement of SFAS 158 to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures is effective as of the end of the fiscal year ending after June 15, 2007.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is in the process of evaluating the effect, if any, the adoption of SFAS 158 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets & Financial Liabilities – Including an Amendment of SFAS No. 115 (SFAS 159”).  SFAS 159 permits an entity to irrevocably elect to report selected financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings.  The election may be applied on an instrument-by-instrument basis.  SFAS 159 also establishes additional presentation and disclosure requirements for items measured using the fair value option.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS 159, the adoption is not expected to have a material impact on its consolidated financial statements.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the more detailed information in the True Temper Sports, Inc. 2006 annual financial statements, including the notes thereto, appearing in the 2006 Annual Report on Form 10-K, filed with the SEC on March 23, 2007.

Company Overview

True Temper Sports, Inc. (“True Temper” or the “Company”), a wholly owned subsidiary of True Temper Corporation (“TTC”), is a leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers (“OEMs”) and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance sports products that offer high strength and tight tolerance tubular components to the bicycle, hockey and other recreational sports markets. In 2006, golf shaft sales represented 92% of total net sales, and performance sports sales represented 8%. During the first quarter of 2007, net sales of performance sports products represented 7% of total net sales.

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

Results of Operations

The following table sets forth the components of net income (loss) as a percentage of net sales for the periods indicated:

	Quarter Ended
	April 1, 2007	April 2, 2006
Net sales	100.0%	100.0%
Cost of sales	66.1	63.4
Gross profit	33.9	36.6
Selling, general and administrative expenses	13.4	11.1
Amortization of intangible assets	12.6	10.9
Loss on early extinguishment of long-term debt	2.6	—
Business development, start-up and transition costs	1.3	0.0
Operating income	4.0	14.4
Interest expense, net	20.3	15.3
Other expenses (income), net	0.0	0.1
Income (loss) before income taxes	(16.4)	(0.9)
Income tax expense (benefit)	(6.0)	(0.2)
Net income (loss)	(10.3)%	(0.7)%

First Quarter Ended April 1, 2007 Compared to the First Quarter Ended April 2, 2006

Net Sales for the first quarter of 2007 decreased approximately $2.1 million, or 6.6%, to $29.6 million from $31.7 million in the first quarter of 2006. Golf shaft sales decreased approximately $2.0 million, or 6.9%, to $27.5 million compared to the $29.5 million realized in the first quarter of 2006. This decline in net sales resulted from a reduction in the unit sales of premium steel golf shafts and stock original equipment manufacturer (“OEM”) graphite golf shafts. The unit sales reduction in premium steel shafts was driven by several factors, but was predominantly impacted by the timing of shipments to certain customers as it related to their particular product launch schedule and inventory planning processes.  The decline in unit sales of stock OEM graphite shafts relates primarily to the timing of certain OEM iron launches using the Company’s proprietary graphite iron shafts.  These factors were partially offset by an increase in premium steel golf shaft sales resulting from the 2006 acquisition of certain assets from Royal Precision, including brands, patents and trademarks.

Performance sports sales were relatively flat at $2.1 million in the first quarter of both 2007 and 2006.

Net sales to international customers increased approximately $0.1 million, or 1.3%, to $10.2 million in the first quarter of 2007 from $10.1 million in the same period of 2006.

Gross Profit for the first quarter of 2007 decreased $1.6 million, or 13.5%, to $10.0 million from $11.6 million in the first quarter of 2006. Gross profit as a percentage of net sales decreased to 33.9% in the first quarter of 2007 from 36.6% in the first quarter of 2006. The decrease in gross profit as a percentage of net sales was driven primarily by an increase in the cost of nickel, which is a raw material used in the manufacture of steel golf shafts, and an increase in the cost of medical benefits provided to employees. These unfavorable factors were partially offset by an increase in profit margins due to the mix of products sold being more heavily weighted toward premium steel golf shafts and the Company’s annual price increase which went into effect on January 1, 2007.

Selling, General and Administrative Expenses (“SG&A”) for the first quarter of 2007 increased approximately $0.5 million, or 12.8%, to $4.0 million from $3.5 million in the first quarter of 2006.  SG&A as a percentage of net sales increased to 13.4% from 11.1%.  The increase in SG&A expenses relates primarily to additional sales and marketing efforts intended to improve the Company’s net sales during the remainder of 2007. In addition to the sales and marketing related costs, during the first quarter of 2007 the Company also accrued approximately $0.2 million in severance expenses related to the elimination of the position of chief operating officer.

Amortization of Intangible Assets increased during the first quarter of 2007 to $3.7 million from the $3.5 million recorded during the first quarter of 2006. Intangible assets were acquired in connection with the Gilbert Global Acquisition in 2004 and the acquisition of certain assets from Royal Precision in 2006. Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.

Business Development, Start-Up and Transition Costs for the first quarter of 2007 increased to $0.4 million from less than $0.1 million in the first quarter of 2006. The increase in these costs relates primarily to expenses associated with the acquisition of CN Precision, a steel golf shaft manufacturing facility located in Suzhou, China.  Costs include certain start-up related costs to begin the commissioning of this new facility and the related production equipment.  The Company expects to begin production of steel golf shafts in this new facility by the end of 2007. See Note 7 in the April 1, 2007 consolidated financial statements for a further discussion of this acquisition.

Operating Income for the first quarter of 2007 decreased approximately $3.4 million, to $1.2 million from $4.6 million in the first quarter of 2006. This decrease reflects the gross profit, SG&A and business development, start-up and transition cost impact of the items described above.

Interest Expense, Net for the third quarter of 2007 increased approximately $1.2 million, or 23.9%, to $6.0 million from $4.8 million in the first quarter of 2006. This increase was due primarily to (i) an increase in short-term interest rates experienced in the overall economy, (ii) an increase in the outstanding principal balance of variable rate debt due to the issuance of the $45.0 million second lien credit facility, and (iii) an increase in the weighted average interest rate for the Company’s variable rate debt resulting from the higher LIBOR margin adder on the second lien credit facility.

Income Tax Expense (Benefit) decreased in the first quarter of 2007 to an income tax benefit of $1.8 million compared to an income tax benefit of $0.1 million in the first quarter of 2006. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.

Net Income (Loss) for the first quarter of 2007 decreased to a net loss of $3.1 million as compared to a net loss of $0.2 million in the first quarter of 2006. This decrease reflects the impact of the items described above.

Liquidity and Capital Resources

General

As part of the Gilbert Global Acquisition, the Company entered into a new senior credit facility (the “2004 Senior Credit Facility”) which includes a $20.0 million non-amortizing revolving credit facility and a $110.0 million Term B loan (as amended from time to time). The term loan requires cash interest payments and quarterly principal payments beginning June 30, 2004 and continuing through March 15, 2011.

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

On March 27, 2006, the Company amended and restated its 2004 Senior Credit Facility (the “2006 Restated Credit Facility”). The 2006 Restated Credit Facility included additional term loans under the Company’s existing Senior Secured Credit Facilities of approximately $15.0 to $18.0 million, amendments that enable the Company to pursue future acquisitions, and the flexibility to enable the Company to execute on its global strategic and operational initiatives.

On January 22, 2007, the Company executed an amendment to its 2006 Restated Credit Facility (the “Second Amendment”). The Second Amendment was made effective as of December 20, 2006. The Second Amendment was executed in conjunction with a second lien financing effort, described more fully below, and related acquisition, described more fully in Note 7 to the consolidated financial statements located elsewhere in this quarterly report. In addition to allowing the flexibility for such second lien financing, the Second Amendment also provided adjustments to certain specified financial ratios and tests included in the 2006 Restated Credit Facility. As part of the Second Amendment, the margin adder on LIBOR based loans was increased to between 3.00% and 3.25%, depending on financial ratios, beginning January 22, 2007.

On January 22, 2007, the Company executed a Second Lien Credit Agreement (the “Second Lien”).  The Second Lien includes additional term loans of approximately $45.0 million, with $25.0 million of the proceeds being used to pay down the debt under the 2006 Restated Credit Facility.  The margin adder under the Second Lien is 4.5% or 5.5%, depending on the type of borrowing.  The maturity date of the Second Lien is June 30, 2011.  The Second Lien does not amortize.

As a result of paying down $25.0 million of the borrowings under the 2006 Restated Credit Facility, the Company recognized a loss on early extinguishment of debt of $0.8 million.  This loss is comprised of the write off of certain deferred financing costs related to the 2006 Restated Credit Facility and third party costs incurred in conjunction with the Second Amendment.

The 2006 Restated Credit Facility, the Second Lien, and the 8 3/8% Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit the Company’s ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The 2006 Restated Credit Facility also requires the Company to maintain certain specified financial ratios and tests including minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. Furthermore, the 2006 Restated Credit Facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of the Company’s excess cash flow as defined within the credit agreement.

At April 1, 2007, the Company was in compliance with all of the covenants in the 2006 Restated Credit Facility, the Second Lien, and the 8 3/8% Notes.

Cash Flows from Operating Activities

Cash flows from operating activities were a use of cash totaling $7.2 million during the first quarter of 2007, and a source of cash totaling $0.4 million during the first quarter of 2006.

The use of cash in operating activities of $7.2 million in the first quarter of 2007 was primarily the result of $0.6 million in cash generated from normal operations offset by a use of cash in working capital of $7.8 million.  The change in working capital consisted primarily of (1) an increase in accounts receivable of $4.7 million, which was an expected increase related to the higher net sales in the first quarter of 2007 compared to the fourth quarter of 2006, and (2) an increase in inventory of $2.8 million, which relates to several factors, including (i) an increase in the cost of nickel, a raw material used in the manufacture of steel golf shafts, (ii) an increase in the number of inventory build programs with key global golf OEMs, and (iii) an increase in the Company’s finished goods levels in anticipation of a stronger second quarter sales forecast.

The source of cash from operating activities of $0.4 million during the first quarter of 2006 was primarily the result of $4.0 million in cash generated from normal operations offset by a use of cash in working capital of $3.5 million.  The change in working capital consisted primarily of an increase in accounts receivable of $4.6 million, which was an expected increase related to the higher net sales in the first quarter of 2006 compared to the fourth quarter of 2005.

Cash Flows from Investing Activities

Cash flows from investing activities were a use of cash totaling $10.2 million during the first quarter of 2007, and a use of cash totaling $0.6 million during the first quarter of 2006.  The increase in cash used in investing activities during 2007 is primarily the result of the acquisition of CN Precision, as described more fully in Note 7 to the Company’s consolidated financial statements located elsewhere in this quarterly report.

Cash Flows from Financing Activities

Net cash provided by financing activities totaled $18.1 million during the first quarter of 2007, as compared to the first quarter of 2006 when the Company used $0.7 million in cash for financing activities.  This increase relates primarily to (i) new borrowings of second lien term debt totaling $45.0 million during 2007, (ii) the repayment of $24.7 million in first lien term debt during 2007, and (iii) the payment of $2.0 million in debt issuance costs in 2007 related to the additional borrowings.

Existing Contractual Cash Obligations

The following table reflects the Company’s contractual cash obligations for principal payments on long-term debt and operating leases as of April 1, 2007 (dollars in millions):

	Total	2007	2008 through 2009	2010 through 2011	Thereafter
Long-Term Debt(1)	$260.7	$—	$7.0	$253.7	$—
Operating Leases	3.1	0.9	1.3	0.9	—
Total(2)	$263.8	$0.9	$8.3	$254.6	$—

(1)          The Company’s long-term debt agreements contain customary change of control provisions that could, under certain circumstances, cause accelerated debt repayment.

(2)          This table does not include the Company’s future obligations related to the funding of its pension benefits.

Future Cash Generation and Use

Currently the Company’s intention is to use existing cash and cash provided from future operations, if any, as allowed within the covenants of the 2006 Restated Credit Facility, the Second Lien and the 8 3/8% Notes, to:

•  Repay the principal on the 2006 Restated Credit Facility; and/or

•  Make necessary investments to commission machinery and equipment for the CN Precision manufacturing facility in Suzhou, China; and/or

•  Make additional investments in the business for growth, which may include, among other things, capital expenditures, business acquisitions, and/or expenditures for business development and expansion.

In addition to the debt service obligations for principal and interest payments, the Company’s liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. The Company intends to fund its current and long-term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of April 1, 2007 the Company has the $20.0 million revolving credit facility available for future cash requirements (as reduced by any outstanding draws, of which there were $5.0 million as of December 31, 2006). The maximum amount the Company may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the 2006 Restated Credit Facility and is reduced by any outstanding letters of credit. As of April 1, 2007, the Company believes that cash flow generated from operations, in addition to other financing sources, will be sufficient to meet its cash obligations for the ensuing 12 month period.

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

 Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 10 to the Consolidated Financial Statements, which is incorporated herein by this reference.

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

The forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance. However, there are many risk factors, including but not limited to, the Company’s substantial leverage, the Company’s ability to service its debt, the general state of the economy, the Company’s ability to execute its plans, fluctuations in the price and availability of energy, fluctuations in the price and availability of raw materials, potentially significant increases to employee health and welfare costs, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in the Company’s forward-looking statements. Additional information concerning the Company’s risk factors is contained from time to time in the Company’s public filings with the SEC; and most recently in the Risk Factors section of Item 1A to Part 1 of the Company’s 2006 Annual Report on Form 10-K filed with the SEC on March 23, 2007.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The table below provides information about the Company’s debt obligations as of April 1, 2007. The table presents cash flows from principal payments and related weighted average interest rates by expected maturity dates (dollars in millions).

	Expected Maturity Date
LONG TERM DEBT	2007	2008	2009	2010	2011	There- after	Total
Fixed-Rate 8 3/8% Senior Subordinated Notes	$ —	$ —	$ —	$ —	$ 125.0	$ —	$ 125.0
Average Interest Rate							8.38%
2006 Restated Credit Facility	$ —	$ 1.0	$ 6.0	$ 71.1	$ 12.6	$ —	$ 90.7
Average Interest Rate(a)							8.71%
Second Lien	$ —	$ —	$ —	$ —	$ 45.0	$ —	$ 45.0
Average Interest Rate(b)							10.86%

(a)           Term loans under the 2006 Restated Credit Facility provide for interest at the Company’s option at (1) the base rate of the bank acting as administrative agent plus 2.00% to 2.25%, or (2) under a LIBOR option with a borrowing rate of LIBOR plus 3.00% to 3.25%.

(b)   The Second Lien is variable rate debt, which provides for interest at the Company’s option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 4.50%, or (2) under a LIBOR option with a borrowing spread of LIBOR plus 5.50%.

The Company’s operating results are affected by changes in interest rates primarily as a result of borrowings under the 2006 Restated Credit Facility and the Second Lien. If interest rates increased by 25 basis points, interest expense would have increased by approximately $0.1 million for the quarterly period ended April 1, 2007, based on balances outstanding during the quarterly period then ended.

Information concerning the Company’s market risks related to foreign exchange rates and commodities is contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2006 Annual Report on Form 10-K, as filed with the SEC on March 23, 2007. This information has been omitted from this report as there have been no material changes to the Company’s risks related to foreign exchange rates and commodities as of April 1, 2007.

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

—Not applicable—

Item 3.                        Defaults Upon Senior Securities

—None—

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended April 1, 2007.

Item 5.                        Other Information

—Not Applicable—

Item 6.                        Exhibits

10.9

First Amendment dated as of December 20, 2006 to the Amended and Restated Credit Agreement dated as of March 27, 2006 (amending and restating the Credit Agreement dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sorts, Inc., the Lenders identified therein, Credit Suisse, Antares Capital Corporation, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital). (filed as Exhibit 10.2 to True Temper Sports, Inc.’s report on Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007).*

10.10

Second Lien Credit Agreement dated as of January 22, 2007, by and among True Temper Corporation, True Temper Sports, Inc., the Lenders identified therein, and Credit Suisse). (filed as Exhibit 10.1 to True Temper Sports, Inc.’s report on Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007).*

10.11

Severance Agreement, dated as of February 19, 2007 by and between True Temper Sports, Inc. and Fred H. Geyer. (filed as Exhibit 10.11 to True Temper Sports, Inc.’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 23, 2007).*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*                    Incorporated by reference.

**             Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2007.

True Temper Sports, Inc.
By:	/s/ SCOTT C. HENNESSY
Name:	Scott C. Hennessy
Title:	President and Chief Executive Officer
By:	/s/ JASON A. JENNE
Name:	Jason A. Jenne
Title:	Vice President, Chief Financial Officer
and Treasurer