Form 10-Q
period 2007-07-01
TRUE TEMPER SPORTS INC
filed 2007-08-15
CIK 1078547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2007
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

As of August 15, 2007, the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

TRUE TEMPER SPORTS, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Quarter Ended		Year-To-Date
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
NET SALES	$33,037	$30,674	$62,616	$62,333
Cost of sales	22,609	19,830	42,171	39,915
GROSS PROFIT	10,428	10,844	20,445	22,418
Selling, general and administrative expenses	3,387	3,956	7,364	7,483
Amortization of intangible assets	3,738	3,466	7,474	6,927
Business development, start-up and transition costs	664	1,111	1,036	1,123
Loss on early extinguishment of long-term debt	—	—	755	—
OPERATING INCOME	2,639	2,311	3,816	6,885
Interest expense, net	6,274	5,017	12,279	9,863
Other expenses, net	9	28	22	48
INCOME (LOSS) BEFORE INCOME TAXES	(3,644)	(2,734)	(8,485)	(3,026)
Income tax expense (benefit)	(1,343)	(989)	(3,123)	(1,051)
NET INCOME (LOSS)	$(2,301)	$(1,745)	$(5,362)	$(1,975)

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	July 1, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,839	$3,055
Receivables, net	23,898	16,819
Inventories	26,822	23,208
Deferred tax assets	1,451	1,381
Prepaid expenses and other current assets	2,659	2,731
Total current assets	57,669	47,194
Property, plant and equipment, net	18,685	14,482
Goodwill	156,351	150,883
Intangible assets, net of accumulated amortization of $46,641 at July 1, 2007 and $39,167 at December 31, 2006	125,834	133,262
Deferred tax assets	2,979	—
Other assets	8,791	7,878
Total assets	$370,309	$353,699
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$494	$1,257
Accounts payable	6,822	6,697
Accrued expenses and other current liabilities	11,917	9,904
Total current liabilities	19,233	17,858
Deferred tax liabilities	—	206
Long-term debt, net of current portion	260,226	239,149
Other liabilities	5,972	6,204
Total liabilities	285,431	263,417
STOCKHOLDER’S EQUITY
Common stock—par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	111,943	111,943
Accumulated deficit	(27,059)	(21,697)
Accumulated other comprehensive income (loss), net of taxes	(6)	36
Total stockholder’s equity	84,878	90,282
Commitments and contingent liabilities	—	—
Total liabilities and stockholder’s equity	$370,309	$353,699

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year-To-Date
	July 1, 2007	July 2, 2006
OPERATING ACTIVITIES
Net income (loss)	$(5,362)	$(1,975)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of effects of acquisitions:
Depreciation	1,426	1,145
Amortization of deferred financing costs	745	652
Amortization of intangible assets	7,474	6,927
Loss on disposal of property, plant and equipment	8	25
Loss on early extinguishment of long-term debt	755	—
Deferred income taxes	(3,255)	(1,153)
Changes in operating assets and liabilities, net	(8,787)	(2,071)
Net cash provided by (used in) operating activities	(6,996)	3,550
INVESTING ACTIVITIES
Purchases of property, plant, equipment	(1,531)	(3,497)
Acquisition of business	(9,574)	—
Purchase of other assets	—	(15,450)
Other investing activity	(46)	(71)
Net cash used in investing activities	(11,151)	(19,018)
FINANCING ACTIVITIES
Proceeds from issuance of bank debt	45,000	18,000
Principal payments on bank debt	(24,686)	(2,691)
Payment of debt issuance costs	(2,263)	(1,057)
Other financing activity	(120)	(411)
Net cash provided by financing activities	17,931	13,841
Net increase (decrease) in cash and cash equivalents	(216)	(1,627)
Cash and cash equivalents at beginning of period	3,055	4,733
Cash and cash equivalents at end of period	$2,839	$3,106

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands unless otherwise indicated)

1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of True Temper Sports, Inc. and subsidiaries (“True Temper” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by U.S. generally accepted accounting principles.  It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.  In the opinion of management, the unaudited condensed consolidated financial statements as of and for the periods ended July 1, 2007 and July 2, 2006 include all adjustments, consisting of only normal recurring adjustments, which are necessary for the fair presentation of results for interim periods.

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

2)  Stock-Based Compensation

On August 10, 2005, TTC issued to certain employees in return for service a total of 525,400 stock options and stock appreciation rights (“Equity Incentive Awards”) to purchase common stock of TTC for $13.56 per share.  The Equity Incentive Awards have a term of ten years, and vest and become exercisable at various times and under various conditions through August 10, 2012 with certain acceleration features based on performance criteria.

There have been no equity incentive awards granted, exercised or forfeited in the first six months of 2007.  The weighted average remaining contractual life of the Equity Incentive Awards is between eight and nine years.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise indicated)

In addition, TTC has 468,000 equity awards which vest only upon a sale of TTC and achievement of certain other terms as described in the awards.  As of July 1, 2007, the events required for vesting of these awards are not expected to occur in the near term.

3)  Inventories

	July 1, 2007	December 31, 2006
Raw materials	$4,949	$5,168
Work in process	3,187	3,553
Finished goods	18,686	14,487
Total	$26,822	$23,208

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

	Quarter Ended		Year-To-Date
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net sales:
Golf shafts	$29,349	$28,490	$56,850	$58,031
Performance sports	3,688	2,184	5,766	4,302
Total	$33,037	$30,674	$62,616	$62,333
Gross profit:
Golf shafts	$9,746	$10,474	$19,371	$21,756
Performance sports	682	370	1,074	662
Total	$10,428	$10,844	$20,445	$22,418

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise indicated)

Following is a reconciliation of total reportable segment gross profit to total Company income (loss) before income taxes:

	Quarter Ended		Year-To-Date
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Total reportable segment gross profit	$10,428	$10,844	$20,445	$22,418
Less:
Selling, general and administrative expenses	3,387	3,956	7,364	7,483
Amortization of intangible assets	3,738	3,466	7,474	6,927
Business development, start-up and transition costs	664	1,111	1,036	1,123
Loss on early extinguishment of long-term debt	—	—	755	—
Interest expense, net	6,274	5,017	12,279	9,863
Other expense, net	9	28	22	48
Total Company income (loss) before income taxes	$(3,644)	$(2,734)	$(8,485)	$(3,026)

5)  Comprehensive Income (Loss)

Total comprehensive income (loss) and its components for the periods covered by this report are as follows:

	Quarter Ended		Year-To-Date
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income (loss)	$(2,301)	$(1,745)	$(5,362)	$(1,975)
Mark to market adjustment on derivative instruments, net of taxes	(26)	—	(42)	—
Total comprehensive income (loss)	$(2,327)	$(1,745)	$(5,404)	$(1,975)

6)  Pension and Other Postretirement Benefits

The following table reflects the Company’s net periodic pension benefit expense and cash contributions to its pension plan, as well as the net periodic postretirement benefit expense related to its unfunded health care plan for retirees, for the periods covered by this report:

	Quarter Ended		Year-To-Date
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Pension Plan:
Net periodic pension benefit expense	$120	$114	$240	$228
Cash contributions to the pension plan	$105	$102	$105	$148
Postretirement Health Plan:
Net periodic postretirement benefit expense	$121	$78	$243	$156

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise indicated)

7)  Acquisition of Business

On February 25, 2007, the Company acquired 100% of the shares of Supertop Enterprises Limited, the sole shareholder of CN Precision So., Ltd (“CN Precision”), a wholly foreign-owned enterprise in Suzhou, China for approximately $9.5 million.  Approximately $0.7 million of the purchase price was contingent upon the successful completion of certain contractual obligations by the seller. As of July 1, 2007, the majority of such contractual obligations had been fulfilled by the seller, and $0.6 million of the contingent purchase price had been paid.

CN Precision is a startup steel golf shaft manufacturing facility.  True Temper is in the process of commissioning all of the machinery and equipment necessary to begin production of steel golf shafts at CN Precision, and expects to begin manufacturing salable product by the end of 2007.

The Company is in the process of obtaining third-party valuations of certain of the tangible and intangible assets acquired, therefore, the allocation of the purchase price is subject to refinement.  The preliminary purchase price allocation includes approximately $0.2 million in identifiable intangible assets and $5.2 million of goodwill.

The financial position of CN Precision as of July 1, 2007 and the results of operations of CN Precision from February 25, 2007 through July 1, 2007 have been included in these consolidated financial statements.  The Company’s consolidated results of operations would not have been significantly different than reported results had the acquisition occurred at the beginning of 2007 or 2006, respectively.

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

On January 22, 2007, the Company executed a Second Lien Credit Agreement (the “Second Lien”). The Second Lien includes additional term loans of approximately $45.0 million, with $24.7 million of the proceeds being used to pay down the debt under the 2006 Restated Credit Facility.  The Second Lien is variable rate debt, which provides for interest at the Company’s option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 4.50%, or (2) under a LIBOR option with a borrowing spread of LIBOR plus 5.50%. The maturity date of the Second Lien is June 30, 2011.  The Second Lien does not amortize. The Company paid approximately $1.6 million of financing fees and other direct costs associated with the Second Lien financing, including $0.3 million paid to Gilbert Global, which have been recorded as deferred financing costs in Other Assets in the Company’s condensed consolidated balance sheets.

As a result of paying down $24.7 million of the borrowings under the 2006 Restated Credit Facility, the Company recognized a loss on early extinguishment of debt of $0.8 million.  This loss is comprised of

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise indicated)

the write off of certain deferred financing costs related to the 2006 Restated Credit Facility and third party costs incurred in conjunction with the Second Amendment.

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

The following table provides the changes in the Company’s product warranties:

	Quarter Ended		Year-To-Date
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Balance at beginning of period	$383	$398	$326	$309
Accruals for warranties issued	317	278	723	522
Warranty claims paid	(265)	(172)	(614)	(327)
Balance at end of period	$435	$504	$435	$504

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  This standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value.  SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings.  The provisions of SFAS 157 are effective for financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES

(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Dollars in thousands unless otherwise indicated)

issued for fiscal years beginning after November 15, 2007.  While the Company is currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on its 2008 consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) which requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit pension or other postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation.  Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial and experience gains and losses and the prior service costs and credits.  For an employer without publicly traded equity securities, the requirement of SFAS 158 to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures is effective as of the end of the fiscal year ending after June 15, 2007.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is in the process of evaluating the effect, if any, the adoption of SFAS 158 will have on its 2008 consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115 (“SFAS 159”).  SFAS 159 permits an entity to irrevocably elect to report selected financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings.  The election may be applied on an instrument-by-instrument basis.  SFAS 159 also establishes additional presentation and disclosure requirements for items measured using the fair value option.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS 159, the adoption is not expected to have a material impact on its 2008 consolidated financial statements.

11)  Subsequent Events

On August 14, 2007, TTS Holdings LLC made a capital investment in the Company’s parent, True Temper Corporation, of $1.7 million.  These funds were then contributed by True Temper Corporation to the Company in order to maintain full compliance with the financial covenants in the Company’s 2006 Restated Credit Facility and the Second Lien Credit Agreement as of July 1, 2007.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the more detailed information in the True Temper Sports, Inc. 2006 annual financial statements, including the notes thereto, appearing in the 2006 Annual Report on Form 10-K, filed with the SEC on March 23, 2007.

Company Overview

True Temper Sports, Inc. (“True Temper” or the “Company”), a wholly owned subsidiary of True Temper Corporation (“TTC”), is a leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers (“OEMs”) and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance sports products that offer high strength and tight tolerance tubular components to the bicycle, hockey and other recreational sports markets. In 2006, golf shaft sales represented 92% of total net sales, and performance sports sales represented 8%. During the first six months of 2007, net sales of performance sports products represented 9% of total net sales.

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

Results of Operations

The following table sets forth the components of net income (loss) as a percentage of net sales for the periods indicated:

	Quarter Ended		Year-To-Date
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.4	64.6	67.3	64.0
Gross profit	31.6	35.4	32.7	36.0
Selling, general and administrative expenses	10.3	12.9	11.8	12.0
Amortization of intangible assets	11.3	11.3	11.9	11.1
Loss on early extinguishment of long-term debt	—	—	1.2	—
Business development, start-up and transition costs	2.0	3.6	1.7	1.8
Operating income	8.0	7.5	6.1	11.0
Interest expense, net	19.0	16.4	19.6	15.8
Other expenses, net	—	0.1	—	0.1
Income (loss) before income taxes	(11.0)	(8.9)	(13.6)	(4.9)
Income tax expense (benefit)	(4.1)	(3.2)	(5.0)	(1.7)
Net income (loss)	(7.0)%	(5.7)%	(8.6)%	(3.2)%

Second Quarter Ended July 1, 2007 Compared to the Second Quarter Ended July 2, 2006

Net Sales for the second quarter of 2007 increased approximately $2.4 million, or 7.7%, to $33.0 million from $30.7 million in the second quarter of 2006. Golf shaft sales increased approximately $0.9 million, or 3.0%, to $29.3 million compared to the $28.5 million realized in the second quarter of 2006.  This increase related primarily to the incremental sales of premium steel golf shafts resulting from the acquisition of certain assets from Royal Precision, including brands, patents and trademarks.  The increase was partially offset by a decline in unit sales of stock original equipment manufacturer (“OEM”) graphite shafts related primarily to the timing of certain OEM iron launches using the Company’s proprietary graphite iron shafts.

Performance sports sales increased approximately $1.5 million, or 68.9%, to $3.7 million from $2.2 million in the second quarter of 2006.  This increase was the direct result of the Company’s diversification strategy into the cycling and hockey markets, and relates primarily to new products launched in 2007, as well as new customer relationships developed in these same areas as the Company gains marketshare.

Net sales to international customers decreased approximately $0.8 million, or 8.3%, to $9.3 million in the second quarter of 2007 from $10.1 million in the same period of 2006.  This decline relates primarily to the routine shifting of product assembly into and out of China by the major golf OEMs.

Gross Profit for the second quarter of 2007 decreased $0.4 million, or 3.8%, to $10.4 million from $10.8 million in the second quarter of 2006. Gross profit as a percentage of net sales decreased to 31.6% in the second quarter of 2007 from 35.4% in the second quarter of 2006. The decrease in gross profit as a percentage of net sales was driven by several factors, including (i) an increase in the cost of nickel, which is a raw material used in the manufacture of steel golf shafts, (ii) an increase in the cost of medical benefits provided to employees, and (iii) certain inefficiencies experienced in the Company’s Amory, Mississippi production facility related to, among other things, its continued integration of Royal Precision production processes. These unfavorable factors were partially offset by an increase in profit margins due to the mix of products sold being more heavily weighted toward premium steel golf shafts, and the Company’s annual price increase which went into effect on January 1, 2007.

Selling, General and Administrative Expenses (“SG&A”) for the second quarter of 2007 decreased approximately $0.6 million, or 14.4%, to $3.4 million from $4.0 million in the second quarter of 2006.  SG&A as a percentage of net sales decreased to 10.3% from 12.9%.  The decrease in SG&A expenses relates primarily to a variety of cost containment programs implemented in response to the gross profit pressures described above.  These cost controls encompass a variety of functional areas within the organization, and are representative of both permanent cost savings as well as the delay of certain non-essential business activities.

Amortization of Intangible Assets increased during the second quarter of 2007 to $3.7 million from the $3.5 million recorded during the second quarter of 2006. Intangible assets were acquired in connection with the Gilbert Global Acquisition in 2004 and the acquisition of certain assets from Royal Precision in 2006. Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.

Business Development, Start-Up and Transition Costs for the second quarter of 2007 decreased to $0.7 million from $1.1 million in the second quarter of 2006. The costs incurred during the second quarter of 2006 relate primarily to the acquisition of assets from a former competitor in the steel golf shaft industry, Royal Precision. These costs include acquisition related fees and expenses, as well as transportation and integration expenses associated with the transfer of production equipment and inventory to True Temper facilities. The costs incurred during the second quarter of 2007 relate primarily to expenses associated with the acquisition of CN Precision, a steel golf shaft manufacturing facility located in Suzhou, China.  These costs include certain start-up related costs to begin the commissioning of this new facility and the related production equipment.  The Company expects to begin production of steel golf shafts in this new facility by the end of 2007. See Note 7 to the condensed consolidated financial statements for a further discussion of this acquisition. In addition, certain costs related to the Royal Precision integration were incurred in the second quarter of 2007.

Operating Income for the second quarter of 2007 increased approximately $0.3 million, to $2.6 million from $2.3 million in the second quarter of 2006. This increase reflects the gross profit, SG&A and business development, start-up and transition cost impact of the items described above.

Interest Expense, Net for the second quarter of 2007 increased approximately $1.3 million, or 25.1%, to $6.3 million from $5.0 million in the second quarter of 2006. This increase was due primarily to (i) an increase in short-term interest rates experienced in the overall economy, (ii) an increase in the outstanding principal balance of variable rate debt due to the issuance of the $45.0 million second lien credit facility, and (iii) an increase in the weighted average interest rate for the Company’s variable rate debt resulting from the higher LIBOR margin adder on the second lien credit facility.

Income Tax Expense (Benefit) decreased in the second quarter of 2007 to an income tax benefit of $1.3 million compared to an income tax benefit of $1.0 million in the second quarter of 2006. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.

Net Income (Loss) for the second quarter of 2007 decreased to a net loss of $2.3 million as compared to a net loss of $1.7 million in the second quarter of 2006. This decrease reflects the impact of the items described above.

First Six Months Ended July 1, 2007 Compared to the First Six Months Ended July 2, 2006

Net Sales for the first six months of 2007 increased approximately $0.3 million, or 0.5%, to $62.6 million from $62.3 million in the first six months of 2006. Golf shaft sales decreased approximately $1.2 million, or 2.0%, to $56.9 million compared to the $58.0 million realized in the first six months of 2006. This decrease related primarily to a decline in the unit sales of stock OEM graphite shafts associated with the timing of certain OEM iron launches using the Company’s proprietary graphite iron shafts. These factors were partially offset by an increase in premium steel golf shaft sales resulting from the 2006 acquisition of certain assets from Royal Precision, including brands, patents and trademarks.

Performance sports sales increased approximately $1.5 million, or 34.0%, to $5.8 million from $4.3 million in the first six months of 2006. This increase was the direct result of the Company’s diversification strategy into the cycling and hockey markets, and relates primarily to new products launched in 2007, as well as new customer relationships developed in these same areas as the Company gains marketshare.

Net sales to international customers decreased approximately $0.7 million, or 3.6%, to $19.5 million in the first six months of 2007 from $20.2 million in the same period of 2006. This decline relates primarily to the routine shifting of product assembly into and out of China by the major golf OEMs.

Gross Profit for the first six months of 2007 decreased $2.0 million, or 8.8%, to $20.4 million from $22.4 million in the first six months of 2006. Gross profit as a percentage of net sales decreased to 32.7% in the first six months of 2007 from 36.0% in the first six months of 2006. The decrease in gross profit as a percentage of net sales was driven by several factors, including (i) an increase in the cost of nickel, which is a raw material used in the manufacture of steel golf shafts, (ii) an increase in the cost of medical benefits provided to employees, and (iii) certain inefficiencies experienced in the Company’s Amory, Mississippi production facility related to, among other things, its continued integration of Royal Precision production processes. These unfavorable factors were partially offset by an increase in profit margins due to the mix of products sold being more heavily weighted toward premium steel golf shafts, and the Company’s annual price increase which went into effect on January 1, 2007.

Selling, General and Administrative Expenses (“SG&A”) for the first six months of 2007 decreased approximately $0.1 million, or 1.6%, to $7.4 million from $7.5 million in the first six months of 2006. SG&A as a percentage of net sales decreased to 11.8% from 12.0%. The decrease in SG&A expenses relates primarily to a variety of cost containment programs implemented in response to the gross profit pressures described above. These cost controls encompass a variety of functional areas within the organization, and are representative of both permanent cost savings as well as the delay of certain non-essential business activities. The cost reduction actions were partially offset by additional sales and marketing efforts intended to improve the Company’s net sales during 2007.

Amortization of Intangible Assets increased during the first six months of 2007 to $7.5 million from the $6.9 million recorded during the first six months of 2006. Intangible assets were acquired in connection with the Gilbert Global Acquisition in 2004 and the acquisition of certain assets from Royal Precision in 2006. Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.

Business Development, Start-Up and Transition Costs for the first six months of 2007 decreased to $1.0 million from $1.1 million in the first six months of 2006. The costs incurred during the first six months of 2006 relate primarily to the acquisition of certain assets from a former competitor in the steel golf shaft industry, Royal Precision. These costs include acquisition related fees and expenses, as well as transportation and integration expenses associated with the transfer of production equipment and inventory to True Temper facilities. The costs incurred during the first six months of 2007 relate primarily to expenses associated with the acquisition of CN Precision, a steel golf shaft manufacturing facility located in Suzhou, China. These costs include certain start-up related costs to begin the commissioning of this new facility and the related production equipment. The Company expects to begin production of steel golf shafts in this new facility by the end of 2007. See Note 7 to the condensed consolidated financial statements for a further discussion of this acquisition. In addition, certain costs related to the Royal Precision integration were incurred in the second quarter of 2007.

Operating Income for the first six months of 2007 decreased approximately $3.1 million, to $3.8 million from $6.9 million in the first six months of 2006. This decrease reflects the gross profit, SG&A and business development, start-up and transition cost impact of the items described above.

Interest Expense, Net for the first six months of 2007 increased approximately $2.4 million, or 24.5%, to $12.3 million from $9.9 million in the first six months of 2006. This increase was due primarily to (i) an increase in short-term interest rates experienced in the overall economy, (ii) an increase in the outstanding principal balance of variable rate debt due to the issuance of the $45.0 million second lien credit facility, and (iii) an increase in the weighted average interest rate for the Company’s variable rate debt resulting from the higher LIBOR margin adder on the second lien credit facility.

Income Tax Expense (Benefit) decreased in the first six months of 2007 to an income tax benefit of $3.1 million compared to an income tax benefit of $1.1 million in the first six months of 2006. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.

Net Income (Loss) for the first six months of 2007 decreased to a net loss of $5.4 million as compared to a net loss of $2.0 million in the first six months of 2006. This decrease reflects the impact of the items described above.

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

On March 27, 2006, the Company amended and restated its 2004 Senior Credit Facility (the “2006 Restated Credit Facility”). The 2006 Restated Credit Facility included additional term loans under the Company’s existing Senior Secured Credit Facilities of approximately $15.0 million to $18.0 million, amendments that enable the Company to pursue future acquisitions, and the flexibility to enable the Company to execute on its global strategic and operational initiatives.

On January 22, 2007, the Company executed an amendment to its 2006 Restated Credit Facility (the “Second Amendment”). The Second Amendment was made effective as of December 20, 2006. The Second Amendment was executed in conjunction with a second lien financing effort, described more fully below, and related acquisition, described more fully in Note 7 to the condensed consolidated financial statements located elsewhere in this quarterly report. In addition to allowing the flexibility for such second lien financing, the Second Amendment also provided adjustments to certain specified financial ratios and tests included in the 2006 Restated Credit Facility. As part of the Second Amendment, the margin adder on LIBOR based loans was increased to between 3.00% and 3.25%, depending on financial ratios, beginning January 22, 2007.

On January 22, 2007, the Company executed a Second Lien Credit Agreement (the “Second Lien”).  The Second Lien includes additional term loans of approximately $45.0 million, with $24.7 million of the proceeds being used to pay down the debt under the 2006 Restated Credit Facility.  The margin adder under the Second Lien is 4.5% or 5.5%, depending on the type of borrowing.  The maturity date of the Second Lien is June 30, 2011.  The Second Lien does not amortize.

As a result of paying down $24.7 million of the borrowings under the 2006 Restated Credit Facility, the Company recognized a loss on early extinguishment of debt of $0.8 million.  This loss is comprised of the write off of certain deferred financing costs related to the 2006 Restated Credit Facility and third party costs incurred in conjunction with the Second Amendment.

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

On August 14, 2007, TTS Holdings LLC made a capital investment in the Company’s parent, True Temper Corporation, of $1.7 million.  These funds were then contributed by True Temper Corporation to the Company in order to maintain full compliance with the financial covenants in the Company’s 2006 Restated Credit Facility and the Second Lien Credit Agreement.

As of July 1, 2007, with the contribution noted above, the Company was in compliance with all of the covenants in the 2006 Restated Credit Facility, the Second Lien, and the 8 3/8% Notes.

Cash Flows from Operating Activities

Cash flows from operating activities were a use of cash totaling $7.0 million during the first six months of 2007, and a source of cash totaling $3.6 million during the first six months of 2006.

The use of cash in operating activities of $7.0 million in the first six months of 2007 was primarily the result of $1.8 million in cash generated from normal operations offset by a use of cash in working capital of $8.8 million.  The change in working capital consisted primarily of (1) an increase in accounts receivable of $7.1 million, which was an expected increase related to the higher net sales in the second quarter of 2007 compared to the fourth quarter of 2006, and (2) an increase in inventory of $3.6 million, which relates to several factors, including (i) an increase in the cost of nickel, a raw material used in the manufacture of steel golf shafts, (ii) an increase in the number of inventory build programs with key global golf OEMs, and (iii) an increase in the Company’s finished goods levels in anticipation of a stronger second half sales forecast.

The source of cash from operating activities of $3.6 million during the first six months of 2006 was primarily the result of $5.6 million in cash generated from normal operations offset by a use of cash in working capital of $2.1 million.  The change in working capital consisted primarily of (1) an increase in accounts receivable of $4.7 million, which was an expected increase related to the higher net sales in the second quarter of 2006 compared to the fourth quarter of 2005, offset partially by (2) an increase in accounts payable of $2.7 million related to the timing of receipts and payments for raw materials.

Cash Flows from Investing Activities

Cash flows from investing activities were a use of cash totaling $11.2 million during the first six months of 2007, and a use of cash totaling $19.0 million during the first six months of 2006.  The cash used in investing activities during the first six months of 2006 relates primarily to the acquisition of certain assets from Royal Precision. Assets acquired include production equipment, inventory and intellectual property. The cash used in investing activities during the first six months of 2007 relates primarily to the acquisition of CN Precision, as described more fully in Note 7 to the condensed consolidated financial statements located elsewhere in this quarterly report.

Cash Flows from Financing Activities

Cash flows from financing activities were a source of cash totaling $17.9 million during the first six months of 2007, and a source of cash totaling $13.8 million in the first six months of 2006.

The cash provided by financing activities in the first six months of 2006 relates primarily to the events surrounding the acquisition of certain assets from Royal Precision, and includes (i) new borrowings of first lien term debt totaling $18.0 million, (ii) the repayment of $2.7 million in first lien term debt, and (iii) the payment of $1.1 million in debt issuance costs related to the additional borrowings.

The cash provided by financing activities in the first six months of 2007 relates primarily to the events surrounding the acquisition of CN Precision, as well as a general refinancing of term debt, and includes (i) new borrowings of second lien term debt totaling $45.0 million, (ii) the repayment of $24.7 million in first lien term debt, and (iii) the payment of $2.3 million in debt issuance costs related to the additional borrowings.

Existing Contractual Cash Obligations

The following table reflects the Company’s contractual cash obligations for principal payments on long-term debt and operating leases as of July 1, 2007 (dollars in millions):

	Total	2007	2008 through 2009	2010 through 2011	Thereafter
Long-Term Debt(1)	$260.7	$—	$7.0	$253.7	$—
Operating Leases	2.8	0.6	1.3	0.9	—
Total(2)	$263.5	$0.6	$8.3	$254.6	$—

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

In addition to the debt service obligations for principal and interest payments, the Company’s liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. The Company intends to fund its current and long-term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of July 1, 2007 the Company has the $20.0 million revolving credit facility available for future cash requirements (as reduced by any outstanding draws, of which there were $5.0 million as of July 1, 2007). The maximum amount the Company may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the 2006 Restated Credit Facility and is reduced by any outstanding letters of credit. As of July 1, 2007, the Company believes that cash flow generated from operations, in addition to other financing sources, will be sufficient to meet its cash obligations for at least the ensuing 12 month period.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 10 to the condensed consolidated financial statements, which is incorporated herein by this reference.

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

The forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance. However, there are many risk factors, including but not limited to, the Company’s substantial leverage, the Company’s ability to service its debt, the general state of the economy, the Company’s ability to execute its plans, fluctuations in the price and availability of energy, fluctuations in the price and availability of raw materials, potentially significant increases to employee health and welfare costs, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in the Company’s forward-looking statements. Additional information concerning the Company’s risk factors is contained from time to time in the Company’s public filings with the SEC, and most recently in the Risk Factors section of Item 1A to Part 1 of the Company’s 2006 Annual Report on Form 10-K filed with the SEC on March 23, 2007.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The table below provides information about the Company’s debt obligations as of July 1, 2007. The table presents cash flows from principal payments and related weighted average interest rates by expected maturity dates (dollars in millions).

	Expected Maturity Date
LONG TERM DEBT	2007	2008	2009	2010	2011	There- after	Total
Fixed-Rate 8 3/8% Senior Subordinated Notes	$ —	$ —	$ —	$ —	$ 125.0	$ —	$ 125.0
Average Interest Rate							8.38%
2006 Restated Credit Facility	$ —	$ 1.0	$ 6.0	$ 71.1	$ 12.6	$ —	$ 90.7
Average Interest Rate(a)							8.71%
Second Lien	$ —	$ —	$ —	$ —	$ 45.0	$ —	$ 45.0
Average Interest Rate(b)							10.85%

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

The Company’s operating results are affected by changes in interest rates primarily as a result of borrowings under the 2006 Restated Credit Facility and the Second Lien. If interest rates increased by 25 basis points, interest expense would have increased by approximately $0.1 million for the quarterly period ended July 1, 2007, based on balances outstanding during the quarterly period then ended.

Information concerning the Company’s market risks related to foreign exchange rates and commodities is contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2006 Annual Report on Form 10-K, as filed with the SEC on March 23, 2007. This information has been omitted from this report as there have been no material changes to the Company’s risks related to foreign exchange rates and commodities as of July 1, 2007.

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

—Not applicable—

Item 3.                        Defaults Upon Senior Securities

—None—

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended July 1, 2007.

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

**             Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2007.

True Temper Sports, Inc.
By:	/s/ SCOTT C. HENNESSY
Name:	Scott C. Hennessy
Title:	President and Chief Executive Officer
By:	/s/ JASON A. JENNE
Name:	Jason A. Jenne
Title:	Vice President, Chief Financial Officer
and Treasurer