Form 10-Q
period 2007-09-30
TRUE TEMPER SPORTS INC
filed 2007-11-14
CIK 1078547

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-72343

TRUE TEMPER SPORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2112620 (I.R.S. Employer Identification Number)
8275 Tournament Drive Suite 200 Memphis, Tennessee (Address of principal executive offices)	38125 (Zip Code)
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of November 14, 2007, the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

TRUE TEMPER SPORTS, INC.

INDEX

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Quarter Ended		Year-To-Date
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
NET SALES	$24,140	$21,491	$86,756	$83,824
Cost of sales	20,073	14,701	62,244	54,616

GROSS PROFIT	4,067	6,790	24,512	29,208
Selling, general and administrative expenses	3,443	3,277	10,807	10,760
Amortization of intangible assets	3,731	3,768	11,205	10,695
Business development, start-up and transition costs	369	1,040	1,405	2,163
Loss on early extinguishment of long-term debt	—	—	755	—

OPERATING INCOME (LOSS)	(3,476)	(1,295)	340	5,590
Interest expense, net	6,306	5,299	18,585	15,162
Other expenses, net	5	15	27	63

INCOME (LOSS) BEFORE INCOME TAXES	(9,787)	(6,609)	(18,272)	(9,635)
Income tax expense (benefit)	12,990	(2,463)	9,867	(3,514)

NET INCOME (LOSS)	$(22,777)	$(4,146)	$(28,139)	$(6,121)

See accompanying notes to condensed consolidated financial statements.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,238	$3,055
Receivables, net	19,375	16,819
Inventories	27,082	23,208
Deferred tax assets	1,163	1,381
Prepaid expenses and other current assets	2,042	2,731

Total current assets	53,900	47,194
Property, plant and equipment, net	18,955	14,482
Goodwill	156,853	150,883
Intangible assets, net of accumulated amortization of $50,372 at September 30, 2007 and $39,167 at December 31, 2006	122,133	133,262
Other assets	8,407	7,878

Total assets	$360,248	$353,699

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$740	$1,257
Accounts payable	5,992	6,697
Accrued expenses and other current liabilities	9,280	9,904

Total current liabilities	16,012	17,858
Deferred tax liabilities	9,677	206
Long-term debt, net of current portion	259,980	239,149
Other liabilities	5,780	6,204

Total liabilities	291,449	263,417
STOCKHOLDER'S EQUITY
Common stock—par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	118,643	111,943
Accumulated deficit	(49,836)	(21,697)
Accumulated other comprehensive income (loss), net of taxes	(8)	36

Total stockholder's equity	68,799	90,282
Commitments and contingent liabilities	—	—

Total liabilities and stockholder's equity	$360,248	$353,699

See accompanying notes to condensed consolidated financial statements.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year-To-Date
	September 30, 2007	October 1, 2006
OPERATING ACTIVITIES
Net income (loss)	$(28,139)	$(6,121)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of effects of acquisitions:
Depreciation	2,210	1,766
Amortization of deferred financing costs	1,198	1,015
Amortization of intangible assets	11,205	10,695
Loss on disposal of property, plant and equipment	15	25
Loss on early extinguishment of long-term debt	755	—
Deferred income taxes	9,689	(3,676)
Changes in operating assets and liabilities, net	(7,580)	(1,043)

Net cash provided by (used in) operating activities	(10,647)	2,661
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,592)	(4,353)
Acquisition of business	(10,076)	—
Purchase of other assets	—	(15,450)
Other investing activity	(76)	(103)

Net cash used in investing activities	(12,744)	(19,906)
FINANCING ACTIVITIES
Proceeds from issuance of bank debt	45,000	18,000
Capital contributions from True Temper Corporation	6,700	—
Principal payments on bank debt	(24,686)	(3,005)
Payment of debt issuance costs	(2,263)	(1,057)
Other financing activity	(177)	(464)

Net cash provided by financing activities	24,574	13,474
Net increase (decrease) in cash and cash equivalents	1,183	(3,771)
Cash and cash equivalents at beginning of period	3,055	4,733

Cash and cash equivalents at end of period	$4,238	$962

See accompanying notes to condensed consolidated financial statements.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands unless otherwise indicated)

1)    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of True Temper Sports, Inc. and subsidiaries ("True Temper" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by U.S. generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the unaudited condensed consolidated financial statements as of and for the periods ended September 30, 2007 and October 1, 2006 include all adjustments, consisting of only normal recurring adjustments, which are necessary for the fair presentation of results for interim periods.

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

        On January 30, 2004, TTS Holdings LLC, a company formed by Gilbert Global Equity Partners, L.P. and its affiliated funds ("Gilbert Global"), entered into a stock purchase agreement with the Company's direct parent company, True Temper Corporation ("TTC"), pursuant to which TTS Holdings LLC and certain of the Company's senior management purchased all of the outstanding shares of TTC. In connection with this acquisition, and effective on March 15, 2004, the Company repaid all of its outstanding 2002 senior credit facility, redeemed all of its 10 7/8% senior subordinated notes due 2008, and made certain payments of the net remaining equity of the predecessor company to the selling shareholders. These payments were financed with the net proceeds of a new senior credit facility and new 8 3/8% senior subordinated notes due 2011.

        This transaction was accounted for by TTC using the purchase method of accounting. As the Company is a wholly owned subsidiary of True Temper Corporation, the Company has "pushed down" the effect of the purchase method of accounting to the financial statements of True Temper Sports, Inc.

2)    Stock-Based Compensation

        On August 10, 2005, TTC issued to certain employees in return for service a total of 525,400 stock options and stock appreciation rights ("Equity Incentive Awards") to purchase common stock of TTC for $13.56 per share. The Equity Incentive Awards have a term of ten years, and vest and become exercisable at various times and under various conditions through August 10, 2012 with certain acceleration features based on performance criteria.

        There have been no equity incentive awards granted, exercised or forfeited in the first nine months of 2007. The weighted average remaining contractual life of the Equity Incentive Awards is between eight and nine years.

        In addition, TTC has 468,000 equity awards which vest only upon a sale of TTC and achievement of certain other terms as described in the awards. As of September 30, 2007, the events required for vesting of these awards are not expected to occur in the near term.

3)    Inventories

	September 30, 2007	December 31, 2006
Raw materials	$5,152	$5,168
Work in process	3,204	3,553
Finished goods	18,726	14,487

Total	$27,082	$23,208

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

	Quarter Ended		Year-To-Date
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net sales:
Golf shafts	$20,557	$19,428	$77,407	$77,459
Performance sports	3,583	2,063	9,349	6,365

Total	$24,140	$21,491	$86,756	$83,824

Gross profit:
Golf shafts	$3,323	$6,413	$22,694	$28,169
Performance sports	744	377	1,818	1,039

Total	$4,067	$6,790	$24,512	$29,208

        Following is a reconciliation of total reportable segment gross profit to total Company income (loss) before income taxes:

	Quarter Ended		Year-To-Date
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Total reportable segment gross profit	$4,067	$6,790	$24,512	$29,208
Less:
Selling, general and administrative expenses	3,443	3,277	10,807	10,760
Amortization of intangible assets	3,731	3,768	11,205	10,695
Business development, start-up and transition costs	369	1,040	1,405	2,163
Loss on early extinguishment of long-term debt	—	—	755	—
Interest expense, net	6,306	5,299	18,585	15,162
Other expense, net	5	15	27	63

Total Company income (loss) before income taxes	$(9,787)	$(6,609)	$(18,272)	$(9,635)

5)    Comprehensive Income (Loss)

        Total comprehensive income (loss) and its components for the periods covered by this report are as follows:

	Quarter Ended		Year-To-Date
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net income (loss)	$(22,777)	$(4,146)	$(28,139)	$(6,121)
Mark to market adjustment on derivative instruments, net of taxes	(2)	(2)	(44)	(2)

Total comprehensive income (loss)	$(22,779)	$(4,148)	$(28,183)	$(6,123)

6)    Pension and Other Postretirement Benefits

        The following table reflects the Company's net periodic pension benefit expense and cash contributions to its pension plan, as well as the net periodic postretirement benefit expense related to its unfunded health care plan for retirees, for the periods covered by this report:

	Quarter Ended		Year-To-Date
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Pension Plan:
Net periodic pension benefit expense	$120	$114	$360	$342
Cash contributions to the pension plan	$107	$103	$212	$251
Postretirement Health Plan:
Net periodic postretirement benefit expense	$123	$78	$366	$234

7)    Acquisition of Business

        On February 25, 2007, the Company acquired 100% of the shares of Supertop Enterprises Limited, the sole shareholder of CN Precision So., Ltd ("CN Precision"), a wholly foreign-owned enterprise in Suzhou, China for approximately $9.5 million. Approximately $0.7 million of the purchase price was contingent upon the successful completion of certain contractual obligations by the seller. As of September 30, 2007, all of the contractual obligations had been fulfilled by the seller, and the entire $0.7 million contingent purchase price had been paid.

        CN Precision is a startup steel golf shaft manufacturing facility. True Temper is in the process of commissioning all of the machinery and equipment necessary to begin production of steel golf shafts at CN Precision, and expects to begin manufacturing salable product by the end of 2007.

        The Company is in the process of obtaining third-party valuations of certain of the tangible and intangible assets acquired, therefore, the allocation of the purchase price is subject to refinement. The preliminary purchase price allocation includes approximately $0.3 million in identifiable intangible assets and $5.7 million of goodwill.

        The financial position of CN Precision as of September 30, 2007 and the results of operations of CN Precision from February 25, 2007 through September 30, 2007 have been included in these consolidated financial statements. The Company's consolidated results of operations would not have been significantly different than reported results had the acquisition occurred at the beginning of 2007 or 2006, respectively.

8)    Debt Refinancing

        On January 22, 2007, the Company executed an amendment to its 2006 Restated Credit Facility (the "Second Amendment"). The Second Amendment was made effective as of December 20, 2006. The Second Amendment was executed in conjunction with a second lien financing effort, described more fully below, and related acquisition, described in Note 7. In addition to allowing the flexibility for such second lien financing, the Second Amendment also provided adjustments to certain specified financial ratios and tests included in the 2006 Restated Credit Facility. As part of the Second Amendment, the margin adder on LIBOR based loans was increased to between 3.00% and 3.25%, depending on financial ratios, beginning January 22, 2007.

        On January 22, 2007, the Company executed a Second Lien Credit Agreement (the "Second Lien"). The Second Lien includes additional term loans of approximately $45.0 million, with $24.7 million of the proceeds being used to pay down the debt under the 2006 Restated Credit Facility. The Second Lien is variable rate debt, which provides for interest at the Company's option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 4.50%, or (2) under a LIBOR option with a borrowing spread of LIBOR plus 5.50%. The maturity date of the Second Lien is June 30, 2011. The Second Lien does not amortize. The Company paid approximately $1.6 million of financing fees and other direct costs associated with the Second Lien financing, including $0.3 million paid to Gilbert Global, which have been recorded as deferred financing costs in Other Assets in the Company's condensed consolidated balance sheets.

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

        The following table provides the changes in the Company's product warranties:

	Quarter Ended		Year-To-Date
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Balance at beginning of period	$435	$504	$326	$309
Accruals for warranties issued	520	259	1,243	781
Warranty claims paid	(551)	(408)	(1,165)	(735)

Balance at end of period	$404	$355	$404	$355

10)  Recent Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a "more likely than not" recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. Upon adoption, the Company recorded no liability for unrecognized tax benefits as it believes all of the Company's tax positions are highly certain of being recognized for income tax purposes. Therefore, the adoption of FIN 48 had no impact on the Company's consolidated financial position or its results of operations.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company's use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on its 2008 consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158") which requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit pension or other postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial and experience gains and losses and the prior service costs and credits. For an employer without publicly traded equity securities, the requirement of SFAS 158 to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures is effective as of the end of the fiscal year ending after June 15, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is in the process of evaluating the effect, if any, the adoption of SFAS 158 will have on its 2007 and 2008 consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115 ("SFAS 159"). SFAS 159 permits an entity to irrevocably elect to report selected financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election may be applied on an instrument-by-instrument basis. SFAS 159 also establishes additional presentation and disclosure requirements for items measured using the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS 159, the adoption is not expected to have a material impact on its 2008 consolidated financial statements.

11)  Income Taxes

        In the third quarter of 2007, the Company recorded income tax expense of $13.0 million, primarily related to establishing a full valuation allowance against its deferred tax assets which were, at September 30, 2007, in excess of its deferred tax liabilities amortizing or reversing over similar time periods. The remaining net deferred tax liability of $8.5 million on the Company's condensed consolidated balance sheet as of September 30, 2007 related entirely to intangible assets with indefinite lives.

        In accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"), the Company evaluates its deferred income taxes quarterly to determine if a valuation allowance is required. SFAS 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, companies must give more weight to evidence that can be objectively verified, and less weight to evidence that is more subjective in nature. Accordingly, when the Company evaluates the need for a valuation allowance it normally relies more heavily on recent financial performance than on projections of future taxable income.

        The Company believes that a valuation allowance is now required due to developments in the third quarter of 2007. In conducting the analysis for the period ended September 30, 2007, the Company utilized a consistent approach which relies heavily on reviewing the three year cumulative pretax income or loss for financial reporting purposes, as adjusted for any items that are unusual or infrequent in nature. In addition, all available positive and negative evidence was assessed, including future expected taxable income. In concluding that a full valuation allowance was required, the Company determined that the historical cumulative loss information outweighed other positive evidence available.

12)  Related Party Transactions

        As part of the management services agreement between the Company and an entity affiliated with Gilbert Global, the following payments have been made during 2007, or have been are associated with transactions that were consummated in 2007:

Annual advisory fee	$250
Transaction fee associated with acquisition of CN Precision, as more fully described in Note 7	$375
Transaction fee associated with the debt refinancing, as more fully described in Note 8	$375

13)  Capital Contribution

        On August 14, 2007, TTS Holdings LLC made a capital investment in the Company's parent, True Temper Corporation, of $1.7 million. These funds were then contributed by True Temper Corporation to the Company in order to maintain full compliance with the second quarter 2007 financial covenants in the Company's 2006 Restated Credit Facility and the Second Lien Credit Agreement.

        On September 14, 2007, TTS Holdings LLC made a capital investment in the Company's parent, True Temper Corporation, of $5.0 million. These funds were then contributed by True Temper Corporation to the Company in order to maintain full compliance with the third quarter 2007 financial covenants in the Company's 2006 Restated Credit Facility and the Second Lien Credit Agreement.

        These equity investments, totaling approximately $6.7 million, were from the proceeds of Series A Senior Preferred Shares issued by the Company's parent. While the Senior Preferred shares contain customary mandatory redemption features that are binding on the Company's parent, the Company has no legal obligation to redeem the Senior Preferred Shares in the future, nor has the Company guaranteed or pledged its assets in regard to them. True Temper Corporation is a holding company whose primary operations are through its investment in the Company.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the more detailed information in the True Temper Sports, Inc. 2006 annual financial statements, including the notes thereto, appearing in the 2006 Annual Report on Form 10-K, filed with the SEC on March 23, 2007.

Company Overview

        True Temper Sports, Inc. ("True Temper" or the "Company"), a wholly owned subsidiary of True Temper Corporation ("TTC"), is a leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers ("OEMs") and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance sports products that offer high strength and tight tolerance tubular components to the bicycle, hockey and other recreational sports markets. In 2006, golf shaft sales represented 92% of total net sales, and performance sports sales represented 8%. During the first nine months of 2007, net sales of performance sports products represented 11% of total net sales.

Purchase Agreement for True Temper Corporation

        On January 30, 2004, TTS Holdings LLC, a company formed by Gilbert Global Equity Partners, L.P. and its affiliated funds ("Gilbert Global"), entered into a stock purchase agreement with the Company's direct parent company, True Temper Corporation, pursuant to which TTS Holdings LLC and certain of the Company's senior management purchased all of the outstanding shares of TTC ("Gilbert Global Acquisition"). In connection with this acquisition, and effective on March 15, 2004, the Company repaid all of its outstanding 2002 senior credit facility, redeemed all of its 10 7/8% senior subordinated notes due 2008, and made certain payments of the net remaining equity of the predecessor company to the selling shareholders. These payments were financed with the net proceeds of a new senior credit facility and new 8 3/8% senior subordinated notes due 2011.

        The Gilbert Global Acquisition was accounted for by TTC using the purchase method of accounting. As the Company is a wholly owned subsidiary of TTC, the Company has "pushed down" the effect of the purchase method of accounting to the consolidated financial statements of True Temper Sports, Inc.

Results of Operations

        The following table sets forth the components of net income (loss) as a percentage of net sales for the periods indicated:

	Quarter Ended		Year-To-Date
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.2	68.4	71.7	65.2

Gross profit	16.8	31.6	28.3	34.8
Selling, general and administrative expenses	14.3	15.2	12.5	12.8
Amortization of intangible assets	15.5	17.5	12.9	12.8
Loss on early extinguishment of long-term debt	—	—	0.9	—
Business development, start-up and transition costs	1.5	4.8	1.6	2.6

Operating income (loss)	(14.4)	(6.0)	0.4	6.7
Interest expense, net	26.1	24.7	21.4	18.1
Other expenses, net	—	0.1	—	0.1

Income (loss) before income taxes	(40.5)	(30.8)	(21.1)	(11.5)
Income tax expense (benefit)	53.8	(11.5)	11.4	(4.2)

Net income (loss)	(94.4)%	(19.3)%	(32.4)%	(7.3)%

Third Quarter Ended September 30, 2007 Compared to the Third Quarter Ended October 1, 2006

        Net Sales for the third quarter of 2007 increased approximately $2.6 million, or 12.3%, to $24.1 million from $21.5 million in the third quarter of 2006. Golf shaft sales increased approximately $1.1 million, or 5.8%, to $20.6 million compared to the $19.4 million realized in the third quarter of 2006. This improvement related primarily to an increase in unit sales of stock original equipment manufacturer ("OEM") graphite shafts for certain OEM iron launches using the Company's proprietary graphite iron shafts.

        Performance sports sales increased approximately $1.5 million, or 73.7%, to $3.6 million from $2.1 million in the third quarter of 2006. This increase was the direct result of the Company's diversification strategy into the cycling and hockey markets, and relates primarily to new products launched in 2007, as well as new customer relationships developed in these same areas as the Company continues to gain marketshare and execute on its performance sports growth strategy.

        Net sales to international customers increased approximately $0.9 million, or 10.3%, to $9.9 million in the third quarter of 2007 from $8.9 million in the same period of 2006. This increase relates primarily to revenue growth in the Japanese golf market, which is a targeted growth region for the Company, as well as the routine shifting of product assembly into and out of China by the major golf OEMs.

        Gross Profit for the third quarter of 2007 decreased $2.7 million, or 40.1%, to $4.1 million from $6.8 million in the third quarter of 2006. Gross profit as a percentage of net sales decreased to 16.8% in the third quarter of 2007 from 31.6% in the third quarter of 2006. The decrease in gross profit as a percentage of net sales was driven by several factors, including (i) an increase in the cost of nickel, which is a raw material used in the manufacture of steel golf shafts, (ii) an increase in the cost of medical benefits provided to employees, and (iii) certain inefficiencies experienced in the Company's Amory, Mississippi production facility related to, among other things, its continued integration of Royal Precision production processes. These unfavorable factors were partially offset by an increase in profit margins due to the Company's annual price increase which went into effect on January 1, 2007.

        Selling, General and Administrative Expenses ("SG&A") for the third quarter of 2007 totaled $3.4 million, and was relatively flat with the $3.3 million reported in the third quarter of 2006. SG&A as a percentage of net sales decreased to 14.3% from 15.2%. There was a reduction in SG&A expenses related primarily to a variety of cost containment programs implemented in response to the gross profit pressures described above. These cost controls encompass a variety of functional areas within the organization, and are representative of both permanent cost savings as well as the delay of certain non-essential business activities. The cost reduction actions were offset by additional sales and marketing efforts intended to improve the Company's net sales during 2007.

        Amortization of Intangible Assets for the third quarter of 2007 totaled $3.7 million, and was relatively flat with the $3.8 million reported in the third quarter of 2006. Intangible assets were acquired in connection with the Gilbert Global Acquisition in 2004 and the acquisition of certain assets from Royal Precision in 2006. Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.

        Business Development, Start-Up and Transition Costs for the third quarter of 2007 decreased to $0.4 million from $1.0 million in the third quarter of 2006. The costs incurred during the third quarter of 2006 relate primarily to the acquisition of assets from a former competitor in the steel golf shaft industry, Royal Precision. These costs include acquisition related fees and expenses, as well as transportation and integration expenses associated with the transfer of production equipment and inventory to True Temper facilities. The costs incurred during the third quarter of 2007 relate primarily to expenses associated with the acquisition of CN Precision, a steel golf shaft manufacturing facility located in Suzhou, China. These costs include certain start-up related costs to begin the commissioning of this new facility and the related production equipment. The Company expects to begin production of steel golf shafts in this new facility by the end of 2007. See Note 7 to the condensed consolidated financial statements for a further discussion of this acquisition.

        Operating Income (Loss) for the third quarter of 2007 decreased approximately $2.2 million, to an operating loss of $3.5 million from an operating loss of $1.3 million in the third quarter of 2006. This increase reflects the gross profit, SG&A and business development, start-up and transition cost impact of the items described above.

        Interest Expense, Net for the third quarter of 2007 increased approximately $1.0 million, or 19.0%, to $6.3 million from $5.3 million in the third quarter of 2006. This increase was due primarily to (i) an increase in short-term interest rates experienced in the overall economy, (ii) an increase in the outstanding principal balance of variable rate debt due to the issuance of the $45.0 million second lien credit facility, and (iii) an increase in the weighted average interest rate for the Company's variable rate debt resulting from the higher LIBOR margin adder on the second lien credit facility.

        Income Tax Expense (Benefit) increased in the third quarter of 2007 to an income tax expense of $13.0 million compared to an income tax benefit of $2.5 million in the third quarter of 2006. This increase was due primarily to a charge establishing a valuation allowance against deferred tax assets. See Note 11 to the condensed consolidated financial statements for a further discussion of this charge. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes and the provision of the valuation allowance referred to above.

        Net Income (Loss) for the third quarter of 2007 decreased to a net loss of $22.8 million as compared to a net loss of $4.1 million in the third quarter of 2006. This decrease reflects the impact of the items described above.

First Nine Months Ended September 30, 2007 Compared to the First Nine Months Ended October 1, 2006

        Net Sales for the first nine months of 2007 increased approximately $2.9 million, or 3.5%, to $86.8 million from $83.8 million in the first nine months of 2006. Golf shaft sales were relatively flat compared to the first nine months of 2006, at $77.4 million. There was a decrease in golf shaft sales related primarily to a decline in the unit sales of stock OEM graphite shafts associated with the timing of certain OEM iron launches using the Company's proprietary graphite iron shafts. This decline was offset by an increase in premium steel golf shaft sales resulting from the 2006 acquisition of certain assets from Royal Precision, including brands, patents and trademarks.

        Performance sports sales increased approximately $3.0 million, or 46.9%, to $9.3 million from $6.4 million in the first nine months of 2006. This increase was the direct result of the Company's diversification strategy into the cycling and hockey markets, and relates primarily to new products launched in 2007, as well as new customer relationships developed in these same areas as the Company continues to gain marketshare and execute on its performance sports growth strategy.

        Net sales to international customers increased approximately $0.2 million, or 0.7%, to $29.4 million in the first nine months of 2007 from $29.2 million in the same period of 2006. This increase relates primarily to revenue growth in the Japanese golf market, which is a targeted growth region for the Company, as well as the routine shifting of product assembly into and out of China by the major golf OEMs.

        Gross Profit for the first nine months of 2007 decreased $4.7 million, or 16.1%, to $24.5 million from $29.2 million in the first nine months of 2006. Gross profit as a percentage of net sales decreased to 28.3% in the first nine months of 2007 from 34.8% in the first nine months of 2006. The decrease in gross profit as a percentage of net sales was driven by several factors, including (i) an increase in the cost of nickel, which is a raw material used in the manufacture of steel golf shafts, (ii) an increase in the cost of medical benefits provided to employees, and (iii) certain inefficiencies experienced in the Company's Amory, Mississippi production facility related to, among other things, its continued integration of Royal Precision production processes. These unfavorable factors were partially offset by an increase in profit margins due to the mix of products sold being more heavily weighted toward premium steel golf shafts, and the Company's annual price increase which went into effect on January 1, 2007.

        Selling, General and Administrative Expenses ("SG&A") for the first nine months of 2007 were relatively unchanged when compared to the first nine months of 2006 at $10.8 million. SG&A as a percentage of net sales decreased to 12.5% from 12.8%. There was a reduction in SG&A expenses related primarily to a variety of cost containment programs implemented in response to the gross profit pressures described above. These cost controls encompass a variety of functional areas within the organization, and are representative of both permanent cost savings as well as the delay of certain non-essential business activities. The cost reduction actions were offset by additional sales and marketing efforts intended to improve the Company's net sales during 2007.

        Amortization of Intangible Assets increased during the first nine months of 2007 to $11.2 million from the $10.7 million recorded during the first nine months of 2006. Intangible assets were acquired in connection with the Gilbert Global Acquisition in 2004 and the acquisition of certain assets from Royal Precision in 2006. Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.

        Business Development, Start-Up and Transition Costs for the first nine months of 2007 decreased to $1.4 million from $2.2 million in the first nine months of 2006. The costs incurred during the first nine months of 2006 relate primarily to the acquisition of certain assets from a former competitor in the steel golf shaft industry, Royal Precision. These costs include acquisition related fees and expenses, as well as transportation and integration expenses associated with the transfer of production equipment and inventory to True Temper facilities. The costs incurred during the first nine months of 2007 relate primarily to expenses associated with the acquisition of CN Precision, a steel golf shaft manufacturing facility located in Suzhou, China. These costs include certain start-up related costs to begin the commissioning of this new facility and the related production equipment. The Company expects to begin production of steel golf shafts in this new facility by the end of 2007. See Note 7 to the condensed consolidated financial statements for a further discussion of this acquisition. In addition, certain costs related to the Royal Precision integration were incurred in the second quarter of 2007.

        Operating Income for the first nine months of 2007 decreased approximately $5.3 million, to $0.3 million from $5.6 million in the first nine months of 2006. This decrease reflects the gross profit, SG&A and business development, start-up and transition cost impact of the items described above.

        Interest Expense, Net for the first nine months of 2007 increased approximately $3.4 million, or 22.6%, to $18.6 million from $15.2 million in the first nine months of 2006. This increase was due primarily to (i) an increase in short-term interest rates experienced in the overall economy, (ii) an increase in the outstanding principal balance of variable rate debt due to the issuance of the $45.0 million second lien credit facility, and (iii) an increase in the weighted average interest rate for the Company's variable rate debt resulting from the higher LIBOR margin adder on the second lien credit facility.

        Income Tax Expense (Benefit) increased in the first nine months of 2007 to an income tax expense of $9.9 million compared to an income tax benefit of $3.5 million in the first nine months of 2006. This increase was due primarily to a charge establishing a valuation allowance against deferred tax assets. See Note 11 to the condensed consolidated financial statements for a further discussion of this charge. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes and the provision of the valuation allowance referred to above.

        Net Income (Loss) for the first nine months of 2007 decreased to a net loss of $28.1 million as compared to a net loss of $6.1 million in the first nine months of 2006. This decrease reflects the impact of the items described above.

Liquidity and Capital Resources

General

        As part of the Gilbert Global Acquisition, the Company entered into a new senior credit facility (the "2004 Senior Credit Facility") which includes a $20.0 million non-amortizing revolving credit facility and a $110.0 million Term B loan (as amended from time to time). The term loan requires cash interest payments and quarterly principal payments beginning June 30, 2004 and continuing through March 15, 2011.

        Also in conjunction with the Gilbert Global Acquisition, the Company issued new 8 3/8% Senior Subordinated Notes due 2011 (the "8 3/8% Notes"). The 8 3/8% Notes require cash interest payments each March 15th and September 15th commencing on September 15, 2004. The 8 3/8% Notes are redeemable at the Company's option, under certain circumstances and at certain redemption prices, beginning March 15, 2008.

        The Company used the proceeds from the 2004 Senior Credit Facility and the 8 3/8% Notes to pay off the existing debt that was outstanding at closing on March 15, 2004, and to make a distribution of the net remaining equity to the selling shareholders.

        On March 27, 2006, the Company amended and restated its 2004 Senior Credit Facility (the "2006 Restated Credit Facility"). The 2006 Restated Credit Facility included additional term loans under the Company's existing Senior Secured Credit Facilities of approximately $15.0 million to $18.0 million, amendments that enable the Company to pursue future acquisitions, and the flexibility to enable the Company to execute on its global strategic and operational initiatives.

        On January 22, 2007, the Company executed an amendment to its 2006 Restated Credit Facility (the "Second Amendment"). The Second Amendment was made effective as of December 20, 2006. The Second Amendment was executed in conjunction with a second lien financing effort, described more fully below, and related acquisition, described more fully in Note 8 to the condensed consolidated financial statements located elsewhere in this quarterly report. In addition to allowing the flexibility for such second lien financing, the Second Amendment also provided adjustments to certain specified financial ratios and tests included in the 2006 Restated Credit Facility. As part of the Second Amendment, the margin adder on LIBOR based loans was increased to between 3.00% and 3.25%, depending on financial ratios, beginning January 22, 2007.

        On January 22, 2007, the Company executed a Second Lien Credit Agreement (the "Second Lien"). The Second Lien includes additional term loans of approximately $45.0 million, with $24.7 million of the proceeds being used to pay down the debt under the 2006 Restated Credit Facility. The margin adder under the Second Lien is 4.5% or 5.5%, depending on the type of borrowing. The maturity date of the Second Lien is June 30, 2011. The Second Lien does not amortize.

        As a result of paying down $24.7 million of the borrowings under the 2006 Restated Credit Facility, the Company recognized a loss on early extinguishment of debt of $0.8 million. This loss is comprised of the write off of certain deferred financing costs related to the 2006 Restated Credit Facility and third party costs incurred in conjunction with the Second Amendment.

        The 2006 Restated Credit Facility, the Second Lien, and the 8 3/8% Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit the Company's ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The 2006 Restated Credit Facility also requires the Company to maintain certain specified financial ratios and tests including minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. Furthermore, the 2006 Restated Credit Facility requires certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of the Company's excess cash flows as defined within the credit agreement.

        On August 14, 2007, TTS Holdings LLC made a capital investment in the Company's parent, True Temper Corporation, of $1.7 million. These funds were then contributed by True Temper Corporation to the Company in order to maintain full compliance with the second quarter 2007 financial covenants in the Company's 2006 Restated Credit Facility and the Second Lien Credit Agreement.

        On September 14, 2007, TTS Holdings LLC made a capital investment in the Company's parent, True Temper Corporation, of $5.0 million. These funds were then contributed by True Temper Corporation to the Company in order to maintain full compliance with the third quarter 2007 financial covenants in the Company's 2006 Restated Credit Facility and the Second Lien Credit Agreement.

        As of September 30, 2007, with the contributions noted above, the Company was in compliance with all of the covenants in the 2006 Restated Credit Facility, the Second Lien, and the 8 3/8% Notes.

Cash Flows from Operating Activities

        Cash flows from operating activities were a use of cash totaling $10.6 million during the first nine months of 2007, and a source of cash totaling $2.7 million during the first nine months of 2006.

        The use of cash in operating activities of $10.6 million in the first nine months of 2007 was primarily the result of $3.0 million in cash used by normal operations as well as a use of cash in working capital of $7.6 million. The use of cash in normal operations was driven primarily by cash interest expense of $18.9 million during the first nine months of 2007. The change in working capital consisted primarily of (1) an increase in accounts receivable of $2.6 million, which was an expected increase related to the higher net sales in the third quarter of 2007 compared to the fourth quarter of 2006, and (2) an increase in inventory of $3.9 million, which relates to several factors, including (i) an increase in the cost of nickel, a raw material used in the manufacture of steel golf shafts, (ii) an increase in the number of inventory build programs with key global golf OEMs, and (iii) an increase in the Company's finished goods levels in anticipation of continued revenue gains in future periods.

        The source of cash from operating activities of $2.7 million during the first nine months of 2006 was primarily the result of $3.7 million in cash generated from normal operations offset by a use of cash in working capital of $1.0 million. The change in working capital consisted primarily of (1) an increase in inventory of $5.6 million as the Company purchased additional graphite raw material in anticipation of future demand in a tight materials market, (2) an increase in accounts payable of $4.0 million related to the timing of receipts and payments for raw materials, and (3) a decrease in accounts receivable of $2.3 million, which was an expected decline related to the lower net sales in the third quarter of 2006 compared to the fourth quarter of 2005.

Cash Flows from Investing Activities

        Cash flows from investing activities were a use of cash totaling $12.7 million during the first nine months of 2007, and a use of cash totaling $19.9 million during the first nine months of 2006. The cash used in investing activities during the first nine months of 2007 relates primarily to the acquisition of CN Precision, as described more fully in Note 7 to the condensed consolidated financial statements located elsewhere in this quarterly report. The cash used in investing activities during the first nine months of 2006 relates primarily to the acquisition of certain assets from Royal Precision. Assets acquired include production equipment, inventory and intellectual property.

Cash Flows from Financing Activities

        Cash flows from financing activities were a source of cash totaling $24.6 million during the first nine months of 2007, and a source of cash totaling $13.5 million in the first nine months of 2006.

        The cash provided by financing activities in the first nine months of 2007 relates primarily to the events surrounding the acquisition of CN Precision, as well as a general refinancing of term debt, and includes (i) new borrowings of second lien term debt totaling $45.0 million, (ii) the repayment of $24.7 million in first lien term debt, and (iii) the payment of $2.3 million in debt issuance costs related to the additional borrowings.

        The cash provided by financing activities in the first nine months of 2006 relates primarily to the events surrounding the acquisition of certain assets from Royal Precision, and includes (i) new borrowings of first lien term debt totaling $18.0 million, (ii) the repayment of $3.0 million in first lien term debt, and (iii) the payment of $1.1 million in debt issuance costs related to the additional borrowings.

        In addition, as described above, during the third quarter of 2007 True Temper Corporation, the Company's parent, made equity investments in True Temper Sports, Inc. totaling $6.7 million. The equity investments were from the proceeds of Series A Senior Preferred Shares issued by the Company's parent. While the Senior Preferred Shares contain customary mandatory redemption features that are binding on the Company's parent, the Company has no legal obligation to redeem the Senior Preferred Shares in the future, nor has the Company guaranteed or pledged its assets in regard to them. True Temper Corporation is a holding Company whose primary operations are through its investment in the Company.

Existing Contractual Cash Obligations

        The following table reflects the Company's contractual cash obligations for principal payments on long-term debt and operating leases as of September 30, 2007 (dollars in millions):

	Total	2007	2008 through 2009	2010 through 2011	Thereafter
Long-Term Debt(1)	$260.7	$—	$7.0	$253.7	$—
Operating Leases	2.5	0.3	1.3	0.9	—

Total(2)	$263.2	$0.3	$8.3	$254.6	$—

(1)
The Company's long-term debt agreements contain customary change of control provisions that could, under certain circumstances, cause accelerated debt repayment.

(2)
This table does not include the Company's future obligations related to the funding of its pension benefits.

Future Cash Generation and Use

        Currently the Company's intention is to use existing cash and cash provided from future operations, if any, as allowed within the covenants of the 2006 Restated Credit Facility, the Second Lien and the 8 3/8% Notes, to:

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

        In addition to the debt service obligations for principal and interest payments, the Company's liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. The Company intends to fund its current and long-term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of September 30, 2007 the Company has the $20.0 million revolving credit facility available for future cash requirements (as reduced by any outstanding draws, of which there were $5.0 million as of September 30, 2007). The maximum amount the Company may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the 2006 Restated Credit Facility and is reduced by any outstanding letters of credit (which totaled $2.6 million as of September 30, 2007). As of September 30, 2007, the Company believes that cash flow generated from operations, in addition to other financing sources, will be sufficient to meet its cash obligations for at least the ensuing 12 month period.

        In addition to the Company's cash obligations for interest and principal payments related to its debt obligations, the Company also has a management services agreement with an affiliate of Gilbert Global, which requires the payment of an annual management services fee of $0.5 million, as well as a transaction based advisory fee associated with any significant merger, acquisition or financing transaction entered into by the Company. A fee of $0.8 million was paid to Gilbert Global associated with 2007 CN Precision acquisition and related financing activities, as more fully explained in Note 7 and Note 8 to the condensed consolidated financial statements located elsewhere in this quarterly report.

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

Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by the Company. This document contains forward-looking statements, including but not limited to Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations". All statements which address future operating or financial performance, events or developments that the Company expects, plans, believes, hopes, wishes, forecasts, predicts, intends, or anticipates will occur in the future, and other similar meanings or phrases, are forward-looking statements within the meaning of the Act.

        The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. However, there are many risk factors, including but not limited to, the Company's substantial leverage, the Company's ability to service its debt, the general state of the economy, the Company's ability to execute its plans, fluctuations in the price and availability of energy, fluctuations in the price and availability of raw materials, potentially significant increases to employee health and welfare costs, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in the Company's forward-looking statements. Additional information concerning the Company's risk factors is contained from time to time in the Company's public filings with the SEC, and most recently in the Risk Factors section of Item 1A to Part 1 of the Company's 2006 Annual Report on Form 10-K filed with the SEC on March 23, 2007.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

        The table below provides information about the Company's debt obligations as of September 30, 2007. The table presents cash flows from principal payments and related weighted average interest rates by expected maturity dates (dollars in millions).

	Expected Maturity Date
LONG TERM DEBT
	2007	2008	2009	2010	2011	Thereafter	Total
Fixed-Rate 8 3/8% Senior Subordinated Notes	$—	$—	$—	$—	$125.0	$—	$125.0
Average Interest Rate							8.38%
2006 Restated Credit Facility	$—	$1.0	$6.0	$71.1	$12.6	$—	$90.7
Average Interest Rate(a)							8.76%
Second Lien	$—	$—	$—	$—	$45.0	$—	$45.0
Average Interest Rate(b)							10.86%

(a)
Term loans under the 2006 Restated Credit Facility provide for interest at the Company's option at (1) the base rate of the bank acting as administrative agent plus 2.00% to 2.25%, or (2) under a LIBOR option with a borrowing rate of LIBOR plus 3.00% to 3.25%.

(b)
The Second Lien is variable rate debt, which provides for interest at the Company's option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 4.50%, or (2) under a LIBOR option with a borrowing spread of LIBOR plus 5.50%.

        The Company's operating results are affected by changes in interest rates primarily as a result of borrowings under the 2006 Restated Credit Facility and the Second Lien. If interest rates increased by 25 basis points, interest expense would have increased by approximately $0.1 million for the quarterly period ended September 30, 2007, based on balances outstanding during the quarterly period then ended.

        Information concerning the Company's market risks related to foreign exchange rates and commodities is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2006 Annual Report on Form 10-K, as filed with the SEC on March 23, 2007. This information has been omitted from this report as there have been no material changes to the Company's risks related to foreign exchange rates and commodities as of September 30, 2007.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Evaluations required by Rule 13a-15 of the Securities Exchange Act of 1934 of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report have been carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no changes in the Company's internal control over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising from these matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

Item 1A.    Risk Factors

        —No changes—

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        —Not applicable—

Item 3.    Defaults Upon Senior Securities

        —None—

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended September 30, 2007.

Item 5.    Other Information

        —Not Applicable—

Item 6.    Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2007.

TRUE TEMPER SPORTS, INC.
By:	/s/ SCOTT C. HENNESSY
Name:	Scott C. Hennessy
Title:	President and Chief Executive Officer
By:	/s/ JASON A. JENNE
Name:	Jason A. Jenne
Title:	Vice President, Chief Financial Officer and Treasurer

QuickLinks

TRUE TEMPER SPORTS, INC. INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES (A wholly-owned subsidiary of True Temper Corporation) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Dollars in thousands)
TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES (A wholly-owned subsidiary of True Temper Corporation) CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in thousands)
TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES (A wholly-owned subsidiary of True Temper Corporation) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES