Form 10-K
period 2007-12-31
TRUE TEMPER SPORTS INC
filed 2008-03-21
CIK 1078547

Use these links to rapidly review the document
TRUE TEMPER SPORTS, INC. ANNUAL REPORT ON FORM 10-K For the Fiscal Year Ended December 31, 2007 INDEX
Item 8. Consolidated Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒        Smaller reporting company ☐
 (Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         As of June 29, 2007 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding. All of the Registrant's outstanding shares were held by True Temper Corporation, the Registrant's parent company, as of June 29, 2007.

Documents Incorporated by Reference

None.

TRUE TEMPER SPORTS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2007

INDEX

PART I

Item 1.      Business

Purchase Agreement for True Temper Corporation

        On January 30, 2004, TTS Holdings LLC, a new company formed by Gilbert Global Equity Partners, L.P. and its affiliated funds ("Gilbert Global"), entered into a stock purchase agreement with True Temper Sports, Inc.'s ("True Temper" or the "Company") direct parent company, True Temper Corporation ("TTC"), pursuant to which TTS Holdings LLC and certain of the Company's senior management purchased all of the outstanding shares of TTC ("Gilbert Global Acquisition"). The Gilbert Global Acquisition was finalized and closed on March 15, 2004.

General

        We are the world's leading designer, manufacturer and marketer of golf shafts. Since the 1930s, we have manufactured golf shafts under the widely recognized True Temper brand. In 2007, approximately 70% of our revenue was generated through the sale of steel golf shafts. We believe that our share of the worldwide steel golf shaft market was approximately 70% to 80% in 2007 and that our share is several times greater than that of the next largest market participant. We are a leading supplier of premium steel shafts to the top golf club original equipment manufacturers and distributors, including Adams, Callaway, Cleveland, Golfsmith, Golf Works, Mizuno, Nike, Ping, TaylorMade, Titleist and Wilson. From 1988 to 2007, our steel shafts were played by all of the winners of the PGA's 80 major championships. We are also one of the world's largest manufacturers of premium graphite (carbon fiber based composites) golf shafts, with an estimated share of approximately 10% of this highly fragmented market. In addition to golf shafts, through our Performance Sports business, we also design, manufacture and market products such as steel and titanium alloy bicycle frames, composite bicycle components, such as forks and handlebars, and graphite hockey sticks.

        Our golf shaft products include numerous proprietary models (with our customers' brand name, label or trademark affixed to the shaft) as well as a number of branded models (with the True Temper, Royal Precision or Grafalloy brand name, label or trademark affixed to the shaft), including a full range of premium and commercial grade steel and graphite shafts. We design, manufacture and market a number of steel shaft product lines, including:

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

  •
  Project X Flighted, which features a variable tip flex design producing high launching long irons and controlled short irons;

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

  •
  TT Lite, which was designed for the custom club builders and offers a standard weight and mid-flex design which allows for various trimming options for a truly custom fit; and

  •
  Numerous co-branded and proprietary products.

        We also design, manufacture and market several lines of premium graphite shafts under the Grafalloy brand name. Our graphite shafts have a strong presence at the professional level and have been played by winners on each of the professional tours, including the PGA, EPGA, LPGA, Champions and Nationwide Tours. Our most popular graphite shaft brands include:

  •
  Grafalloy ProLaunch Platinum, a graphite shaft combining ProLaunch technology with proprietary Smart-Ply™ design to reduce shaft ovalization in the downswing for maximum distance;

  •
  Grafalloy ProLaunch Blue, a graphite shaft designed with today's high performance heads and low-spin balls to help players achieve optimal launch conditions to reduce ball spin and maximize distance; and

  •
  Grafalloy Prolaunch Red, featuring Prolaunch technology in a design specifically engineered to produce a lower, more penetrating trajectory.

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

        In addition, this expertise in various materials was instrumental in our ability to develop the next generation of golf shafts using patented Nanofuse® material. The first brand launch using this revolutionary material is the Grafalloy Epic shaft which has been proven to not only improve distance but also to significantly reduce dispersion.

        Through our Performance Sports business, we have utilized the capabilities developed in our golf shaft business to pursue other branded recreational sports equipment markets that have similar competitive dynamics, manufacturing requirements, and raw material applications. We focus on the premium segment of the bicycle market where innovation, quality and branding are highly valued by the consumer, and products are often customized to suit the individual consumer's specific requirements. Our value-added premium bicycle component products generally have higher margins than component parts made for bicycles sold in mass channel retail stores. In the hockey components market, we focus on composite shafts and full sticks used in a variety of original equipment manufacturers' one-piece and composite sticks.

The Golf Club Shaft Industry

        The golf market for hard goods is estimated to be a $5.0 to $7.0 billion industry, with golf clubs making up the largest portion at over 50%. Spending in the golf equipment industry is highly concentrated among avid golfers (golfers that play more than 25 rounds of golf per year) who account for nearly 60% of the total spending on golf equipment despite only accounting for approximately one quarter of the golfing population.

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

        The golf shaft market is comprised primarily of steel and graphite shafts. We believe that in 2007 the two largest participants in the worldwide steel shaft market comprised an aggregate market share of approximately 90%. We believe that this concentration in the steel shaft market is due to the high barriers to entry created by the technical expertise and capital investment necessary to participate in the market as well as the customized manufacturing process required for the production of premium steel shafts. The production of graphite shafts is less capital intensive and requires less investment than steel shaft manufacturing. Although recently there has been some consolidation among graphite shaft manufacturers, the graphite shaft industry is fragmented, with the top six market participants representing approximately 75% of the worldwide market in 2007. We believe that the relatively lower barriers to entry account for this fragmentation.

        We believe that from 1991 to 1995, graphite shafts gained share in the overall shaft market due to the light-weight, vibration-damping characteristics of graphite shafts, particularly for longer-shafted, larger-headed woods. Since 1995, however, the development of vibration damping materials for steel shafts such as our SensiCore insert, along with the introduction of lighter weight steel alloys in products such as our Dynamic Gold SL and GS75 shafts, have resulted in steel shafts that have the vibration damping and light-weight characteristics of graphite shafts together with the consistent performance and distance control qualities of steel shafts. We believe that these design improvements contributed to the growth in share of steel shafts in the overall shaft market from approximately 50% in 1995 to approximately 55% to 60% in 2007.

Products

        We design, manufacture and market steel and graphite golf shafts, as well as a variety of high strength, tight tolerance components for the hockey, bicycle and other recreational sports markets. Our proprietary golf shafts, which accounted for approximately 25% of our net sales in 2007, are custom designed, and frequently co-branded in partnership with our customers, to accommodate specific golf club head designs. As an example, our proprietary models include co-branded products such as Callaway's Uniflex, Nike's Speedstep and Ping's AWT. Our branded products with the True Temper, Royal Precision or Grafalloy names and designs are typically sold to golf club original equipment manufacturers, distributors and various custom club assemblers, and are used to either assemble new clubs or to replace the shafts in existing clubs.

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

        Graphite Golf Shafts.    We manufacture a wide range of graphite golf shaft lines, which are offered in a variety of weights, torques and flexes. Our graphite golf shafts are currently being played by numerous touring professionals on the PGA, EPGA, LPGA, Champions and Nationwide Tours. Our graphite shafts are sold under the Grafalloy brand name. Similar to steel, graphite shafts can be placed in several categories of performance, quality and price. Historically, most of the graphite golf shafts that we produced were higher quality and higher priced premium grade shafts that are sold to golf equipment distributors, and to original equipment manufacturers for their custom product offerings. Beginning in 2004, with the establishment of our lower cost China manufacturing facility, we also began producing and selling certain lower price point graphite shafts. These products are currently used primarily as stock offerings in original equipment manufacturer iron programs.

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

        Golf Shafts with New Materials.    In early 2007, we introduced driver and fairway wood shafts constructed of patented Nanofuse® material, which utilizes today's most advanced nanotechnology to produce a stronger, lighter shaft which incorporates the benefits of both graphite and steel.

        Performance Sports Products.    We also manufacture and sell a wide variety of high performance components for the bicycle, hockey and other recreational sports markets. In 2007, we sold our performance sports products to a broad range of original equipment manufacturers and distributors.

Customers

        We maintain long-standing relationships with a highly diversified customer base. We are a leading supplier of shafts to the top golf club original equipment manufacturers and distributors, including Adams, Callaway, Cleveland, Golfsmith, Golf Works, Mizuno, Nike, Ping, TaylorMade, Titleist and Wilson. In addition, we are partnered with several of the leading component suppliers in the hockey market, such as Reebok and Sherwood. In 2007, we had in excess of 600 customers, including approximately 540 manufacturers/retailers and approximately 80 distributors.

        For many years, we have maintained a broad and diversified customer base in the golf equipment market. In 2007, our top ten customers represented approximately 70% of our net sales, and our top customer accounted for approximately 15% of our net sales.

        We believe that our close customer relationships and responsive service have been significant elements to our success and that our engineering and manufacturing expertise provide us with a strong competitive advantage in truly partnering with our customer base. We have developed and co-branded many proprietary shafts with our customers. As an example, we produce proprietary customized steel shafts for Callaway, under the Uniflex brand; for Ping, under the AWT brand; and for Nike, using the Speedstep brand.

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

        We believe that our share of the worldwide steel golf shaft market was approximately 70% to 80% in 2007 and that our share is several times greater than the share of the next largest market participant. We believe that we compete primarily with three other steel golf shaft manufacturers: Far East Machinery Co., Ltd., located in Taiwan which produces primarily commercial grade golf shafts, Nippon Shaft Co., Ltd., a Japanese manufacturer of primarily premium golf shafts, and Summit Sports World Wide Co., Ltd. which produces limited volumes of commercial grade golf shafts.

        Unlike steel, the graphite shaft manufacturing industry is highly fragmented with a large number of suppliers selling to only a few customers. We believe there are approximately 50 graphite shaft manufacturers worldwide. A few of these companies reside in North America and many are located in Asia. We do not believe that there are any graphite suppliers currently with a market share in graphite that is comparable to the market share we have in steel. We believe we are one of the six largest producers of branded premium grade graphite shafts in the world and we estimate that our market share is approximately 10%. Our major competitors in the premium grade branded graphite shaft market include Aldila, Inc., United Sports Technologies, Inc., Graphite Design International, Fujikura Composites and Mitsubishi.

        We believe that we are the only golf shaft company in the world which is capable, within its own facilities, of manufacturing both steel and graphite golf shafts in large volumes.

Design & Development

        We design and develop products for both proprietary/co-branded market applications and for the True Temper, Royal Precision and Grafalloy branded product range.

        The larger golf club manufacturers often request exclusively designed proprietary or co-branded steel and graphite golf shafts for their club systems, which require golf shafts, heads and grips engineered to work together. We are committed to serving this market by maintaining our role as a leader in innovative shaft designs for both steel and graphite materials technology. Shaft designs and modifications are frequently the direct result of our efforts combined with those of our customers to develop an exclusive shaft specifically designed for that customer's clubs. We use a computer aided design analysis system to evaluate a new shaft's design with respect to weight, torque, flex point, tip and butt flexibility, swing weight and other critical shaft design criteria.

        In addition to our proprietary/co-branded products, we are very active in designing and developing new products under our various brand names that meet the performance needs of golfers of all ages and skill levels. We develop these branded products based upon our internal research and evaluation of consumer needs and preferences.

        The materials typically used in production of our designs include several different high strength steel alloys, advanced composites of graphite and glass fibers with thermosetting epoxy resin systems, and today's most advanced nano materials.

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

        Research and development costs for the years ended December 31, 2007, 2006 and 2005 were $1.8 million, $1.9 million and $1.8 million, respectively.

Manufacturing

        We believe that our manufacturing expertise and production capabilities enable us to respond quickly to customers' orders and provide sufficient quantities on a timely basis. We believe that our investment in capital equipment and personnel training has helped us to establish a reputation as one of the leading manufacturers of steel and graphite shafts.

        Steel Shaft Manufacturing Process.    The process of manufacturing a steel golf shaft has many distinct phases. Generally, a large steel coil is unrolled and then formed lengthwise, welded and cut into cylinders. The tubing is then treated and fitted over a metal rod or "mandrel" that is used to determine the precise inside diameter of the cylinder as it is drawn. The tubing is stretched, cut into sections, and then weighed and balanced. Later, through a process that we pioneered, the sections are tapered to give each shaft model a particular flex and frequency. The shafts are cleaned, straightened, heat-treated and tempered. Some of the shafts are straightened by machines designed and built by us. The shafts are plated with layers of nickel to prevent corrosion and then covered with a fine layer of chrome. Finally, shafts are dried, polished and inspected for cosmetic flaws before our name and logo is affixed to the shaft.

        Graphite Shaft Manufacturing Process.    There are two processes which are used to manufacture a graphite shaft: flag-wrapping and filament-winding. Most of our graphite shafts are produced using the flag-wrapping technique. The flag-wrapping method uses graphite fiber materials or "prepreg" in sheet form, which requires refrigeration until use. Each new roll of prepreg is allowed to reach room temperature before the material is cut into pennant-shaped patterns called flags for each particular shaft design. Layer by layer, various combinations of prepreg flags are wrapped around mandrels specified for each particular shaft design. The layered materials are then encased in thin layers of clear tape for compaction and heated at high temperatures to harden the material. At the end of the process, the shafts are painted and stylized using a variety of colors, patterns and designs. The filament-winding process, on the other hand, begins with a spool, rather than a sheet, of graphite fiber, which is fed onto the reel of a machine which then wraps the fiber around a mandrel by turning the mandrel and simultaneously moving the graphite fiber from one end of the mandrel to the other. Once the mandrel is wrapped, the process uses the same encasing and heating techniques as the flag wrapping process.

        Raw Materials.    We use several raw materials to produce steel golf shafts, including several steel alloys sourced from a number of vendors, nickel crowns and plating chemicals, Sensicore inserts and various sundry supplies, boxes and labels. Graphite shafts are produced with a variety of graphite fiber materials that we source from several different vendors. In addition, graphite shafts are finished with a wide variety of paints, inks and heat transfer labels. We believe that there are adequate alternative suppliers of these materials and, therefore, we do not believe that we are dependent on any one supplier.

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

        For example, we have maintained a strong presence among PGA Tour players, particularly since 1981, when we began sending our PGA Tour van to all major PGA events. The tour van functions as a golf club custom shop on wheels, visiting numerous professional tour events during 2007. Typically, the van is located near the practice tee and lends technical support to the tour professionals while simultaneously promoting the True Temper, Royal Precision and Grafalloy brands to representatives of original equipment manufacturers. In addition, we provide technical support to the players on the Champions, Nationwide and LPGA Tours as well as the European and Japanese PGA Tours.

        Although we do not pay any professional golfer to endorse or play our shafts, we believe that the use of our products by professional golfers enhances our reputation for quality and performance while also promoting the use of our shafts. Due to our strong reputation and service, we estimate that over 90% of professional golfers around the world use our product in competition. We clearly recognize the influence that a professional golfer, or very low handicap golfer, can have on consumer preferences, so we also engage in special promotional efforts with local club and teaching professionals, and we contribute shafts to college athletic programs, to encourage the use of our product so they provide positive feedback on the True Temper, Royal Precision and Grafalloy brands to their constituents.

        Much of our advertising and promotional spending is dedicated to print and television advertising, including cooperative advertising with our customers. Additional advertising and promotional spending is allocated to promotional events such as trade shows, consumer golf shows, PGA Tour activities and retail golf shop advertising displays.

        Advertising and promotional costs for the years ended December 31, 2007, 2006 and 2005 were $3.2 million, $3.7 million and $3.5 million, respectively.

Distribution & Sales

        We primarily sell our shafts to original equipment manufacturers, retailers and distributors. Typically, distributors resell our products to custom club assemblers, pro shops and individuals. Sales to golf club manufacturers/retailers accounted for approximately 87% of our net golf shaft sales in 2007, and sales to distributors represented approximately 13% of our 2007 net golf shaft sales.

        We believe that we have one of the most experienced and respected sales staffs in the industry. Our sales and marketing department includes domestic sales managers, international sales managers, a customer service/logistics group and a team of design professionals that provides field support to our sales representatives. We believe that our international market presence, which comprised approximately 36% of our total 2007 net sales, provides an opportunity for future growth. We market our products in Japan, Europe, and Asia and maintain a distribution operation in each region. Financial information by geographic segment is contained in Note 14 to the consolidated financial statements located elsewhere in this annual report.

Employees

        As of December 31, 2007, we had 807 full-time employees, including 17 in sales and marketing, 40 in research, development and manufacturing engineering, approximately 700 in production and the balance in administrative and support roles. In addition, we had approximately 300 manufacturing workers contracted through temporary service firms.

        The hourly employees at our steel plant in Amory, Mississippi are represented by the United Steel Workers of America. In August 2007, the United Steel Workers union at our Amory, Mississippi facility voted to accept a new collective bargaining agreement that covers a four-year period beginning in August 2007 and expiring on June 30, 2011. We believe that our relationships with the union and our employees are good.

Intellectual Property

        As of December 31, 2007, we held 54 patents worldwide relating to various products and proprietary technologies, including the SensiCore technology, and had three patent applications pending. We also hold numerous trademarks related to, among other things, our True Temper, Grafalloy, Royal Precision and Alpha Q branded products. We do not believe that our competitive position is dependent solely on patent or trademark protection, or that our operations are dependent on any individual patent or trademark.

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

        Like any manufacturer, we are subject to the possibility that we may receive notices of potential liability, pursuant to Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), commonly known as Superfund, or analogous state laws, for cleanup costs associated with onsite or offsite waste recycling or disposal facilities at which waste associated with our operations have allegedly come to be located. Liability under CERCLA is strict, retroactive and joint and several. To our knowledge, no notices involving any material liability are currently pending.

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

  •
  increase our vulnerability to increases in interest rates because our secured credit facilities, under which our indebtedness was $135.7 million as of December 31, 2007, are subject to variable interest rates;

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

        We may not be able to continue to develop competitive products, develop or use technology on a timely or competitive basis, or otherwise respond to emerging market trends. Because the introduction of new golf shafts using steel, graphite or other composite and combined materials is critical to our future success, our continued growth will depend, in large part, on our ability to successfully develop and introduce new products in the marketplace. Should golf consumers prefer to use golf clubs made from materials other than steel or graphite, there could be a material adverse effect on the results of our operations. In addition, the design of new golf clubs is also greatly influenced by the rules and interpretations of the U.S. Golf Association, or USGA, and the Royal and Ancient Golf Club of St. Andrews, or R&A. Although the golf equipment standards established by the USGA and R&A generally apply to competitive events sanctioned by those organizations, we believe that it is critical for our future success that our new shafts comply with USGA and R&A standards. New products that we introduce may not receive USGA or R&A approval. In addition, existing USGA and R&A standards may be changed in ways that adversely affect the sales of our current or future products.

We are subject to work stoppages at our steel manufacturing facility, which could impact the overall profitability of our business.

        If any labor disruption or work stoppages affect our employees, the results of our operation could be adversely affected. At December 31, 2007, we employed 807 full-time individuals. Of these, 397 hourly employees at our Amory, Mississippi facility are represented by the United Steel Workers of America. Our collective bargaining agreement with the United Steel Workers of America will expire on June 30, 2011. We may not be able to reach an agreement on a new collective bargaining agreement. If a work stoppage or other labor disruption were to occur, our results of operations may be materially adversely affected.

We face intense competition with other golf shaft designers and manufacturers, and our inability to compete effectively for any reason could adversely affect our business.

        We operate in a highly competitive environment and compete against a number of established golf shaft designers, manufacturers and distributors. Unlike the steel shaft industry, the graphite shaft industry is highly fragmented. As a result, we compete with many competitors involved in the design and manufacture of graphite shafts. While we have had long-established relationships with most of our customers, we are not the exclusive supplier to most of them, and consistent with the industry practice, generally do not have long-term, multi-year contracts with our customers. Although we believe that our relationships with our customers are good, the loss of a significant customer or a substantial decrease in sales to a significant customer could have a material adverse affect on our business and operating results. See "Business—Competition" for a description of the bases on which we compete and the number of competitors in our industry. These factors, as well as demographic trends and economic conditions, could result in increased competition and could have a material adverse effect on our results of operations.

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

        In 2003, we opened a graphite manufacturing facility in Guangzhou, China in order to be able to produce our graphite shafts at a lower cost. We have since transitioned the majority of our composite manufacturing capacity from the United States to China. In addition, in 2007 we acquired CN Precision, a start-up steel golf shaft manufacturing plant in Suzhou, China in order to produce a portion of our steel golf shafts overseas. As a result, we will be subject to potential political instability in China and trade conflict between the United States and China.

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

        Since we are dependent upon certain suppliers for steel, nickel, composite graphite material and other materials, we are subject to price increases and delays in receiving such materials. Although we have several sources for most of the key raw materials we purchase, and we attempt to establish purchase price commitments for one-year periods, we are subject to price increases for raw materials used in the manufacture of golf shafts and to delays in receiving these materials. As key components to the manufacture of golf shafts, a substantial price increase to one or more of these raw materials or any extended delay in their delivery could result in a material adverse effect on our results of operations.

Fluctuations in the cost and availability of energy sources could adversely affect our business.

        Our graphite shaft manufacturing operations in the United States and China are dependent upon a consistent and affordable supply of electricity. If there is a prolonged shortage of electrical supply to these facilities and/or a significant increase in the cost of electrical power, we may need to temporarily or permanently close our graphite shaft operations, which could materially adversely affect our results of operations. In addition, our steel shaft manufacturing plant located in Mississippi relies upon a consistent and affordable supply of natural gas in order to conduct normal operations. If our Mississippi facility should experience a shortage in supply or a significant increase in cost for natural gas, it could have a material adverse affect on our results of operations.

Fluctuations in the availability of energy sources to our customers could adversely affect our business.

        There are a significant number of golf equipment original equipment manufacturers and assemblers that are headquartered and conduct manufacturing operations in Southern California and Southern China. In the aggregate, these companies account for a significant share of the golf equipment market and also account for a considerable portion of our sales revenue. With the disruption of electrical power to these areas in recent years there is a risk that our customers' manufacturing operations may be adversely affected by power shortages. If this were to occur they may reduce their purchases of shafts from us causing a significant adverse impact to our revenues and results of operations.

Fluctuations in cost of health insurance could adversely affect our business.

        Health insurance coverage is a valuable benefit in retaining and attracting employees and has been subject to significant price increases by health industry providers. Since we plan to continue to provide health benefits to our employees, the rising costs could have a material adverse affect on the results of our operations. We currently have contractual caps on the maximum increase in premium cost for our U.S. healthcare coverage that extend into 2010; however, beyond this date we are subject to overall market forces that drive healthcare expenses.

If we are unable to protect our intellectual property rights, our business and prospects may be harmed.

        The patents we hold relating to certain of our products and technologies may not offer complete protection against infringement of our proprietary rights by others. As of December 31, 2007, we held 54 patents worldwide relating to various products and proprietary technologies, and had three patent applications pending. Patents may not be issued for the pending patent applications. Moreover, these patents may have limited commercial value or may not adequately protect our products. Additionally, the U.S. patents that we hold do not preclude competitors from developing or marketing products similar to our products in international markets. We may infringe on others' intellectual property rights. One or more adverse judgments with respect to these intellectual property rights could negatively impact our ability to compete and could adversely affect our business.

We are subject to various environmental, health and safety laws and regulations that govern, and impose liability, for our activities and operations. If we do not comply with these laws and regulations, our business could be materially and adversely affected.

        We are subject to federal, state, and local environmental and workplace health and safety laws, regulations and requirements in both the United States and China, which, if contravened, could result in significant costs to us. Our manufacturing operations involve the use of hazardous substances and should there be a release of such substances from our facilities, we may be held liable. The penalties or corrective action costs associated with noncompliance could be material. In addition, we may receive notices of potential liability for cleanup costs associated with waste recycling or disposal facilities at which wastes associated with our operations have allegedly come to be located.

Fluctuations in certain general economic conditions could increase our minimum pension liability under our defined benefit pension plan.

        We maintain an employer sponsored defined benefit pension plan for the hourly employees at our Amory, Mississippi steel golf shaft plant. We are subject to Financial Accounting Standards Board guidelines and subject to ERISA regulations with regard to our cash funding of the plan. As a result, certain U.S. economic conditions involving weak equity market performance and low general interest rates can both reduce the total value of the assets of the plan as well as increase our benefit obligation under the plan. If these economic conditions are severe enough they could have a significant adverse effect on the funding status of our plan and our overall results of operations.

        In addition, as new pension laws are enacted they can have an adverse effect on our pension liability and/or cash funding requirements, and as a result our overall business.

If we do not retain our key personnel and attract and retain other highly skilled employees our business will suffer.

        If we fail to recruit and retain the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel. If any of these persons were to leave our company it could be difficult to replace them, and our business would be harmed. See "Management."

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

        From time to time, we are subject to product liability claims involving personal injuries allegedly relating to our products. While we carry product liability insurance, currently pending claims and any future claims are subject to the general uncertainties related to litigation, and the ultimate outcome of any such proceedings or claims cannot be predicted.

We may not be able to identify suitable acquisition candidates, and even if we do, we may not be able to acquire those candidates or successfully integrate their operations with ours.

        We continuously review acquisition prospects that would complement our current product offerings, increase our size and geographic scope of operations or otherwise offer growth and operating efficiency opportunities. Any future acquisition may not be successfully completed or, if completed, any such acquisition may not be effectively integrated into our business. Acquisitions may entail numerous risks and impose costs on us, including, among others, difficulties associated with assimilating acquired manufacturing operations or products, diversion of management's attention and adverse effects on existing business relationships with suppliers and customers. In addition, any future acquisitions could result in the incurrence of debt or contingent liabilities, which could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to achieve necessary output, efficiency and productivity levels in our manufacturing facilities.

        During 2006 and 2007, due to a number of factors including the acquisition of new products and manufacturing processes from Royal Precision, the efficiency and productivity in our Amory, Mississippi steel product manufacturing facility deteriorated. We expect to regain these efficiencies in the future, but if we are not able to do so, or if efficiencies deteriorate further, it could have a material adverse effect on our business.

We may not be able to adequately ramp up production in our new steel golf shaft facility in Suzhou, China, or the start-up process may be delayed or require more investments than we originally anticipated.

        In 2007, we acquired a start-up steel golf shaft manufacturing facility in Suzhou, China. We have made investments in this facility in the form of buildings, equipment, and personnel, and we plan to produce a portion of our products in this facility beginning in 2008. Any delay in the start-up of this facility, or any increased investment requirements above those originally budgeted, could have an adverse effect on our overall business.

Terrorist attacks, such as the attacks that occurred on September 11, 2001, and other acts of violence or war, including the military action in Iraq, could negatively impact the U.S. and foreign economies, the financial markets, the industries in which we operate, our operations and our profitability.

        Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks worldwide. These attacks have contributed to economic instability in the United States and elsewhere, and further acts of terrorism, violence or war could further affect the industries in which we operate, our business and our results of operations. In addition, terrorist attacks or hostilities may directly impact our physical facilities or those of our suppliers or customers and could impact our sales, our supply chain, our production capability and our ability to deliver our products and services to our customers. The consequences of any terrorist attacks or hostilities are unpredictable, and we may not be able to foresee events that could have an adverse effect on our operations.

Risks Associated with Forward Looking Statements

        The Private Securities Litigation Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by our Company. This document contains forward-looking statements, including but not limited to, Item 1 of Part I "Business" and Item 7 of Part II "Management's Discussion and Analysis of Financial Condition and Results of Operations". All statements which address operating performance, events or developments that we expect, plan, believe, hope, wish, forecast, predict, intend, or anticipate will occur in the future are forward looking statements within the meaning of the Act.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.      Properties

        Our administrative offices and manufacturing facilities currently occupy approximately 560,000 square feet. Our shafts are manufactured at separate facilities, including steel shaft facilities located in Amory, Mississippi and Suzhou, China, and a composite graphite shaft facility located in Guangzhou, China. Our executive offices are located in a leased facility in Memphis, Tennessee. The following table sets forth certain information regarding significant facilities operated by us as of December 31, 2007:

Facility	Location	Approx. Sq. Ft.		Owned/ Leased	Lease Expiration Date
Corporate Offices	Memphis, Tennessee	15,241		Leased	June 2011
Steel Shaft/Tubing Mfg.	Amory, Mississippi	335,000		Leased	January 2063(1)
Composite Shaft Mfg.	Guangzhou, China	99,298		Leased	March 2008(3)
Steel Shaft Mfg	Suzhou, China	83,000		Owned
Composite R&D, Distribution	San Diego, California	17,885		Leased	December 2011
Steel R&D	Olive Branch, Mississippi	5,000		Leased	Monthly
Test Facility	Robinsonville, Mississippi	1,000	(2)	Leased	March 2008(3)

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

(3)
The Company intends to renew these leases on substantially the same economic terms.

        In addition, we promote our products in international markets through sales and distribution offices in Japan and the United Kingdom, and we also distribute our product in Southeast Asia from our distribution warehouse in Hong Kong. To the extent that any such properties are leased, we expect to be able to renew such leases or to lease comparable facilities on terms commercially acceptable to us.

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

Item 4.      Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during 2007.

PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        There is no public market for the Company's equity securities. All of the Company's capital stock is owned by True Temper Corporation.

        The Company paid no dividends on its shares of common stock in 2006 or 2007.

        The Company's various debt instruments impose restrictions on the payment of dividends by means of covenants. The Company was in compliance with all debt covenants as of December 31, 2007.

        There were no purchases of the Company's equity securities by or on behalf of the Company or any affiliated purchaser during the fourth quarter of 2007.

Item 6.      Selected Financial Data

        Set forth below are our selected historical financial data for the five fiscal years ended December 31, 2007. The historical financial data were derived from our audited consolidated financial statements and the notes thereto (except the ratio of earnings to fixed charges data), for which the December 31, 2007, 2006 and 2005 financial statements are included herein. As more fully described in note 4 of this table, the Company went through a business combination on March 15, 2004. Accordingly, the following selected financial data is presented for both the predecessor and successor companies.

	Successor Company
					Predecessor Company
	Years Ended
				Period from March 15 to December 31, 2004	Period from January 1 to March 14, 2004
	December 31, 2007	December 31, 2006	December 31, 2005			Year Ended December 31, 2003
	(Dollars in thousands)

STATEMENT OF OPERATIONS DATA:
Net sales	$116,273	$108,005	$117,594	$78,120	$20,247	$116,206
Gross profit	33,906	34,811	47,232	18,016	8,376	46,736
Selling, general and administrative expenses	14,725	14,226	14,660	9,520	3,635	14,747
Amortization of intangible assets(1)	14,941	14,343	13,840	10,984	—	—
Business development, start-up and transition costs(2)	2,012	2,688	208	738	100	869
Impairment charge on long-lived assets(3)	—	—	357	—	—	—
Transaction and reorganization expenses(4)	—	—	—	25	5,381	—
Loss on early extinguishment of debt(5)	755	—	—	—	9,217	—
Operating income (loss)	1,473	3,554	18,167	(3,251)	(9,957)	31,120
Interest expense, net	24,921	20,525	18,631	13,491	2,498	13,017
Income tax (benefit) expense(6)	9,991	(6,279)	33	(6,350)	(2,845)	7,113
Net income (loss)	(33,471)	(10,767)	(466)	(10,464)	(9,608)	10,858
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital(7)	$31,630	$26,281	$27,403	$25,324	$14,551	$15,372
Total assets	359,850	353,699	349,836	360,825	178,057	179,616
Total debt(8)	260,720	240,406	220,725	232,725	106,030	113,730
Total stockholder's equity	58,001	90,282	99,764	101,330	39,064	48,793
OTHER FINANCIAL DATA:
Cash provided by (used in) operating activities	$(9,939)	$941	$15,936	$6,702	$2,982	$21,402
Cash used in investing activities	(12,780)	(20,464)	(2,031)	(1,182)	(330)	(3,460)
Cash provided by (used in) financing activities	24,386	17,845	(12,509)	(5,019)	(8,205)	(16,623)
Depreciation	3,028	2,616	2,725	2,420	671	2,906
Capital expenditures(9)	3,170	4,888	2,612	1,232	330	3,460
Ratio of earnings to fixed charges(10)	—	—	—	—	—	2.3x

(1)
As of January 1, 2002 the Company adopted the provisions of SFAS No. 141, Business Combinations. This statement requires the identification and valuation of intangible assets acquired in a business combination. Identifiable intangible assets determined to have definitive lives must be amortized over those expected useful lives. Certain intangible assets with definitive lives were identified, and the amortization expense during the period from March 15, 2004 through December 31, 2007 relates to the amortization of these intangibles. See Note 4 to the financial statements included elsewhere in this annual report for further discussion.

(2)
Reflects various start-up business expenses related to the opening of the Company's composite manufacturing operation in China, and the related down-sizing costs incurred at the Company's California facility. Also reflects costs associated with the start-up of the Company's steel shaft manufacturing operation in China. Also reflects costs associated with the acquisition of assets from a former competitor in the steel golf shaft industry, Royal Precision. These costs include acquisition-related fees and expenses, as well as transportation and integration expenses associated with the transfer of production equipment and inventory to True Temper facilities. For a more complete discussion of business development and start-up costs see Note 2(j) to the financial statements included elsewhere in this annual report.

(3)
Impairment charge on long-lived assets reflects the 2005 write-down, and subsequent disposal, of certain manufacturing equipment originally obtained through the acquisition of substantially all of the tangible personal property of Apollo Sports in 2000. Apollo Sports was a steel golf shaft competitor in England that went out of business in 2000. A significant portion of the assets acquired were subsequently transferred to True Temper's Amory, Mississippi facility. This write-off represents the remainder of the assets located in the United Kingdom that were deemed unusable.

(4)
On January 30, 2004, TTS Holdings LLC, a new company formed by Gilbert Global Equity Partners, L.P. and its affiliated funds ("Gilbert Global"), entered into a stock purchase agreement with the Company's direct parent company, True Temper Corporation ("TTC"), pursuant to which TTS Holdings LLC and certain of the Company's senior management purchased all of the outstanding shares of True Temper Corporation. In connection with this acquisition, and effective on March 15, 2004, the Company repaid all of its outstanding 2002 senior credit facility, redeemed all of its 10 7/8% senior subordinated notes due 2008, and made certain payments of the net remaining equity of the predecessor company to the selling shareholders. These payments were financed with the net proceeds of a new senior credit facility and new 8 3/8% senior subordinated notes due 2011. As a result of this transaction, the Company incurred certain expenses for legal, investment banking and other matters; and also recognized a loss on early extinguishment of its 10 7/8% senior subordinated notes due 2008.

The Gilbert Global Acquisition was accounted for by TTC using the purchase method of accounting. As the Company is a wholly owned subsidiary of TTC, the Company has "pushed down" the effect of the purchase method of accounting to its financial statements. The Company's consolidated financial results present the historical cost basis results of the Company as "predecessor company" through March 14, 2004, and results of the Company as "successor company" after the date. Accordingly, certain elements of the successor company presentation are not comparable to the predecessor company presentation due to the different basis of accounting.

(5)
On January 22, 2007, the Company executed an amendment to its 2006 Restated Credit Facility and executed a Second Lien Credit Agreement including term loans of $45.0 million, with approximately $25.0 million of the proceeds being used to pay down the debt under the 2006 Restated Credit Facility. In connection with this refinancing, the Company recognized a loss on early extinguishment of a portion of the debt under the 2006 Restated Credit Facility.

(6)
During 2007, the Company established a valuation allowance against its deferred tax assets in excess of its deferred tax liabilities which amortize or reverse over similar periods. For a more complete discussion of the valuation allowance provided against the Company's deferred tax assets, see Note 9 to the financial statements included elsewhere in this annual report.

(7)
Working capital includes current assets less current liabilities, excluding cash and cash equivalents.

(8)
Total debt includes both the current and long-term portions of debt.

(9)
Capital expenditures in 2006 include $2,400 of steel golf manufacturing equipment from Royal Precision.

(10)
Earnings in 2007, 2006, 2005, and 2004 were insufficient to cover fixed charges. The amount of the ratio of earnings to fixed charges deficiency for the years ended December 31, 2007, 2006, and 2005 was $23,480, $17,046, and $433, respectively. The amount of the ratio of earnings to fixed charges deficiency for the period from March 15 to December 31, 2004 was $16,814 and for the period from January 1 to March 14, 2004 was $12,453.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE MORE DETAILED INFORMATION IN THE AUDITED FINANCIAL STATEMENTS, INCLUDING THE RELATED NOTES, APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

Company Overview

        True Temper Sports, Inc. (the "Company") is a wholly owned subsidiary of True Temper Corporation ("TTC") and a leading designer, manufacturer and marketer of both steel and composite graphite golf shafts for original equipment manufacturers and distributors in the golf equipment industry. In addition, the Company produces and sells a variety of performance sports products that offer high strength and tight tolerance components produced with steel alloys and composite carbon fiber graphite materials for the bicycle, hockey and other recreational sports markets. In 2007, golf shaft net sales represented 88% of total net sales, and performance sports net sales represented 12%.

Purchase Agreement for True Temper Corporation

        On January 30, 2004, TTS Holdings LLC, a new company formed by Gilbert Global Equity Partners, L.P. and its affiliated funds ("Gilbert Global"), entered into a stock purchase agreement with the Company's direct parent company, TTC, pursuant to which TTS Holdings LLC and certain of the Company's senior management purchased all of the outstanding shares of TTC ("Gilbert Global Acquisition"). The Gilbert Global Acquisition was finalized and closed on March 15, 2004.

Year in Review—2007

        The past year was marked by a combination of both significant achievements and considerable challenges. The golf industry provided a reasonably stable backdrop, and the combination of a full year of Royal Precision product sales along with the significant momentum generated in the performance sports category, enabled the Company to deliver 7.7% overall revenue growth.

        Unfortunately, the commodity inflation that began in late 2006 continued into 2007, as nickel prices hit all time highs over $20.00 per pound. When combined with the continuing operational inefficiencies surrounding the Company's primary steel facility in Mississippi, and the escalating costs of healthcare benefits for its U.S. employees, these factors put significant pressure on overall profitability.

        A number of initiatives were enacted during 2007 to mitigate the cost pressures, and as a result, the fourth quarter saw significant improvement in profitability, as compared to the fourth quarter of 2006.

        The Company also took a significant step forward in its global manufacturing and distribution strategy during 2007, with the acquisition of a start-up steel golf shaft facility in Suzhou, China. The new facility will provide manufacturing flexibility for the Company, and should become operational during 2008.

Outlook—2008

        During 2008, the Company intends to further enhance its leadership position in steel golf shafts through the launch of new branded products such as Dynamic Gold High Launch, and further enhancing its line of lightweight steel golf shafts offerings. In addition, the Company will also focus on expanding its marketshare in graphite golf shafts through strategic partnerships with key original equipment manufacturers, and by extending its successful ProLaunch line of golf shafts into graphite iron and wood applications, as well as other new graphite product initiatives.

        In addition, the Company expects to continue its rapid expansion in performance sports categories such as hockey and cycling, and to deliver revenue growth in these categories. Further developing partnerships with industry leaders in these sporting goods categories, as well as technologically advanced product offerings, are intended to help drive continued momentum in this diverse, yet focused business segment.

        The Company expects profitability to improve based on these revenue growth factors. Over and above volume growth, however, it is also anticipated that the initiatives implemented during 2007 will enable the Company to deliver higher gross profit percentages during 2008. Price increases on the Company's products, its new and more affordable healthcare plan, and the operational improvements in its Mississippi steel facility that are expected to continue throughout 2007 are all factors that should contribute to improved profitability in the year to come.

        Lastly, the Company also expects to begin ramping up production output from its new steel golf shaft facility in Suzhou, China during 2008. While capacity will not be fully utilized during 2008, a portion of total steel shaft output will be shifted to this new facility, providing lower cost, manufacturing flexibility and improved delivery times for customers in Asia.

        Although the Company expects that these internal and external factors will favorably benefit its business, such outcomes are subject to uncertainties and unforeseeable factors relating to internal operations and the overall business environment, all of which are difficult to predict and many of which are beyond the Company's control. Actual future results may vary materially as a result of various risks and uncertainties, including but not limited to, a reduction in discretionary consumer spending or a general downturn in the economy. See Item 1A "Risk Factors" for a complete discussion of these and other risk factors.

Results of Operations

        The following table sets forth the components of net loss as a percentage of net sales for the periods indicated:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.8	67.8	59.8

Gross profit	29.2	32.2	40.2
Selling, general and administrative expenses	12.7	13.2	12.5
Amortization of intangible assets	12.8	13.3	11.8
Business development, start-up and transition costs	1.7	2.5	0.2
Impairment charge on long-lived assets	—	—	0.3
Loss on early extinguishment of debt	0.6	—	—

Operating income	1.3	3.3	15.4
Interest expense, net	21.4	19.0	15.8
Other expenses, net	—	0.1	—

Loss before income taxes	(20.2)	(15.8)	(0.4)
Income tax (benefit) expense	8.6	(5.8)	0.0

Net loss	(28.8)%	(10.0)%	(0.4)%

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

        Net Sales for 2007 increased approximately $8.3 million, or 7.7%, to $116.3 million from $108.0 million in 2006. Golf shaft sales increased approximately $3.8 million, or 3.8%, to $102.9 million compared to the $99.1 million realized in 2006. This improvement related primarily to an increase in premium steel golf shaft sales resulting from the 2006 acquisition of certain assets from Royal Precision, including brands, patents and trademarks; and was offset by a small decrease in graphite golf shaft sales related primarily to a decline in the unit sales of stock original equipment manufacturer ("OEM") graphite shafts associated with the timing of certain OEM iron launches using the Company's proprietary graphite iron shafts. This decline in graphite golf shaft sales was heavily weighted toward the first half of 2007, and during the second half of 2007, graphite golf shaft sales improved by a double digit percentage compared to the second half of 2006, as the Company was selected to be the stock graphite shaft supplier for a number of new OEM product launches.

        Performance sports sales increased approximately $4.5 million, or 50.7%, to $13.4 million from $8.9 million in 2006. Revenue momentum in the performance sports category continued to improve as 2007 progressed. Sales improvement in the first half of 2007 was 34.0%, compared to the first half of 2006, while second half sales were up 66.3% compared to the second half of 2006. This increase was the direct result of the Company's diversification strategy into the cycling and hockey markets, and relates primarily to new products launched in 2007, as well as new customer relationships developed in these same areas as the Company continues to gain marketshare and execute on its performance sports growth strategy.

        Net sales to international customers increased approximately $2.9 million, or 7.6%, to $41.2 million in 2007 from $38.3 million in 2006. This increase relates primarily to revenue growth in the Japanese golf market, which is a targeted growth region for the Company, as well as the routine shifting of product assembly into China by the major golf OEMs.

        Gross Profit for 2007 decreased $0.9 million, or 2.6%, to $33.9 million from $34.8 million in 2006. Gross profit as a percentage of net sales decreased to 29.2% in 2007 from 32.2% in 2006. The decrease in gross profit as a percentage of net sales was driven by several factors, including (i) an increase in the cost of nickel, which is a raw material used in the manufacture of steel golf shafts, (ii) an increase in the cost of medical benefits provided to employees, and (iii) certain inefficiencies experienced in the Company's Amory, Mississippi production facility related to, among other things, its continued integration of Royal Precision production processes. These unfavorable factors were partially offset by an increase in profit margins due to the mix of products sold being more heavily weighted toward premium steel golf shafts, and price increases on the Company's products that went into effect at various times during 2007.

        During the second half of 2007, the Company implemented several key initiatives to counteract the negative impact of the cost factors described above. These initiatives included, among other things, (i) a global price increase effective October 1, 2007, (ii) a significant modification to the Company's medical plan to reduce costs, and (iii) programs designed to stabilize and improve the operational efficiency of the Amory, Mississippi facility. During the fourth quarter of 2007, these initiatives provided the catalyst for improvement in gross profit as a percentage of net sales to 31.8%, as compared to 23.2% in the fourth quarter of 2006 and 28.3% in the first nine months of 2007.

        Selling, General and Administrative Expenses ("SG&A") for 2007 increased approximately $0.5 million, or 3.5%, to $14.7 million from $14.2 million in 2006. SG&A as a percentage of net sales decreased to 12.7% from 13.2% in 2006. There was a reduction in SG&A expenses related primarily to a variety of cost containment programs implemented in response to the gross profit pressures described above. These cost controls encompass a variety of functional areas within the organization, and are representative of both permanent cost savings as well as the delay of certain non-essential business activities. The cost reduction actions were offset by (i) additional sales and marketing efforts intended to improve the Company's net sales during 2007, (ii) an increase of $0.2 million related to the Company's initial Sarbanes-Oxley compliance program, and (iii) the recognition of approximately $0.5 million in expenses related to the elimination of certain operational positions, including the position of chief operating officer.

        Amortization of Intangible Assets increased during 2007 to $14.9 million from the $14.3 million recorded during 2006. Intangible assets were acquired in connection with (i) the Gilbert Global

Acquisition in 2004, (ii) the acquisition of certain assets from Royal Precision in 2006, and (iii) the acquisition of CN Precision in 2007. Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.

        Business Development, Start-Up and Transition Costs for 2007 decreased to $2.0 million from $2.7 million in 2006. The costs incurred during 2006 relate primarily to the acquisition of certain assets from a former competitor in the steel golf shaft industry, Royal Precision. These costs include acquisition related fees and expenses, as well as transportation and integration expenses associated with the transfer of production equipment and inventory to True Temper facilities. The costs incurred during 2007 relate primarily to expenses associated with the acquisition of CN Precision, a steel golf shaft manufacturing facility located in Suzhou, China. These costs include certain start-up related costs to begin the commissioning of this new facility and the related production equipment. The Company expects to ramp-up production of steel golf shafts in this new facility during 2008. See Note 3 to the consolidated financial statements included elsewhere in this annual report for a further discussion of this acquisition.

        Loss On Early Extinguishment of Debt for 2007 totaled $0.8 million. As a result of paying down $24.7 million of the borrowings under the 2006 Restated Credit Facility, the Company recognized a loss on early extinguishment of long-term debt, comprised of the write-off of certain deferred financing costs related to the 2006 Restated Credit Facility and third party costs incurred in conjunction with the Second Amendment to the same facility. No such loss on early extinguishment of long-term debt was recognized in 2006.

        Operating Income for 2007 decreased approximately $2.1 million, to $1.5 million from $3.6 million in 2006. This decrease reflects the impact from gross profit, SG&A, business development, start-up and transition costs, and loss on early extinguishment of long-term debt described above.

        Interest Expense, Net for 2007 increased approximately $4.4 million, or 21.4%, to $24.9 million from $20.5 million in 2006. This increase was due primarily to (i) an increase in short-term interest rates experienced in the overall economy, (ii) an increase in the outstanding principal balance of variable rate debt due to the issuance of the $45.0 million second lien credit facility, and (iii) an increase in the weighted average interest rate for the Company's variable rate debt resulting from the higher LIBOR margin adder on the Second Lien credit facility.

        Income Tax Expense (Benefit) increased in 2007 to an income tax expense of $10.0 million compared to an income tax benefit of $6.3 million in 2006. This increase was due primarily to a charge establishing a valuation allowance against deferred tax assets. See Note 9 to the consolidated financial statements included elsewhere in this annual report for a further discussion of this charge. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes and the provision of the valuation allowance referred to above.

        Net Loss for 2007 decreased to a net loss of $33.5 million as compared to a net loss of $10.8 million in 2006. This decrease reflects the impact from gross profit, SG&A, business development, start-up and transition costs, loss on early extinguishment of long-term debt, interest expense, and income tax expense (benefit) described above.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

        Net Sales for 2006 decreased approximately $9.6 million, or 8.2%, to $108.0 million from $117.6 million in 2005.

        Golf shaft sales decreased approximately $11.7 million, or 10.6%, to $99.1 million from $110.8 million in 2005. This decline in net sales resulted primarily from a reduction in unit sales of two product types; (i) premium steel golf shafts for irons, wedges and putters, and (ii) stock original equipment manufacturer ("OEM") graphite golf shafts for irons. The unit sales reduction in premium steel shafts was driven by several factors, but was predominantly impacted by the lack of exciting new product introductions in the iron, wedge and putter categories from the leading golf equipment companies. The decline in unit sales of stock OEM graphite shafts relates primarily to the timing of certain OEM iron launches using the Company's proprietary graphite iron shafts.

        Performance sports sales increased approximately $2.1 million, or 31.2%, to $8.9 million in 2006 from $6.8 million in 2005. This increase in revenue was driven primarily by continued sales growth in the Company's bike and hockey categories, which remain the strategic focus for the performance sports segment, and comprise the majority of the segment's new products initiatives.

        Net sales to international customers decreased approximately $4.1 million, or 9.7%, to $38.3 million in 2006 from $42.4 million in 2005. This decrease resulted primarily from the same overall golf industry factors and Company specific issues described above.

        Gross Profit for 2006 decreased approximately $12.4 million, or 26.3%, to $34.8 million from $47.2 million in 2005. Gross profit as a percentage of net sales decreased to 32.2% in 2006 from 40.2% in 2005. The decrease in gross profit as a percentage of net sales was driven primarily by four key factors: (i) an increase in the cost of raw materials and energy sources, (ii) unfavorable fluctuations in foreign currency exchange rates, (iii) the unfavorable impact of certain fixed costs in the Company's manufacturing facilities spread over reduced unit volume, and (iv) the expected decline in profit margins due to the mix of products sold being more heavily weighted toward graphite golf and performance sports. These factors were partially offset by increased selling prices to the Company's customers in January 2006 on steel and graphite golf products, as well as select performance sports product offerings.

        Selling, General and Administrative ("SG&A") Expenses for 2006 decreased approximately $0.5 million, or 3.0%, to $14.2 million from $14.7 million in 2005. SG&A as a percentage of net sales increased to 13.2% in 2006 from 12.5% in 2005. This increase in SG&A as a percentage of net sales was due primarily to the decrease in sales between periods. The decrease in SG&A spending between periods was in response to the softness on the gross profit line, as the Company put specific expense controls in place to ensure the best possible read-through to operating profit. These cost controls encompass a variety of functional areas within the organization, and are representative of both permanent cost savings as well as the delay in certain non-essential business activities.

        During 2006 the Company spent approximately $0.1 million on its initial compliance project related to Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX"). In 2005, the Company spent approximately $0.2 million on SOX initial compliance.

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

        Impairment Charge On Long-Lived Assets for 2005 was $0.4 million and was incurred in conjunction with the write-down, and subsequent disposal, of certain manufacturing equipment originally obtained through the acquisition of substantially all of the tangible, personal property of Apollo Sports in 2000. Apollo Sports was a steel golf shaft competitor in England that went out of business in 2000. A significant portion of the assets acquired were subsequently transferred to the Company's Amory,

Mississippi facility. This write-off represents the remainder of the assets located in the United Kingdom that were deemed unusable. No such charges were incurred during 2006.

        Operating Income for 2006 decreased approximately $14.6 million to $3.6 million from $18.2 million in 2005. Operating income as a percentage of net sales decreased to 3.3% in 2006 from 15.4% in 2005. This decrease reflects the profit impact of the items described above.

        Interest Expense, net for 2006 increased approximately $1.8 million to $20.5 million from $18.7 million in 2005. This increase was driven primarily by the increase in outstanding principal amounts of variable rate bank debt associated with the financing required for the acquisition of assets from Royal Precision, as well as an increase in the variable interest rate on the Company's bank debt as reflected by the rise in short term borrowing rates in the overall economy.

        Income Tax Expense (Benefit) for 2006 changed to a benefit of approximately $6.3 million from an income tax expense of approximately $0.0 in 2005. The effective tax rate during these periods differs from the U.S. federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes.

        Net Loss for 2006 decreased approximately $10.3 million to a net loss of $10.8 million from a net loss of $0.5 million in 2005. This decrease reflects the profit impact from the items described above.

Liquidity and Capital Resources

        The following table shows cash flow activity by source. Discussion of cash flow activity is noted below.

	2007	2006
Net cash provided by (used in) operating activities	$(9,939)	$941
Net cash used in investing activities	$(12,780)	$(20,464)
Net cash provided by financing activities	$24,386	$17,845

General

        On March 15, 2004, as part of the Gilbert Global Acquisition, the Company entered into a new senior credit facility (the "2004 Senior Credit Facility") which includes a $20.0 million non-amortizing revolving credit facility and a $110.0 million Term B loan (as amended from time to time). The term loan requires cash interest payments and quarterly principal payments beginning June 30, 2004 and continuing through March 15, 2011.

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

        On March 27, 2006, the Company amended and restated its 2004 Senior Credit Facility (the "2006 Restated Credit Facility"). The 2006 Restated Credit Facility included additional term loans under the Company's existing Senior Secured Credit Facilities of approximately $18.0 million, amendments that enable the Company to pursue future acquisitions, and the flexibility to enable the Company to execute on its global strategic and operational initiatives.

        On January 22, 2007, the Company executed an amendment to its 2006 Restated Credit Facility (the "Second Amendment"). The Second Amendment was made effective as of December 20, 2006. The Second Amendment was executed in conjunction with a second lien financing effort, described more fully below, and related acquisition, both described more fully in Notes 3 and 8 to the consolidated financial statements located elsewhere in this annual report. In addition to allowing the flexibility for such second lien financing, the Second Amendment also provided adjustments to certain specified financial ratios and tests included in the 2006 Restated Credit Facility. As part of the Second Amendment, the margin adder on LIBOR based loans was increased to between 3.00% and 3.25%, depending on financial ratios, beginning January 22, 2007.

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

        The 2006 Restated Credit Facility, the Second Lien, and the 8 3/8% Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit the Company's ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The 2006 Restated Credit Facility and the Second Lien also require the Company to maintain certain specified financial ratios and tests including minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. Furthermore, the 2006 Restated Credit Facility and the Second Lien require certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of the Company's excess cash flows as defined within each credit agreement.

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

        As of December 31, 2007, with the contributions noted above, the Company was in compliance with all of the covenants in the 2006 Restated Credit Facility, the Second Lien, and the 8 3/8% Notes.

Discussion of Cash Flows for Years Ended December 31, 2007 and 2006

Cash Flows from Operating Activities

        Cash flows from operating activities were a use of cash totaling $9.9 million during 2007, and a source of cash totaling $0.9 million during 2006.

        The use of cash in operating activities of $9.9 million in 2007 was primarily the result of $3.4 million in cash used by normal operations as well as a use of cash to invest in working capital of $6.6 million. The use of cash in normal operations was driven primarily by cash interest expense of

$22.4 million during 2007. The change in working capital consisted primarily of (1) an increase in accounts receivable of $4.4 million, which was an expected increase related to the higher net sales in the fourth quarter of 2007 compared to the fourth quarter of 2006, and (2) an increase in inventory of $5.2 million, which relates to several factors, including (i) an increase in the cost of nickel, a raw material used in the manufacture of steel golf shafts, (ii) an increase in the number of inventory build programs with key global golf OEMs, and (iii) an increase in the Company's finished goods levels in anticipation of continued revenue gains in future periods.

        The source of cash from operating activities of $0.9 million during 2006 was primarily the result of $1.1 million in cash generated from normal operations offset by a slight use of cash in working capital.

Cash Flows from Investing Activities

        Cash flows from investing activities were a use of cash totaling $12.8 million during 2007, and a use of cash totaling $20.5 million during 2006. The cash used in investing activities during 2007 relates primarily to the acquisition of CN Precision, as described more fully in Note 3 to the consolidated financial statements located elsewhere in this annual report. The cash used in investing activities during 2006 relates primarily to the acquisition of certain assets from Royal Precision, as described more fully in Note 3 to the consolidated financial statements located elsewhere in this annual report.

Cash Flows from Financing Activities

        Cash flows from financing activities were a source of cash totaling $24.4 million during 2007, and a source of cash totaling $17.8 million in 2006.

        The cash provided by financing activities in 2007 relates primarily to the events surrounding the acquisition of CN Precision, as well as a general refinancing of term debt, and includes (i) new borrowings of second lien term debt totaling $45.0 million, (ii) the repayment of $24.7 million in first lien term debt, and (iii) the payment of $2.4 million in debt issuance costs related to the additional 2007 borrowings.

        The cash provided by financing activities in 2006 relates primarily to the events surrounding the acquisition of certain assets from Royal Precision, and includes (i) new borrowings of first lien term debt totaling $18.0 million, (ii) the repayment of $3.3 million in first lien term debt, and (iii) the payment of $1.3 million in debt issuance costs related to the additional 2006 borrowings.

        In addition, as described above, during the third quarter of 2007, TTC made equity investments in True Temper Sports, Inc. totaling $6.7 million. The equity investments were from the proceeds of Series A Senior Preferred Shares ("Senior Preferred Shares") issued by the Company's parent. While the Senior Preferred Shares contain customary redemption features that are binding on the Company's parent, the Company has no legal obligation to redeem the Senior Preferred Shares in the future, nor has the Company guaranteed or pledged its assets in regard to them. TTC is a holding company whose primary operations are through its investment in the Company.

Existing Contractual Cash Obligations

        The following table reflects the Company's contractual cash obligations for principal payments on long-term debt and operating leases as of December 31, 2007 (dollars in millions):

	Total	2008	2009 through 2010	2011 through 2012	Thereafter
Long-Term Debt(1)	$260.7	$1.0	$77.1	$182.6	$—
Operating Leases	2.9	0.9	1.4	0.6	—
Purchase Commitments(2)	0.7	0.7	—	—	—

Total(3)	$264.3	$2.6	$78.5	$183.2	$—

(1)
The Company's long-term debt agreements contain customary change of control provisions that could, under certain circumstances, cause accelerated debt repayment.

(2)
Amount represents the purchase commitments for nickel used in the manufacture of steel golf shafts at the Amory, Mississippi facility.

(3)
This table does not include future obligations related to funding pension benefits.

Future Cash Generation and Use

        Currently the Company's intention is to use existing cash and cash provided from future operations, if any, as allowed within the covenants of the 2006 Restated Credit Facility, the Second Lien and the 8 3/8% Notes, to:

  •
  Repay the principal on the 2006 Restated Credit Facility and Second Lien; and/or

  •
  Make necessary investments to commission machinery and equipment for the CN Precision manufacturing facility in Suzhou, China; and/or

  •
  Make additional investments in the business for growth, which may include, among other things, capital expenditures, business acquisitions, and/or expenditures for business development and expansion.

        In addition to the debt service obligations for principal and interest payments, the Company's liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. The Company intends to fund its current and long-term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of December 31, 2007 the Company has the $20.0 million revolving credit facility available for future cash requirements (as reduced by any outstanding draws, of which there were $5.0 million as of December 31, 2007). The maximum amount the Company may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the 2006 Restated Credit Facility and is reduced by any outstanding letters of credit (which totaled $2.6 million as of December 31, 2007). As of December 31, 2007, the Company believes that cash flow generated from operations, in addition to other financing sources, will be sufficient to meet its cash obligations for at least the ensuing 12-month period.

        In addition to the Company's cash obligations for interest and principal payments related to its debt obligations, the Company also has a management services agreement with an affiliate of Gilbert Global, which requires the payment of an annual management services fee of $0.5 million, as well as a transaction based advisory fee associated with any significant merger, acquisition or financing transaction entered into by the Company. A fee of $0.6 million was paid associated with the 2007 CN Precision acquisition and related financing activities and a fee of $0.8 million was paid associated with the 2006 acquisition of certain assets from Royal Precision and the related financing activities, both as more fully explained in Notes 3 and 8 to the consolidated financial statements located elsewhere in this annual report.

        Depending on the size, any future acquisitions, joint ventures, capital expenditures or similar transactions may require significant capital resources in excess of cash provided from operations, and potentially in excess of cash available under the revolving credit facility. There can be no assurance that the Company will be able to obtain the necessary capital, under acceptable terms, from creditors or other sources, that will be sufficient to execute any such business investment or capital expenditure.

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

Seasonality

        In general, the component supplier sales to golf equipment companies and distributors are seasonal, and tend to precede the warm weather golf season. However, there are exceptions, especially for those suppliers that sell to the high volume opening price point golf club manufacturers who sell their products through mass channel retail stores and generate strong volumes during the holiday gift-giving season in the fourth quarter. Our business does experience some seasonal fluctuations, based on a five year average, approximately 56% of our net sales are generated in the first half of the year, and the remaining 44% of our net sales are generated in the second half.

Inflation

        With the exception of natural gas, steel, nickel, carbon fiber composite graphite material, and medical costs, the Company's historical financial results have not been significantly impacted by inflationary pressures. The key cost elements outlined above have impacted financial results, or are expected to impact future results, and are described in more detail below.

        During 2005, the Company experienced an increase in costs for natural gas used in its steel product manufacturing plant in Amory, Mississippi. During 2006, overall natural gas prices were relatively stable. During 2007, the Company experienced slight deflation in the cost for natural gas. Based upon current market conditions for natural gas, the Company expects overall natural gas costs to be higher during 2008. The Company believes its natural gas price inflation has been and will continue to be consistent with that experienced by others using this same energy source.

        During 2005, 2006 and 2007, the Company experienced routine annual price increases for steel. Based upon current market conditions and steel contracts for 2008, the Company expects overall steel costs to increase at a much faster rate during 2008 than in the previous three-year period.

        During 2005, 2006 and 2007, the Company experienced an increase in costs for nickel, which is used in the manufacture of steel golf shafts. Based upon current market conditions and nickel contracts for 2008, the Company expects overall nickel costs to be materially lower during 2008. The Company believes its nickel price inflation has been and will continue to be consistent with that experienced by others using this same raw material.

        During 2005 and 2006, the Company experienced an increase in costs for carbon fiber prepreg material which is used in the manufacture of graphite golf shafts, hockey sticks and bicycle components. During 2007, the Company experienced relatively stable costs for carbon fiber prepreg material. Based upon current market conditions and purchase price agreements for 2008, the Company expects overall carbon fiber prepreg costs to be down slightly during 2008. The Company believes its carbon fiber prepreg price inflation has been and will continue to be consistent with that experienced by others using this same raw material.

        During 2005, 2006 and 2007, the Company experienced an increase in costs for the medical benefits provided to employees in the United States. Based upon current market conditions and projected medical inflation trends, as well as the Company's new fully insured medical benefit plan that became effective October 1, 2007, the Company expects overall medical costs to be lower in 2008 than experienced in 2007. The Company believes its medical cost inflation has been and will continue to be consistent with that experienced by other U.S. based companies providing employer sponsored medical benefits to their employees.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires the appropriate application of certain accounting policies, many of which require Company management to make estimates and assumptions about future events and their impact on amounts reported in the consolidated financial statements and accompanying notes. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from management's estimates. Such differences may be material to the consolidated financial statements.

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

        The Company's accounting policies are more fully described in Note 2 to its consolidated financial statements located elsewhere in this annual report. Certain critical accounting policies and estimates are described below.

        Revenue Recognition.    The Company derives substantially all of its revenue from the sales of golf shafts and performance sports products. Revenue is recognized when all of the following conditions exist: (i) persuasive evidence of an arrangement between the Company and its customer, (ii) delivery has occurred, (iii) the revenue amount is determinable and (iv) collection is reasonably assured. Valuation allowances are established for estimated returns, allowances, and discounts at the time revenue is recognized.

        Pension and Other Postretirement Obligations.    Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, expected return on plan assets, rates of salary increase, health care cost trend rates, mortality rates, retirement rates, and other factors. These assumptions are updated on an annual basis, and where appropriate, the Company consults with its actuaries to provide input and guidance for certain estimates and assumptions. The Company considers current market conditions, including interest rates, in making these assumptions. The Company develops the discount rates by considering the yields available on high-quality fixed income investments with maturities corresponding to the related benefit obligation. The Company's discount rate for both its defined benefit pension plan and its unfunded post-retirement health plan was 6.45% and 6.00% at December 31, 2007 and 2006, respectively. As discussed further in Note 10 to the consolidated financial statements, located elsewhere in this annual report, the Company develops the expected return on pension plan assets by considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Company's expected long-term rate of return assumption for assets in its defined benefit plan was 8.00% and 8.50% for 2007 and 2006, respectively. The Company estimated its long-term healthcare cost trend rate to be 8.5% currently, decreasing gradually to 5.0% by 2014 and remaining at that level thereafter.

        The Company believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Company's financial position or results of operations. In accordance with GAAP, actual results that differ from the actuarial assumptions are accumulated and, if in excess of a specified corridor, amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. Also, gains and losses resulting from changes in assumptions are amortized over the expected remaining service period of active plan participants or, for retired participants, the average remaining life expectancy, to the extent that such amounts exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The Company expects that its pension and other postretirement benefit costs in 2008 will be relatively consistent with those recognized in 2007.

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"). SFAS 158, which was applicable for the Company beginning on January 1, 2007, requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in the balance sheet, with changes in the funded status recorded through other comprehensive income in the year in which those changes occur. The impact of the Company's adoption of SFAS 158 is more fully described in Note 10 to the consolidated financial statements located elsewhere in this annual report.

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

        Inventory Valuation.    Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete, or in excess of the Company's forecasted usage, to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of goods sold. If the future demand for the Company's products is less favorable than the Company's forecasts, then the value of the inventories may be required to be reduced, which could result in material additional expense to the Company and have a material adverse impact on the Company's consolidated financial statements.

        Valuation for Deferred Income Taxes.    The Company's consolidated financial statements include an estimate of income taxes assessed in each legal jurisdiction in which it operates. These income taxes include both a current amount, as well as a deferred portion which results from a variety of temporary book versus tax treatment differences, including tax-basis net operating loss carryforwards. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Once established, any deferred tax asset must be evaluated to determine the likelihood that the Company will generate sufficient future taxable income to utilize the full amount. When facts and circumstances warrant, as they did during the third quarter of 2007, the Company will establish, increase or reduce valuation allowances associated with deferred tax assets in order to reflect which assets meet the more likely than not realizability test. The valuation allowance is more fully described in Note 9 to the consolidated financial statements.

Impact of Recently Issued Accounting Standards

        Information regarding recent accounting pronouncements is contained in Note 2 to the consolidated financial statements, which is incorporated herein by this reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

        The table below provides information about our debt obligations as of December 31, 2007 that are sensitive to changes in interest rates. The table presents cash flows and related weighted average interest rates by expected maturity dates (dollars in millions).

	Expected Maturity Date
LONG TERM DEBT						There- after
	2008	2009	2010	2011	2012		Total
Fixed Rate 8 3/8% Senior Subordinated Notes	$—	$—	$—	$125.0	$—	$—	$125.0
Average Interest Rate							8.38%
2006 Restated Credit Facility	1.0	6.0	71.1	12.6	—	—	$90.7
Average Interest Rate(a)							8.27%
Second Lien	—	—	—	45.0	—	—	$45.0
Average Interest Rate(b)							10.51%

(a)
Term loans under the 2006 Restated Credit Facility provide for interest at the Company's option at (1) the base rate of the bank acting as administrative agent plus 2.00% to 2.25%, or (2) under a LIBOR option with a borrowing rate of LIBOR plus 3.00% to 3.25%. Term loans include $5 million in revolving debt.

(b)
The Second Lien is variable rate debt, which provides for interest at the Company's option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 4.50%, or (2) under a LIBOR option with a borrowing rate of LIBOR plus 5.50%.

Exchange Rate Sensitivity

        We use forward foreign exchange contracts ("Instruments" or "Derivative Instruments") in our management of foreign currency exchange rate exposures. Instruments used as hedges must be effective at reducing the risks associated with the underlying exposure and must be designated as a hedge at the inception of the contract. Accordingly, changes in the market value of the Instruments must have a high degree of inverse correlation with changes in the market value or cash flows of the underlying hedged item.

        We use Derivative Instruments to hedge several components of our revenue and cash collection stream, including, (i) anticipated foreign currency sales, (ii) accounts receivable denominated in foreign currencies, and (iii) cash balances maintained in foreign currencies.

        The changes in the market value of Derivative Instruments hedging anticipated foreign currency sales are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholder's equity. To the extent an instrument is no longer effective as a hedge due to a change in the underlying exposure, gains and losses are recognized currently in the consolidated statements of operations as a component of cost of sales.

        The changes in the market value of Derivative Instruments hedging accounts receivable or cash denominated in foreign currency are recognized as a component of operating income during the period of the change, as they are marked to market on a monthly basis.

        At December 31, 2007, the Company had outstanding forward foreign currency contracts designated as hedging instruments which totaled $8.3 million.

        Assuming a hypothetical 10% adverse change in all foreign currencies, with the resulting functional currency gains and losses translated into U.S. dollars at the spot rate, the loss in fair value of exchange contracts held on December 31, 2007, would be $1.0 million. Those losses would be offset, in part, by gains on the underlying receivables and cash being hedged. See Note 2(h) to our consolidated financial statements located elsewhere in this annual report for further discussion of foreign currencies.

Commodity Risk

        We have some exposure to risks associated with fluctuations in prices for commodities such as nickel and natural gas which are used to manufacture our products. Nickel is used in the plating of steel golf shafts, and natural gas is used as an energy source primarily in our steel manufacturing operations. In some cases we will purchase contracts to lock in prices for both nickel and natural gas to be delivered anywhere from one to twenty-four months from the date the contract is consummated. As of December 31, 2007, we held either under contract or have purchased approximately 25% of our expected 2008 usage of nickel, and had no contracts for the purchase of natural gas.

Item 8.      Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors
True Temper Sports, Inc.:

        We have audited the accompanying consolidated balance sheets of True Temper Sports, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder's equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II—Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of True Temper Sports, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. Also, as discussed in Notes 2 and 10 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), as of December 31, 2007.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ KPMG LLP

Memphis, Tennessee March 21, 2008

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Years ended
	December 31, 2007	December 31, 2006	December 31, 2005
NET SALES	$116,273	$108,005	$117,594
Cost of sales	82,367	73,194	70,362

GROSS PROFIT	33,906	34,811	47,232
Selling, general and administrative expenses	14,725	14,226	14,660
Amortization of intangible assets	14,941	14,343	13,840
Business development, start-up and transition costs	2,012	2,688	208
Impairment charge on long-lived assets	—	—	357
Loss on early extinguishment of debt	755	—	—

OPERATING INCOME	1,473	3,554	18,167
Interest expense, net	24,921	20,525	18,631
Other expenses (income), net	32	75	(31)

LOSS BEFORE INCOME TAXES	(23,480)	(17,046)	(433)
Income tax expense (benefit)	9,991	(6,279)	33

NET LOSS	$(33,471)	$(10,767)	$(466)

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$4,722	$3,055
Receivables, net	21,185	16,819
Inventories	28,418	23,208
Prepaid expenses and other current assets	1,803	2,731
Deferred tax assets	1,242	1,381

Total current assets	57,370	47,194
Property, plant and equipment, net	18,902	14,482
Goodwill	156,070	150,883
Intangible assets, net	119,396	133,262
Deferred financing costs	6,360	6,367
Other assets	1,752	1,511

Total assets	$359,850	$353,699

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$987	$1,257
Accounts payable	7,979	6,441
Accrued expenses and other current liabilities	12,052	10,160

Total current liabilities	21,018	17,858
Deferred tax liabilities	10,139	206
Long-term debt, net of current portion	259,733	239,149
Pension and post-retirement obligations	10,959	6,204

Total liabilities	301,849	263,417
STOCKHOLDER'S EQUITY
Common stock—par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	118,648	111,943
Accumulated deficit	(55,168)	(21,697)
Accumulated other comprehensive income (loss)	(5,479)	36

Total stockholder's equity	58,001	90,282
Commitments and contingent liabilities (See Note 12)	—	—

Total liabilities and stockholder's equity	$359,850	$353,699

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES

(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED STATEMENTS OF
STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Par Value				Total
Balance at December 31, 2004	100	$—	$111,943	$(10,464)	$(149)	$101,330
Net loss	—	—	—	(466)	—	(466)
Minimum pension liability, net of taxes	—	—	—	—	(1,085)	(1,085)
Mark to market adjustment on derivative instruments, net of taxes	—	—	—	—	(15)	(15)

Comprehensive loss, net of taxes						(1,566)

Balance at December 31, 2005	100	—	111,943	(10,930)	(1,249)	99,764
Net loss	—	—	—	(10,767)	—	(10,767)
Minimum pension liability, net of taxes	—	—	—	—	1,211	1,211
Mark to market adjustment on derivative instruments, net of taxes	—	—	—	—	74	74

Comprehensive loss, net of taxes						(9,482)

Balance at December 31, 2006	100	—	111,943	(21,697)	36	90,282
Net loss	—	—	—	(33,471)	—	(33,471)
Minimum pension liability, net of taxes	—	—	—	—	(1,286)	(1,286)
Mark to market adjustment on derivative instruments, net of taxes	—	—	—	—	(64)	(64)

Comprehensive loss, net of taxes						(34,821)
Adoption of FASB Statement No. 158	—	—	—	—	(4,165)	(4,165)
Capital contribution from True Temper Corporation	—	—	6,705	—	—	6,705

Balance at December 31, 2007	100	$—	$118,648	$(55,168)	$(5,479)	$58,001

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net loss	$(33,471)	$(10,767)	$(466)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,028	2,616	2,725
Amortization of deferred financing costs	1,690	1,387	1,449
Amortization of intangible assets	14,941	14,343	13,840
Loss on disposal of property, plant and equipment	15	—	300
Loss on early extinguishment of long-term debt	755	—	—
Deferred income taxes	9,690	(6,492)	(201)
Changes in operating assets and liabilities, net of acquisitions:
Receivables, net	(4,366)	1,130	(3,371)
Inventories	(5,210)	(2,975)	2,277
Prepaid expenses and other assets	928	(140)	(514)
Accounts payable	707	2,287	54
Accrued expenses and other current liabilities	2,130	8	100
Other assets and liabilities	(776)	(456)	(257)

Net cash provided by (used in) operating activities	(9,939)	941	15,936
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,170)	(4,888)	(2,612)
Proceeds from sales of property, plant and equipment	—	—	784
Acquisition of business, net of cash acquired	(9,513)	—	—
Purchase of other assets	—	(15,450)	—
Other investing activity	(97)	(126)	(203)

Net cash used in investing activities	(12,780)	(20,464)	(2,031)
FINANCING ACTIVITIES
Proceeds from issuance of bank debt	45,000	23,000	—
Capital contributions from True Temper Corporation	6,705	—	—
Principal payments on bank debt	(24,686)	(3,319)	(12,000)
Payment of debt issuance costs	(2,438)	(1,250)	—
Other financing activity	(195)	(586)	(509)

Net cash provided by (used in) financing activities	24,386	17,845	(12,509)
Net increase (decrease) in cash	1,667	(1,678)	1,396
Cash at beginning of year	3,055	4,733	3,337

Cash at end of year	$4,722	$3,055	$4,733

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands unless otherwise indicated)

(1)   DESCRIPTION OF BUSINESS

        True Temper Sports, Inc. and subsidiaries ("True Temper" or the "Company") is primarily engaged in the design, manufacture and sale of steel and composite golf shafts as well as a variety of other high strength, tight tolerance tubular components for the bicycle, hockey and other recreational sports markets. True Temper's manufacturing plants and related facilities are located in Memphis, Tennessee; Amory and Olive Branch, Mississippi; San Diego, California; and Suzhou and Guangzhou, China. The majority of True Temper's sales are to golf club manufacturers and distributors primarily located in the United States, Europe, Japan, Australia and Southeast Asia. True Temper operates as a wholly-owned operating subsidiary of True Temper Corporation ("TTC").

        The consolidated financial statements include the financial statements of True Temper and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        On January 30, 2004, TTS Holdings LLC, a new company formed by Gilbert Global Equity Partners, L.P. and its affiliated funds ("Gilbert Global"), entered into a stock purchase agreement with the Company's direct parent company, True Temper Corporation, pursuant to which TTS Holdings LLC and certain of the Company's senior management purchased all of the outstanding shares of TTC ("Gilbert Global Acquisition"). The Gilbert Global Acquisition was finalized and closed on March 15, 2004.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a)    Revenue Recognition

          Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the revenue amount is determinable and collection is reasonably assured. Valuation allowances are established for estimated returns, allowances and discounts at the time revenue is recognized.

  (b)    Use of Estimates

          The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of goodwill, intangible assets and property, plant and equipment; valuation allowances for receivables, inventories and deferred tax assets; valuation of derivative instruments; and assets and obligations related to employee benefits. Actual results could differ from those estimates.

  (c)    Trade Accounts Receivable

          Trade receivables are net of allowances for doubtful accounts of $443 and $477 as of December 31, 2007 and 2006, respectively.

  (d)    Inventories

          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

  (e)    Deferred Financing Costs

          Costs associated with the issuance of debt are deferred and amortized as a component of interest expense over the life of the related debt, using a method that approximates the effective interest method.

  (f)    Property, Plant and Equipment

          Property, plant and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided over the estimated useful life of each asset using the straight-line method. Leasehold improvements are amortized over the shorter of the related asset's useful life or the applicable lease term including option periods when appropriate. In general, the estimated useful lives are as follows:

Asset Category	Life
Buildings	15-40 years
Furniture and office equipment	10-15 years
Machinery and equipment	8-15 years
Computers and capitalized software	2-4 years
Leasehold improvements	6-15 years

  (g)    Goodwill and Other Intangible Assets

          Goodwill represents the excess of cost over fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized, using the straight-line method, over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

          The Company assesses its goodwill and other indefinite-lived intangible assets for impairment on an annual basis. If an indication of impairment exists, the Company compares the carrying amount of the reporting unit to its estimated fair value. If the reporting unit's carrying value exceeds its fair value, the Company allocates the fair value to all of the assets and liabilities of the reporting unit and determines the implied fair value of the goodwill and indefinite-lived intangible assets. An impairment loss would be recognized to the extent that a reporting unit's recorded goodwill or other indefinite-lived intangible assets exceeded the implied fair value. The Company performed its annual impairment testing in the fourth quarter of 2007. No impairment was determined upon performing these impairment tests.

  (h)    Derivative Instruments and Foreign Currencies

          The Company uses forward foreign exchange contracts ("Instruments" or "Derivative Instruments") in its management of foreign currency exchange rate exposures. Instruments that are designated hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, must be effective at reducing the risks associated with the underlying exposure and must be designated as a hedge at the inception of the contract.

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

          The changes in the market value of Derivative Instruments designated as hedging instruments for anticipated foreign currency sales are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholder's equity. To the extent an Instrument is no longer effective as a hedge due to a change in the underlying exposure, gains and losses are recognized currently in the consolidated statements of operations as a component of cost of sales.

          The changes in the market value of Derivative Instruments hedging accounts receivable or cash denominated in foreign currency are recognized as a component of operating income during the period of the change, as they are marked to market on a monthly basis.

          At December 31, 2007, the Company had outstanding forward foreign currency contracts designated as hedging instruments which totaled $8.3 million.

          True Temper recorded a gain (loss) in operations on foreign currency of $(16), $50 and $(172) for the years ended December 31, 2007, 2006 and 2005, respectively.

          The following table summarizes the contractual notional amounts of True Temper's forward foreign exchange contracts as of December 31, 2007 and 2006 (in U.S. dollars):

	2007	2006
Pound Sterling	$7,059	$5,521
Yen	2,849	1,277
Australian dollar	—	284

Total	$9,908	$7,082

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

          During 2005, the Company recognized a non-cash pretax charge of $357 associated with the impairment of certain steel golf shaft manufacturing equipment originally obtained through the acquisition of substantially all of the tangible personal property of Apollo Sports in 2000. A significant portion of the assets acquired were subsequently transferred to the Company's Amory, Mississippi facility. The impairment charge represents the carrying value of the remainder of the assets located in Birmingham, England, that were deemed to be unusable for future steel golf shaft manufacturing. As of December 31, 2005, the assets had been disposed of and had zero book value.

  (j)    Business Development, Start-up and Transition Costs

          Costs associated with business development, start-up and transition costs in 2005 are comprised of costs related to opening a composite manufacturing operation in Guangzhou, China and the related down-sizing costs incurred at the Company's El Cajon, California facility. These costs include travel, consulting, legal and other professional services, personnel recruiting and compensation, facility rent and other start-up and related shutdown costs. During 2006 and 2007, business development, start-up and transition costs also reflect the costs associated with the acquisition of assets from a former competitor in the steel golf shaft industry, Royal Precision. These costs include acquisition related fees and expenses, as well as transportation and integration expenses associated with the transfer of production equipment and inventory to True Temper facilities. Business development, start-up and transition costs in 2007 also include costs related to the start-up of steel golf shaft manufacturing at the Company's recently acquired facility in Suzhou, China. The costs are expensed as incurred and separately identified in the consolidated statements of operations as a component of operating income.

  (k)    Advertising and Promotional Costs

          Advertising and promotional costs are accounted for in accordance with Statement of Position 93-7 Reporting on Advertising Costs, which requires that the cost of producing advertisements be expensed at the time of the first showing of the advertisement or as incurred. True Temper's policy is to expense costs associated with the production of advertising at the time of first showing of the advertisement. Advertising and promotional costs primarily consist of trade show costs, media spots including print, radio and television, advertising production and agency fees, sponsorships, and product and promotional samples. Advertising and promotional expense was $3,191, $3,688 and $3,466 for the years ended December 31, 2007, 2006 and 2005, respectively. Certain of the Company's customers participate in a cooperative advertising program where the Company agrees to reimburse these customers for a portion of their advertising costs that feature the Company's product. Cooperative advertising costs are shown as a reduction of net sales.

  (l)    Research and Development Costs

          Costs associated with the development of new products and changes to existing products are expensed as incurred and are included in selling, general, and administrative expenses. Research and development costs were $1,787, $1,905 and $1,812 for the years ended December 31, 2007, 2006 and 2005, respectively.

  (m)    Retirement Benefits

          True Temper's hourly union employees at its Amory, Mississippi plant are covered by a non-contributory defined benefit pension plan. The defined benefit pension plan is funded in conformity with funding requirements of applicable government regulations. Benefits are based on a negotiated, fixed amount multiplied by the employee's length of service. In addition to the defined benefit pension plan, these same employees receive certain post-retirement medical, dental and life insurance benefits.

          In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) which requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit pension or other postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial and experience gains and losses and the prior service costs and credits. The Company adopted the provisions of SFAS 158 on December 31, 2007. See Note 10 for further discussion of the effect of adopting SFAS 158 on the Company's consolidated financial statements. The incremental effect of applying the recognition provisions of SFAS 158 on the individual line items in the consolidated balance sheet as of December 31, 2007 is presented in the table below.

	Prior To Application of SFAS 158	SFAS 158 Adjustments	After Application of SFAS 158
Accrued expenses and other current liabilities	$11,659	$393	$12,052
Total current liabilities	20,625	393	21,018
Pension and post-retirement obligations	7,187	3,772	10,959
Total liabilities	297,784	4,165	301,849
Accumulated other comprehensive loss	(1,314)	(4,165)	(5,479)
Total stockholder's equity	62,166	(4,165)	58,001

          True Temper's US based salaried employees, and certain international employees, are covered by a non-contributory defined contribution plan. Company contributions to this plan are based on the employee's age and are calculated as a percentage of compensation. This plan is funded on a current basis. In addition to the non-contributory defined contribution plan, certain post-retirement medical, dental and life insurance benefits are provided to those salaried employees who were employed by the Company prior to January 1, 2000.

          All US based employees, and certain international employees, of True Temper are eligible to participate in a Company-sponsored 401(k) plan. The Company's contribution to this plan is calculated as a percentage of the employee's compensation and the employee's contribution. All Company contributions to this plan are paid in cash.

  (n)    Income Taxes

          The Company is included in the consolidated U.S. federal income tax return of TTC. Income taxes are determined and presented in the Company's consolidated financial statements using the separate return method, and are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Once established, any deferred tax asset must be evaluated to determine the likelihood, on a "more likely than not" basis, that the Company will generate sufficient future taxable income to utilize the full amount. When facts and circumstances warrant, as they did during the third quarter of 2007, the Company will establish, increase or reduce valuation allowances associated with deferred tax assets in order to reflect which assets meet the more likely than not realizability test. The valuation allowance is more fully described in Note 9 to the consolidated financial statements.

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

  (o)    Stock-Based Compensation

          On August 10, 2005, TTC issued, to certain employees in return for service, a total of 525,400 stock options and stock appreciation rights ("Equity Incentive Awards") to purchase common stock of TTC for $13.56 per share. The Equity Incentive Awards have a term of ten years, and vest and become exercisable at various times and under various conditions through August 10, 2012; with certain acceleration features based on performance criteria.

          On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). All equity incentive awards issued subsequent to January 1, 2006 will be accounted for using the guidance provided in this statement, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. As allowed by SFAS 123(R), the Company has elected to make this adoption on a prospective basis because the Company meets the definition of a non-public entity. For equity incentive awards issued prior to January 1, 2006, the Company continues to apply the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan Equity Incentive Awards. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the Equity Incentive Award.

          Since adopting SFAS 123(R), TTC and the Company have not granted any equity incentive awards. There have been no awards exercised in 2005, 2006 or 2007. The weighted average remaining contractual life of the Equity Incentive Awards is between seven and eight years.

          In addition, TTC has 354,000 equity awards which vest only upon a sale of TTC and achievement of certain other terms as described in the awards. As of December 31, 2007, the events required for vesting of these awards are not expected to occur in the near term.

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

          The following methods and assumptions were used by True Temper in estimating fair value disclosures for financial instruments:

          Cash, Trade Receivables and Payables—The amounts reported in the consolidated balance sheets approximate fair value.

          Long-Term Debt—The carrying values of the Company's variable rate debt approximates fair value. The estimated fair value of the Company's fixed rate debt is based upon interest rates available for the issuance of debt with similar terms and remaining maturities. As of December 31, 2007 and 2006, the Company's Senior Subordinated Notes had an estimated fair value of $108.4 million and $106.3 million, respectively.

          Foreign Currency Contracts—The fair value of forward exchange contracts is estimated using prices established by financial institutions for comparable instruments which was approximately $0.0 and $(0.1) million at December 31, 2007 and 2006, respectively.

          The fair value estimates presented herein are based on information available to management as of December 31, 2007. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

  (q)    Recent Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to certain nonfinancial assets and liabilities are effective for financial statements issued for fiscal years beginning after November 15, 2008. The remaining provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet evaluated the impact, if any, of this requirement.

          In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) which requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit pension or other postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial and experience gains and losses and the prior service costs and credits. The Company adopted the provisions of SFAS 158 on December 31, 2007. See Note 10 for further discussion of the effect of adopting SFAS 158 on the Company's consolidated financial statements. SFAS No. 158 also eliminates the use of "early measurement dates" to account for certain of the Company's pension and other postretirement plans effective December 31, 2008.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—an amendment of FASB Statement No. 115. SFAS No. 159 gives companies the option to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements for fiscal years beginning after November 15, 2007. The Company has not yet evaluated the impact, if any, of this requirement.

          In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations. SFAS No. 141R replaces SFAS No. 141 while retaining the fundamental requirements in SFAS No. 141 that the acquisition (purchase) method of accounting be used for all business combinations. SFAS No. 141R retains SFAS No. 141 guidance for identifying and recognizing intangible assets separately from goodwill and makes certain changes to how the acquisition (purchase) method is applied. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not yet evaluated the impact, if any, of this requirement.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (sometimes called a minority interest) in a subsidiary and for the deconsolidation of a subsidiary and to provide consistency with SFAS No. 141. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008. The Company has not yet evaluated the impact, if any, of this requirement.

  (r)    Supplemental Disclosures of Cash Flow Information

          Cash payments for income taxes and interest are as follows:

	Years Ended December 31,
	2007	2006	2005
Income taxes	$135	$213	$147
Interest	22,355	19,391	17,330

  (s)    Accumulated Other Comprehensive Income (Loss)

          The accumulated balances for each classification within accumulated other comprehensive income (loss) are as follows:

			Pension and Post- Retirement Obligations
	Derivative Instruments Mark to Market Adjustment				Accumulated Other Comprehensive Income (Loss)
		Minimum Pension Liability Adjustments	Prior Service Cost	Accumulated Loss
December 31, 2005	$—	$(1,249)	$—	$—	$(1,249)
Period change	74	1,211	—	—	1,285

December 31, 2006	74	(38)	—	—	36
Period change	(64)	(1,286)	—	—	(1,350)
Adoption of SFAS 158	—	1,324	(785)	(4,704)	(4,165)

December 31, 2007	$10	$—	$(785)	$(4,704)	$(5,479)

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

(3)   ACQUISITIONS

  Royal Precision Asset Acquisition

        On June 8, 2006, the Company acquired certain business assets of the former golf shaft manufacturer Royal Precision, Inc. ("Royal Precision") for approximately $17.9 million. The assets acquired included intangible assets of $14.9 million comprised of patents, trademarks, brand names and design technologies and other intangible assets including customer relationships, $0.6 million in inventory, and $2.4 million in certain steel golf shaft manufacturing equipment.

        The Company has completed the integration of the machinery and equipment into its existing steel golf shaft facility in Amory, Mississippi, and is currently producing and distributing the branded products formerly sold by Royal Precision.

        Machinery and equipment acquired are being depreciated over their estimated remaining useful lives, between five and ten years. Intangible assets acquired with determinable useful lives are being amortized over periods ranging from eight to ten years.

        Certain expenses were incurred to acquire the assets and transition them to the Company's existing manufacturing sites. Of these costs approximately $2.1 million for the year ended December 31, 2006 were recorded in the Company's consolidated statement of operations as business development, start-up and transition costs. These costs include acquisition-related fees and expenses, as well as transportation and integration expenses associated with the transfer of production equipment and inventory to the Company's facilities.

  CN Precision Acquisition

        On February 25, 2007, the Company acquired 100% of the shares of Supertop Enterprises Limited, the sole shareholder of CN Precision Co., Ltd ("CN Precision"), a wholly foreign-owned enterprise in Suzhou, China for approximately $9.5 million. Approximately $0.7 million of the purchase price was contingent upon the successful completion of certain contractual obligations by the seller. As of September 30, 2007, all of the contractual obligations had been fulfilled by the seller, and the entire $0.7 million contingent purchase price had been paid.

        CN Precision is a startup steel golf shaft manufacturing facility. The Company is in the process of commissioning all of the machinery and equipment necessary to begin production of steel golf shafts at CN Precision, and expects to ramp up production of steel golf shaft manufacturing in this facility during 2008.

        The purchase price as stipulated in the February 25, 2007 purchase agreement totaled $9.5 million, plus direct acquisition costs and certain working capital adjustments of $0.2 million. Following is the allocation of the total consideration paid:

Cash	$150
Current assets	30
Identifiable intangible assets	987
Property, plant and equipment	4,276
Goodwill	5,187
Current liabilities	(585)
Deferred tax liability	(382)

Total	$9,663

        This transaction was accounted for using the purchase method of accounting. In connection with the acquisition, the Company conducted an assessment and valuation of all tangible and intangible assets acquired. The results of this exercise are reflected in the allocation table above.

        The establishment of the intangible assets results in certain non-cash amortization expense beginning in 2007, as these intangible assets are amortized over their expected economic life of 50 years.

        The financial position of CN Precision as of December 31, 2007 and the results of operations of CN Precision from February 25, 2007 through December 31, 2007 have been included in these consolidated financial statements. Because CN Precision is a start-up operation, and was not operational as of December 31, 2007, the Company's consolidated results of operations would not have been significantly different than reported results had the acquisition occurred at the beginning of 2007 or 2006.

(4)   INTANGIBLE ASSETS

        The following table sets forth the gross value and accumulated amortization for intangible assets at December 31, 2007 and 2006.

		December 31, 2007			December 31, 2006
	Weighted Average Amortization Period
		Gross Value	Accumulated Amortization	Net Book Value	Gross Value	Accumulated Amortization	Net Book Value
Trade name	—	$22,430	$—	$22,430	$22,430	$—	$22,430
Patented technology	8 yrs	13,011	(5,794)	7,217	12,936	(4,181)	8,755
Customer-related intangible assets	10 yrs	132,478	(47,767)	84,711	132,478	(34,520)	97,958
Lease contract	59 yrs	4,323	(277)	4,046	4,323	(204)	4,119
Land use rights	50 yrs	987	—	987	—	—	—
Other	2 yrs	275	(270)	5	262	(262)	—

Total intangible assets		$173,504	$(54,108)	$119,396	$172,429	$(39,167)	$133,262

        The following table sets forth the estimated aggregate future amortization expense for these intangible assets at December 31, 2007:

2008	$14,961
2009	14,959
2010	14,958
2011	14,958
2012	13,800

(5)   INVENTORIES

        Inventories, as of December 31 of the year indicated, consist of the following:

	2007	2006
Raw materials	$5,017	$5,168
Work in process	4,156	3,553
Finished goods	19,245	14,487

Total	$28,418	$23,208

(6)   PROPERTY, PLANT AND EQUIPMENT

        Major classes of property, plant and equipment, as of December 31 of the year indicated, are summarized as follows:

	2007	2006
Land improvements	$121	$121
Buildings	5,440	2,914
Furniture and office equipment	1,017	626
Machinery and equipment	19,501	15,034
Computer equipment and capitalized software	950	540
Leasehold improvements	2,149	1,458
Construction in progress	984	1,788

	30,162	22,481
Less accumulated depreciation	11,260	7,999

Net property, plant and equipment	$18,902	$14,482

(7)   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities, as of December 31 of the year indicated, consist of the following:

	2007	2006
Accrued compensation, benefits and related payroll taxes	$3,926	$3,721
Accrued interest	4,871	3,697
Other	3,255	2,742

Total	$12,052	$10,160

(8)   BORROWINGS

  (a)    Long-Term Debt

          Long-term debt at December 31, 2007 and 2006 consisted of the following:

	2007	2006
8 3/8% Senior Subordinated Notes due 2011	$125,000	$125,000
2004 Senior Credit Facility/2006 Restated Credit Facility	90,720	115,406
Second Lien	45,000	—

Total debt	260,720	240,406
Less current portion	987	1,257

Long-term debt, net of current portion	$259,733	$239,149

          The 8 3/8% Senior Subordinated Notes due 2011 (the "8 3/8% Notes") provide for semi-annual interest payments, in arrears, due on March 15 and September 15. On or after March 15, 2008 the 8 3/8% Notes may be redeemed, at the option of the Company, in whole or in part, at a redemption price of 104.188% beginning March 15, 2008 and declining ratably thereafter to 100% on March 15, 2010.

          The 2004 Senior Credit Facility had a maturity date of March 15, 2011, and provided for interest on the term loan, at the Company's option, at (i) the base rate of the bank acting as administrative agent plus a margin adder of 2.00% to 2.25%, or (ii) under a LIBOR option with a borrowing spread of LIBOR plus 2.50% to 3.00%, depending on financial ratios.

          On March 27, 2006, the Company amended and restated its 2004 Senior Credit Facility (the "2006 Restated Credit Facility"). The 2006 Restated Credit Facility included additional term loans under the Company's existing senior secured credit facilities of approximately $18.0 million, amendments that enable the Company to pursue future acquisitions, and the flexibility to enable the Company to execute on its global strategic and operational initiatives.

          On January 22, 2007, the Company executed an amendment to its 2006 Restated Credit Facility (the "Second Amendment"). The Second Amendment was made effective as of December 20, 2006. The Second Amendment was executed in conjunction with a second lien financing effort, described more fully below, and related acquisition, described more fully in Note 3. In addition to allowing the flexibility for such second lien financing, the Second Amendment also provided adjustments to certain specified financial ratios and tests included in the 2006 Restated Credit Facility. As part of the Second Amendment, the margin adder on LIBOR based loans was increased to between 3.00% and 3.25%, depending on financial ratios, beginning January 22, 2007.

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

          The Company's weighted average rate at December 31, 2007 was 8.27% on the 2006 Restated Credit Facility and 10.51% on the Second Lien.

          As a result of paying down $24.7 million of the borrowings under the 2006 Restated Credit Facility, the Company recognized a loss on early extinguishment of debt of $0.8 million. This loss is comprised of the write off of certain deferred financing costs related to the 2006 Restated Credit Facility and third party costs incurred in conjunction with the Second Amendment.

          The 2006 Restated Credit Facility, the Second Lien, and the 8 3/8% Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit the Company's ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The 2006 Restated Credit Facility and the Second Lien also require the Company to maintain certain specified financial ratios and tests including minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. Furthermore, the 2006 Restated Credit Facility and the Second Lien require certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of the Company's excess cash flows as defined within each credit agreement.

          On August 14, 2007, TTS Holdings LLC made a capital investment in the Company's parent, True Temper Corporation, of $1.7 million. These funds were then contributed by TTC to the

  Company in order to maintain full compliance with the second quarter 2007 financial covenants in the Company's 2006 Restated Credit Facility and the Second Lien Credit Agreement.

          On September 14, 2007, TTS Holdings LLC made another capital investment in TTC of $5.0 million. These funds were then contributed by TTC to the Company in order to maintain full compliance with the third quarter 2007 financial covenants in the Company's 2006 Restated Credit Facility and the Second Lien Credit Agreement.

          These equity investments, totaling approximately $6.7 million, were from the proceeds of Series A Senior Preferred Shares issued by TTC. While the Senior Preferred shares contain customary mandatory redemption features that are binding on the Company's parent, the Company has no legal obligation to redeem the Senior Preferred Shares in the future, nor has the Company guaranteed or pledged its assets in regard to them. True Temper Corporation is a holding company whose primary operations are through its investment in the Company.

          As of December 31, 2007, with the contributions noted above, the Company was in compliance with all of the covenants in the 2006 Restated Credit Facility, the Second Lien, and the 8 3/8% Notes.

          At December 31, 2007, future minimum principal payments on long-term debt were as follows:

2008	$987
2009	5,987
2010	71,127
2011	182,619

Total	$260,720

  (b)    Line of Credit

        The Company may borrow, through March 15, 2009, up to $20.0 million under a revolving credit agreement included in the 2004 Senior Credit Facility. The Company pays an annual commitment fee of 0.05% on the unused portion of the revolving credit agreement. Borrowings under the agreement are subject to the same provisions described in the long-term debt section of this Note. The Company had $5.0 million in outstanding borrowings under this line of credit as of December 31, 2007, which is included in the preceding table in this Note.

(9)   INCOME TAXES

        Total income taxes for the periods indicated were allocated as follows:

	Years Ended
	December 31, 2007	December 31, 2006	December 31 2005
Income (loss) from continuing operations	$9,991	$(6,279)	$33
Stockholder's equity:
Minimum pension liability	—	741	(665)
Mark to market adjustment on derivative instruments	—	45	(9)

Total income taxes	$9,991	$(5,493)	$(641)

        The income tax expense (benefit) attributable to loss from continuing operations, for the periods indicated, is as follows:

	Years Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Current:
Federal	$—	$—	$—
State	—	40	40
Foreign	262	173	194

Total current	262	213	234

Deferred:
Federal	8,714	(5,473)	(169)
State	1,015	(1,019)	(32)

Total deferred	9,729	(6,492)	(201)

Total	$9,991	$(6,279)	$33

        The actual income tax expense (benefit) attributable to loss from continuing operations differs from the amounts computed by applying the U.S. federal tax rate of 34% to the pretax loss as a result of the following:

	Years Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Computed "expected" tax benefit	$(7,983)	$(5,796)	$(147)
State tax, net of federal benefit	(930)	(646)	5
Foreign taxes	262	173	194
Valuation allowance	18,588	—	—
Other	54	(10)	(19)

Actual income tax expense (benefit)	$9,991	$(6,279)	$33

        The components of deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Goodwill	$27,693	$32,510
Accrued liabilities	802	642
Asset impairment	445	445
Net operating loss carryforwards	19,974	12,207
Facility start-up costs	454	168
Pension and post-retirement benefit obligations	3,868	1,609
Inventory	1,018	802
Deferred financing costs	222	—
Other	—	11

Gross deferred tax assets	$54,476	$48,394
Valuation allowance	(20,765)	—

Net deferred tax assets	33,711	48,394

Deferred tax liabilities:
Identifiable intangible assets	$(40,247)	$(44,912)
Property, plant and equipment	(2,126)	(1,999)
Other	(235)	(308)

Net deferred tax asset (liability)	$(8,897)	$1,175

        At December 31, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $52,600 which expire between 2019 and 2027.

        During 2007, the Company recorded income tax expense of approximately $10,000, primarily related to providing a valuation allowance against its deferred tax assets which were, at December 31, 2007, in excess of its deferred tax liabilities amortizing or reversing over similar time periods. The remaining net deferred tax liability of $8,900 on the Company's consolidated balance sheet as of December 31, 2007 related entirely to intangible assets with indefinite lives or in different tax jurisdictions.

        In accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"), the Company evaluates its deferred income taxes to determine if a valuation allowance is required. SFAS 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, companies must give more weight to evidence that can be objectively verified, and less weight to evidence that is more subjective in nature. Accordingly, when the Company evaluates the need for a valuation allowance it normally relies more heavily on recent financial performance than on projections of future taxable income.

        The Company believes that a valuation allowance is now required due to the Company's recent financial performance through 2007. In conducting the analysis in 2007, the Company utilized a consistent approach which relies heavily on reviewing the three year cumulative pretax income or loss for financial reporting purposes, as adjusted for any items that are unusual or infrequent in nature. In addition, all available positive and negative evidence was assessed, including future expected taxable income. In concluding that a full valuation allowance was required, the Company determined that the historical cumulative loss information outweighed other positive evidence available.

(10)    EMPLOYEE BENEFIT PLANS

        True Temper has a qualified pension plan for the hourly unionized employees at its Amory, Mississippi plant. The following tables provide a reconciliation of the changes in the plan's benefit obligation, fair value of plan assets and a statement of the plan's funded status for the years ended December 31, 2007 and 2006. During 2007, the Company adopted SFAS 158, as more fully described in Note 2(m). The Company's measurement date for its pension plan is December 31. The following tables present information about the plan in accordance with the recognition provisions of SFAS 158.

	Years Ended December 31,
	2007	2006
Reconciliation of benefit obligation:
Benefit obligation at beginning of period	$18,037	$19,015
Service cost	547	571
Interest cost	1,155	1,001
Amendments	817	—
Actuarial (gains) losses	870	(2,060)
Benefit payments	(669)	(490)

Benefit obligation at end of period	$20,757	$18,037

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of period	$13,760	$13,044
Actual return on plan assets	709	956
Employer contributions	316	250
Benefit payments	(669)	(490)

Fair value of plan assets at end of year	$14,116	$13,760

Funded Status:
Benefit obligation in excess of plan assets	$(6,641)	$(4,277)
Unrecognized net actuarial loss	—	396

Net amount recognized in the consolidated balance sheets	$(6,641)	$(3,881)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent liabilities	$(6,641)	$(3,944)
Accumulated other comprehensive income (loss)	—	63

Net amount recognized in the consolidated balance sheets	$(6,641)	$(3,881)

Amount not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Prior service cost	$(785)	$—
Accumulated loss	(1,637)	—

Accumulated other comprehensive income (loss):	$(2,422)	$—

        The estimated amount that will be amortized from AOCI into net periodic pension expense in 2008 is $78, and represents prior service cost.

        The Company expects to make total contributions of $3,095 to the pension plan in 2008. The following table sets forth the estimated benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated.

2008	$740
2009	$809
2010	$865
2011	$995
2012	$1,054
2013–2017	$6,358

        The following table provides the components of net periodic pension expense for the defined benefit pension plan for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Service cost	$547	$571	$550
Interest cost	1,155	1,001	1,026
Expected return on plan assets	(1,080)	(1,092)	(1,120)
Amortization of prior service cost	32	—	—

Net periodic pension expense	$654	$480	$456

Weighted average assumptions:
Discount rate	6.45%	6.00%	5.75%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	3.00%	3.00%	3.00%

        The following table provides information related to the Company's pension plan in which the accumulated benefit obligation exceeded the fair value of plan assets as of the applicable year end:

	December 31,
	2007	2006
Projected benefit obligation	$20,757	$18,037
Accumulated benefit obligation	$20,444	$17,704
Fair value of assets	$14,116	$13,760

        Assets of the pension plan consist primarily of investments in equity securities, debt securities, and cash equivalents. The weighted-average asset allocations as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006	Target
Equity securities	66.0%	66.0%	50-70%
Debt securities	30.0	33.0	30-50
Cash equivalents	4.0	1.0	0

Total	100.0%	100.0%	100.0%

        Certain actuarial assumptions, such as the assumed discount rate and long-term rate of return on plan assets, have an effect on the amounts reported for net periodic pension expense as well as the respective benefit obligation amounts. The assumed discount rates represent long-term high quality corporate bond rates reasonably commensurate with liability durations of the pension plan. The estimated long-term rate of return on plan assets used by the Company takes into account historical investment experience over a multi-year period, as well as a number of other factors, including the mix of plan asset investment types, current market conditions, investment practices of the pension plan's fiduciaries within the Company, and advice from its investment professionals and actuaries.

        In addition to the pension plan, the Company also maintains a defined contribution plan which covers substantially all United States based employees. Expenses for defined contribution plans amounted to $745, $695 and $635 for the years ended December 31, 2007, 2006 and 2005.

        The Company also participates in certain unfunded health care plans that provide post-retirement medical, dental, and life insurance benefits to hourly union employees at its Amory, Mississippi plant and to salaried employees hired prior to January 1, 2000. The post-retirement plans are contributory, and include certain cost-sharing features, such as deductibles and co-payments.

        The following tables set forth the benefit obligation and funded status of the unfunded post-retirement health plans for the years ended December 31, 2007 and 2006. During 2007 the Company adopted SFAS 158, as more fully described in Note 2(m). The Company's measurement date for its post-retirement plan is December 31. The following tables present information about the plans in accordance with the recognition provisions of SFAS 158.

	Years Ended December 31,
	2007	2006
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$4,593	$3,869
Service cost	127	136
Interest cost	282	256
Participant contributions	249	208
Actuarial loss	920	1,620
Benefits paid	(1,480)	(1,496)

Benefit obligation at end of year	$4,691	$4,593
Unrecognized net actuarial loss	—	(2,333)

Accrued benefit obligation	$4,691	$2,260

Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$(393)	$—
Noncurrent liabilities	(4,298)	(2,260)

Net amount recognized in the consolidated balance sheets	$(4,691)	$(2,260)

Amount not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Accumulated loss	$(3,067)	$—

Accumulated other comprehensive income (loss) (AOCI)	$(3,067)	$—

        The estimated amount that will be amortized from AOCI into net periodic post-retirement expense in 2008 is $228, and represents accumulated loss.

        The following table provides the components of net periodic expense for the unfunded post- retirement health plans for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Service cost	$127	$136	$91
Interest cost	282	256	220
Recognized net losses	183	94	—

Net periodic post-retirement expense	$592	$486	$311

Discount rate	6.45%	6.00%	5.75%

        The healthcare cost trend rate used to determine the post-retirement benefit obligation was 8.50% for 2007. This rate decreases gradually to an ultimate rate of 5.00% in 2014, and remains at that level thereafter. While the trend rate can be a significant factor in determining the amounts reported, for the year ended December 31, 2007 a one-percentage-point increase or decrease in the trend rate will have only minimal impact due to the claims costs being close to the employer imposed cap.

        The following table sets forth the estimated health care benefit payments expected to be paid in the periods indicated.

2008	$393
2009	$426
2010	$455
2011	$459
2012	$492
2013–2017	$2,491

        Certain actuarial assumptions, such as the assumed discount rate and the health care cost trend rates have an effect on the amounts reported for net periodic post-retirement expense as well as the respective benefit obligation amounts. The assumed discount rates represent long-term high quality corporate bond rates reasonably commensurate with liability durations of the post-retirement healthcare plan. The Company reviews external data provided by its healthcare benefit providers and actuaries, and its own historical trends for health care costs, to determine the healthcare cost trend rates for the post-retirement medical benefit plan.

(11) STOCK OPTIONS

        In 2004, the Company's parent, True Temper Corporation adopted an equity incentive plan (the "2004 Plan") pursuant to which TTC's board of directors may grant equity incentive awards to officers and key employees of the Company. The 2004 Plan authorizes grants of options to purchase and grants of restricted shares, in total, up to 1,008,051 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have 10 year terms and vest and become fully exercisable at differing time periods up to four years from the date of grant.

        On August 10, 2005, TTC issued, to certain employees in return for service, a total of 525,400 stock options and stock appreciation rights ("Equity Incentive Awards") to purchase common stock of TTC for $13.56 per share. The Equity Incentive Awards have a term of ten years, and vest and become exercisable at various times and under various conditions through August 10, 2012; with certain acceleration features based on performance criteria.

        At December 31, 2007, there were 251,051 shares available for grant under the 2004 Plan. There were no grants of equity incentive awards during 2006 or 2007. The per share weighted average fair value of stock options granted during 2005 was $2.41, on the date of grant using the Black Scholes option-pricing model (excluding a volatility assumption) with the following weighted average assumptions:

Expected dividend yield	0.0%
Risk free rate of return	4.21%
Expected life (years)	4.7

        Stock option activity during 2005, 2006 and 2007 is as follows:

	Number of Shares	Wtd. Avg. Exercise Price
Granted on August 10, 2005	525,400	$13.56
Exercised	—	—
Forfeited	—	—

Balance at December 31, 2005	525,400	$13.56
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at December 31, 2006	525,400	$13.56
Granted	—	—
Exercised	—	—
Forfeited	122,400	13.56

Balance at December 31, 2007	403,000	$13.56

        At December 31, 2007, the weighted average remaining contractual life of outstanding options was 7.6 years. At December 31, 2007, there were 124,800 options exercisable.

        In addition, TTC has 354,000 equity awards, issued on March 15, 2004, which vest only upon a sale of TTC and achivement of certain other terms as described in the awards. As of December 31, 2007, the events required for vesting of these awards are not expected to occur in the near term.

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

          Future minimum payments under non-cancelable operating leases with initial terms of one year or more as of December 31, 2007 are as follows:

Operating Leases
2008	$901
2009	728
2010	678
2011	527
2012	57
Thereafter	—

Total minimum lease payments	$2,891

          Rental expense on operating leases was $1,240, $1,227 and $1,067 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

          The following table provides the changes in the Company's accrual for product warranties:

December 31, 2004	$153
Liabilities accrued for warranties issued during the year	959
Warranty claims paid during the year	(803)

December 31, 2005	$309
Liabilities accrued for warranties issued during the year	1,033
Warranty claims paid during the year	(1,016)

December 31, 2006	$326
Liabilities accrued for warranties issued during the year	1,691
Warranty claims paid during the year	(1,570)

December 31, 2007	$447

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

        During 2007 and 2006, in addition to annual advisory fees of $0.5 million, the Company paid $0.4 million and $1.0 million, respectively to Gilbert Global for fees associated with financing and acquisition transactions.

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

	Years Ended December 31,
	2007	2006	2005
Net sales:
Golf shafts	$102,856	$99,103	$110,820
Performance sports	13,417	8,902	6,774

Total	$116,273	$108,005	$117,594

Gross profit:
Golf shafts	$31,220	$33,958	$45,804
Performance sports	2,686	853	1,428

Total	$33,906	$34,811	$47,232

Depreciation expense:
Golf shafts	$2,492	$2,050	$2,242
Performance sports	536	566	483

Total	$3,028	$2,616	$2,725

Capital expenditures:
Jointly used assets	$310	$125	$143
Golf shafts	2,523	4,264	1,686
Performance sports	337	499	783

Total	$3,170	$4,888	$2,612

Total assets:
Jointly used assets	$4,108	$4,392	$1,810
Golf shafts	57,414	44,102	42,693
Performance sports	5,624	4,560	4,210

Total	$67,146	$53,054	$48,713

          Revenues from one customer of True Temper's golf shafts segment represented approximately $17,900 or 15.4% of the Company's 2007 net sales; and revenues from two customers of True Tempers golf shaft segment represented approximately $13,800 or 12.8% and $12,900 or 11.9%, respectively, of the Company's 2006 net sales; and approximately $16,100 or 13.7%, and $14,700 or 12.5%, respectively, of the Company's 2005 net sales.

          Following are reconciliations of total reportable segment assets to total Company assets, as of December 31, and total reportable segment gross profit to total Company loss before income taxes for the periods indicated:

	2007	2006
Total assets:
Total from reportable segments	$67,146	$53,054
General corporate and other unallocated assets	292,704	300,645

Total	$359,850	$353,699

	Years Ended December 31,
	2007	2006	2005
Total reportable segment gross profit	$33,906	$34,811	$47,232
Less:
Selling, general and administrative expenses	14,725	14,226	14,660
Amortization of intangible assets	14,941	14,343	13,840
Business development, start-up and transition costs	2,012	2,688	208
Impairment charge on long lived assets	—	—	357
Loss on early extinguishment of debt	755	—	—
Interest expense	24,921	20,525	18,631
Other expense (income), net	32	75	(31)

Total Company loss before income taxes	$(23,480)	$(17,046)	$(433)

  (b)    Sales by Geographic Region

          The geographic distribution of the Company's net sales, by location of customer, is summarized as follows:

	Years Ended December 31,
	2007	2006	2005
U.S.	$75,025	$69,664	$75,151
International	41,248	38,341	42,443

Total	$116,273	$108,005	$117,594

        Revenues generated from sales into China accounted for approximately $22,400 or 19.3%, $19,300 or 17.9% and $20,900 or 17.8% of True Temper's total sales for the years ended December 31, 2007, 2006 and 2005, respectively. The sales into China are due primarily to the Company's major U.S. based original equipment manufacturers shifting a portion of their assembly operations to that region. Assets by location are not disclosed, as assets located outside the U.S. are immaterial.

(15) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2007 and 2006.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Net sales	$29,579	$33,037	$24,140	$29,517
Gross profit	10,017	10,428	4,067	9,394
Net loss	(3,061)	(2,301)	(22,777)	(5,332)
2006
Net sales	$31,659	$30,674	$21,491	$24,181
Gross profit	11,574	10,844	6,790	5,603
Net loss	(230)	(1,745)	(4,146)	(4,646)

(16) SUBSEQUENT EVENTS

        During the first quarter of 2008 the Company paid a dividend to its parent company, True Temper Corporation, of approximately $0.5 million. True Temper Corporation used the proceeds of this dividend to repurchase certain shares of its common stock.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.        Controls and Procedures

        Not applicable.

Item 9A(T). Controls and Procedures

  (a)
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

  (b)
  Management's Annual Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control system is designed to provide reasonable assurance that externally published financial statements can be relied upon and have been prepared in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

  (c)
  Changes in Internal Control Over Financial Reporting

        There have been no changes in the Company's internal control over financial reporting during the period covered by this Report that were identified in connection with the assessment referred to above that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.     Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The directors and executive officers of True Temper as of December 31, 2007 are as follows:

Name	Age	Position
Scott C. Hennessy	49	Chief Executive Officer, President and Director
Adrian H. McCall	50	Senior Vice President of Global Marketing and Product Development
Stephen M. Brown	42	Vice President of Human Resources
Jeremy Erspamer	33	Senior Director of Customer Planning and Supply Chain
Graeme Horwood	63	Vice President Engineering, Research and Development
Jason A. Jenne	38	Vice President, Chief Financial Officer and Treasurer
Raeford P. Lucas	42	Vice President, Global Golf Sales
Steven J. Gilbert	60	Director and Co-Chairman
Steven Kotler	60	Director and Co-Chairman
Richard W. Gaenzle, Jr.	43	Director
Jeffery W. Johnson	39	Director
William P. Lauder	47	Director

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

        Adrian H. McCall has been the Senior Vice President of Global Marketing and Product Development since November 2007. From August 2002 to November 2007, Mr. McCall served as our Senior Vice President of Global Distribution and Sales. From March 1999 to July 2002, Mr. Mc Call served as our Vice President of International Sales and Marketing since March 1999. From September 1995 to March 1999, Mr. McCall served as our Director of International Sales and Marketing. From May 1992 to September 1995, Mr. McCall served as Director of International Operations of The Upper Deck Company, a manufacturer and distributor of baseball cards. Mr. McCall graduated cum laude with a B.S. from the University of Hartford.

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

        Jeremy Erspamer has been the Senior Director of Customer Planning and Supply Chain since November 2007. From September 2005 to October 2007, Mr. Erspamer served as our Director of Global Sales and Logistics. From April 2003 to August 2005, Mr. Erspamer served as the Senior Manager—Global Sales & Logistics. From February 2000 to March 2003, Mr. Erspamer served in expanding roles within the supply chain and finance organizations. Prior to that Mr. Erspamer served in a Restructure Analyst position with Thomas & Betts Corporation. Mr. Erspamer graduated summa cum laude with a B.S. from the University of Tennessee.

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

        Raeford P. Lucas has been the Vice President, Global Golf Sales since November 2007. From November 2006 to November 2007, Mr. Lucas served as our Vice President of Sales. From June 2006 to October 2006, Mr. Lucas served as our Vice President and General Manager of Royal Precision and Precision Brands. From 2000 to June 2006, Mr. Lucas held various management positions at Royal Precision Inc., including Executive Vice President of Sales and Marketing. Prior to that, Mr. Lucas worked at Outdoor Technologies Group as the General Manager of the Fenwick Golf division. Mr. Lucas received a B.S. from North Carolina State University.

        Steven J. Gilbert became a member of and Co-Chairman of the board of directors upon consummation of the Gilbert Global Acquisition. He is a founder and has served as Chairman of the Board of Gilbert Global Equity Partners, L.P. since 1997. From 1992 to 1997, he was the founder and Managing General Partner of Soros Capital L.P., the principal venture capital and leveraged transaction entity of Quantum Group of Funds, and a principal Advisor to Quantum Industrial Holdings Ltd. From 1988 through 1992, he was the Managing Director of Commonwealth Capital Partners, L.P., a private equity investment firm. From 1984 to 1988, Mr. Gilbert was the Managing General Partner of Chemical Venture Partners (now J.P. Morgan Partners), which he founded. Mr. Gilbert is a Director of CPM Holdings, Inc., the Asian Infrastructure Fund and J O Hambro Investment Management, Ltd. Previously, Mr. Gilbert has been a director of numerous public and private companies. Mr Gilbert received a B.S. from the Wharton School at the University of Pennsylvania, an M.B.A. from the Harvard Graduate School of Business Administration, and a J.D. from Harvard Law School.

        Steven Kotler became a member of and Co-Chairman of the board of directors upon consummation of the Gilbert Global Acquisition. He has served as Vice Chairman of Gilbert Global Equity Partners, L.P. since 2000. Prior to joining Gilbert Global in 2000, Mr. Kotler, for 27 years, was with Schroder & Co. and its predecessor firm, Wertheim & Co., where he served as its Chief Executive Officer and President. Mr. Kotler is a Director of CPM Holdings and The Archstone Partnerships. Previously, Mr. Kotler has served as a Governor of the American Stock Exchange and a director of numerous public and private companies. Mr. Kotler is a graduate of City College of New York.

        Richard W. Gaenzle, Jr.    became a member of the board of directors upon consummation of the Gilbert Global Acquisition. He is a founder and has served as Managing Director of Gilbert Global Equity Partners, L.P. since 1997. From 1992 to 1997, he was a principal of Soros Capital L.P., the principal venture capital and leveraged transaction entity of Quantum Group of Funds, and a principal Advisor to Quantum Industrial Holdings Ltd. Prior to joining Soros Capital, Mr. Gaenzle held various positions in the investment banking industry. Mr. Gaenzle is a Director of CPM Holdings, Inc. Mr. Gaenzle received a B.A. from Hartwick College and an M.B.A. from Fordham University.

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

        William P. Lauder became a member of the board of directors in 2004. In July 2004, Mr. Lauder was named the President and Chief Executive Officer of Estee Lauder Companies, Inc. He joined Estee Lauder Companies in 1986 and held numerous positions of increasing responsibility. Mr. Lauder received a B.A. and an M.B.A. from the Wharton School at the University of Pennsylvania.

Board of Directors and Committees

        The Board of Directors held six meetings during 2007 and took action by written consent on one occasion. During 2007, a quorum was achieved at each of the scheduled meetings of the Board of Directors. The standing committees of the Board of Directors include the Audit Committee and the Compensation Committee.

  Audit Committee

        Steven Kotler, Jeffrey W. Johnson and Richard W. Gaenzle, Jr. are members of the Audit Committee, and Mr. Kotler chairs this committee. The Audit Committee is empowered to: (i) appoint, fix the compensation of, and oversee the work of the Company's independent registered public accounting firm (including the power to resolve any disagreements between management and the independent registered public accounting firm), with the independent registered public accounting firm reporting directly to the Audit Committee; (ii) pre-approve all audit services and permissible non-audit services; and (iii) engage and determine funding for independent counsel and other advisors as it may relate to certain financial or administrative matters of the Company. The Compay is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Board of Directors has determined that, with the exception of the independence requirement, Mr. Kotler would be an "audit committee financial expert" within the meaning of the rules of the Securities and Exchange Commission.

  Compensation Committee

        Steven J. Gilbert, Steven Kotler and Jeffrey W. Johnson are members of the Compensation Committee, and Mr. Gilbert chairs this committee. The Compensation Committee is responsible for monitoring the Company's adherence with its compensation philosophy, including ensuring that the compensation paid to its executive officers is fair, reasonable and competitive. The Compensation Committee's responsibilities, as discussed further in the "Compensation Discussion and Analysis" in Item 11 of this Part III, include, among other duties, the responsibility to establish the base salary, incentive compensation and any other compensation for the Company's Chief Executive Officer and review and approve the Chief Executive Officer's recommendations for the compensation of certain executive officers reporting to him. The Compensation Committee also has the full power and authority to interpret the provisions and supervise the administration of the True Temper Corporation 2004 Equity Incentive Plan, including the determination and/or approval of awards to be granted thereunder, and any and all other power and authority to review, interpret and/or administer compensation and benefit programs as may be delegated by the Company's board of directors to the Compensation Committee from time to time.

Code of Ethics

        The Audit Committee has adopted a Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and other senior financial personnel. A copy of the Code of Ethics is available on the Company's website at www.truetemper.com. The Company will disclose any amendments or waivers to the Code of Ethics on the same website.

Item 11.    Executive Compensation

  Report on Executive Compensation

        The Compensation Committee of the Board of Directors of True Temper Corporation, the Company's parent company, has furnished the following report for inclusion in this Annual Report on Form 10-K:

          The Compensation Committee is responsible for administering the Company's executive compensation program. Among other things, we review general compensation issues and determine the compensation of the Company's CEO and all other senior executives and key employees (hereafter collectively referred to as the "Executives"), and make determinations regarding, and administer, all of our employee compensation plans that provide benefits to the Executives.

          We have reviewed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K, and discussed the contents hereof with the Company's management. Based upon our review and discussions with management, we recommended to its Board of Directors the inclusion of the Compensation Discussion and Analysis appearing in this Annual Report on Form 10-K.

Respectfully submitted, The Compensation Committee of the Board of Directors Steven J. Gilbert, Chairman Steven Kotler Jeffrey W. Johnson

        No portion of this report shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, (collectively, the "Acts") through any general statement incorporating by reference the Annual Report on Form 10-K in which this report appears in its entirety, except to the extent that the company specifically incorporates this report or a portion of this report by reference. In addition, this report shall not otherwise be deemed to be "soliciting material" or to be "filed" under either of such Acts.

Compensation Discussion and Analysis

        Compensation Philosophy and Objectives.    The Compensation Committee believes an effective compensation program should be one that is designed to: attract and retain the best possible executive talent; tie annual and long-term cash and equity incentives to the achievement of measurable corporate and individual performance objectives; and align executives' incentives with overall value creation within the organization. To achieve these objectives, the Compensation Committee implements, maintains and monitors compensation plans which tie a portion of the Executives' overall compensation to the achievement of established objective goals, including profitability and the efficient use of capital. When establishing these objectives and goals, the Compensation Committee considers those established by companies of similar size, while taking into account the strategic goals and relative performance of True Temper Sports, Inc.

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

        On at least an annual basis, the Compensation Committee reviews the performance of the Chief Executive Officer as compared with the achievement of the Company's objective goals and any individual goals. The Compensation Committee, together with the Chief Executive Officer, annually reviews the performance of each individual Executive as compared with the achievement of Company goals, as the case may be, together with each Executive's individual goals. The Compensation Committee can then exercise its discretion in modifying any recommended adjustments or awards to the Executives.

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

2007 Executive Compensation Components

        For the year ended December 31, 2007, the principal components of compensation for the Company's Executives are described below:

        Base Salary.    The Company provides Executives and other employees with base salary to compensate them for services rendered during the fiscal year. Base salaries are set to recognize the experience, skills, knowledge and responsibilities required of the Executives in their respective roles. Base salaries are reviewed annually, and will be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Base salaries are established for a given position taking into consideration the factors discussed above together with available market or comparable salary data. In 2007, the Compensation Committee approved salary increases for our named executive officers ranging from approximately 3% to 8%. The increases were based on each named executive officer's individual services rendered, level and scope of responsibility and experience, comparisons to various market pay practices, and the operating performance of the Company during calendar year 2006. The increase range was 3% to 5% for all of the Executives with the exception of two individuals who received 7% to 8% increases related to additional job responsibilities. The Compensation Committee determined that the overall increases were warranted.

        Performance-Based Executive Incentive Compensation Plan.    The Company maintains a performance based Executive incentive compensation plan (the "EICP"). The EICP establishes objectives for the calculation of annual cash bonuses for each Executive, subject to Compensation Committee oversight and modification. The EICP provides for annual incentive bonuses which are intended to compensate Executives for achieving or exceeding Company financial goals and for achieving individual annual performance goals. The EICP uses a sliding scale applied to financial performance targets with corresponding achievement levels. No bonus is earned unless a minimum target is achieved. Additional bonus may be earned should the targets be exceeded. In 2007, the Company's operating performance fell below the minimum target established for payment of cash bonuses under the EICP, which was $32.0 million in Adjusted EBITDA. Accordingly, no cash bonuses were paid to the Executives for calendar year 2007. For 2008, the EICP objectives will again be primarily based on profitability.

        Incentives under the EICP are paid in cash and are typically paid in a single installment in the first quarter following the completion of a given fiscal year. The Compensation Committee has reserved the right under the EICP to also pay "discretionary" bonuses. Such discretionary bonuses are paid if the Compensation Committee determines that a particular Executive has exceeded the objectives and/or goals established for such Executive or made a unique contribution to the Company during the year.

        Equity Program; Stock Options and Restricted Stock.    Under the True Temper Corporation 2004 Equity Incentive Plan (the "Plan"), the Compensation Committee may make various types of awards with respect to True Temper Corporation common stock. True Temper Corporation is a privately held company and its common stock, including any stock issued or obtained pursuant to the Plan, has transfer restrictions. The maximum amount of common stock that can be issued (or in respect of which awards can be issued) under the Plan is limited to approximately 1.0 million shares. Among other things, the Compensation Committee decides which of the Executives or senior managers shall receive awards under the Plan and the type of award made. In the case of stock options granted under the Plan, the Compensation Committee determines strike price, vesting terms, and such other terms or conditions as the Compensation Committee may determine, in their sole discretion, provided it is allowed under the Plan. The Plan has two types of options, service based options and performance based options. Service based options vest on a pro-rata basis over a period less than five years, have a term of ten years from the date of grant, and expire if not exercised. Performance based options vest upon the satisfactory achievement of certain specified profitability targets, have a term of ten years from the date of grant, and expire if not exercised. In the event of a change of control, as defined in the Plan, all of the outstanding but unvested stock options become vested and exercisable.

        The Plan also has certain restricted shares available for grant. Restrictions are lifted in the event of a change of control, and provided that a certain specified stock price is achieved during such transaction.

        All of the awards granted to management under the Plan were granted between March 15, 2004 and August 10, 2005. No such awards were granted for calendar year 2007.

        There is no program, plan or practice in place for selecting grant dates for awards under the Plan in coordination with the release of material non-public information. The exercise price for the option awards is the fair market value of the stock of True Temper Corporation on the date of grant. The fair market value is determined by the Compensation Committee and the Board of Directors of True Temper Corporation using a variety of analytical tools. The Compensation Committee is not prohibited from granting options at times when they are in possession of material non-public information. However, no inside information was taken into account in determining the number of options previously awarded or the exercise price for those awards, and the Compensation Committee did not "time" the release of any material non-public information to affect the value of those awards.

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

        401(k) Plan.    The Company's Executives are eligible to participate in its company-wide 401k plan for salaried employees. The Company matches, at a 50% rate, the first 6% of the employee's contributions.

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

        Tax Treatment.    The Company's Board of Directors considers the anticipated tax treatment of its executive compensation program when setting levels and types of compensation. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation paid to a company's chief executive officer or any of its other four most highly compensated executive officers in excess of $1 million in any year, with certain performance-based compensation being specifically exempt from this deduction limit. Compensation received under the EICP is performance-based, and therefore qualifies for the exemption from the deduction limit. During 2007, none of the Company's employees subject to this limit received Section 162(m) compensation in excess of $1 million. Consequently, the requirements of Section 162(m) should not affect the tax deductions available to the Company in connection with its senior executive compensation program for 2007.

        Conclusion.    The Company's compensation policies are designed to reasonably and fairly motivate, retain and reward its Executives for achieving the Company's objectives and goals.

Compensation Tables

  Summary Compensation Table

        The table below summarizes the total compensation paid or earned by each of the Named Executive Officers for the years ended December 31, 2007 and 2006.

Name and Principal Position	Fiscal Year	Salary $	Bonus $	All Other Compensation $(1)	Total $
Scott C. Hennessy Chief Executive Officer, President and Director	2007 2006	455,000 435,833	— —	41,550 41,382	496,550 477,215
Adrian H. McCall Senior Vice President of Global Marketing and Product Development	2007 2006	202,500 192,915	— —	28,261 29,224	230,761 222,139
Jason A. Jenne Vice President, Chief Financial Officer and Treasurer	2007 2006	176,250 162,915	— —	22,902 23,199	199,152 186,114
Stephen M. Brown Vice President of Human Resources	2007 2006	152,500 143,133	25,000 —	14,413 11,686	191,913 154,819
Graeme Horwood Vice President Engineering, Research and Development	2007 2006	150,500 144,748	— —	33,474 36,552	183,974 181,300
Fred H. Geyer(2) Prior Senior Vice President, Chief Operating Officer	2007 2006	230,000 225,833	— —	38,094 29,552	268,094 255,385

(1)
Includes company contributions under the Company's 401(k) plan, certain life insurance benefits; and where applicable, country club dues and car allowance.

  None of the amounts attributable to each perquisite or benefit exceeds the greater of $25,000 or 10% of the total amount of perquisites for each named executive officer.

(2)
Fred Geyer's relationship with True Temper Sports, Inc. was severed during the first quarter of 2007.

Management Agreements with True Temper Sports, Inc.

        Mr. Scott C. Hennessy, Chief Executive Officer, has an employment agreement with True Temper Sports, Inc.

        Mr. Hennessy's Employment Agreement.    Under his employment agreement, Mr. Hennessy serves as the Company's president and chief executive officer. The initial term of the agreement was from March 15, 2004 through December 31, 2005, and is automatically renewed for successive one-year periods unless 60 days' prior notice is given by either party. In addition, Mr. Hennessy is a member of the Company's board of directors. He receives an annual base salary of at least $400,000, and is eligible to receive an annual performance bonus of 100% of his base salary if the Company achieves specified performance objectives. In addition, under the employment agreement, Mr. Hennessy is provided certain employee benefits consistent with other employees of the Company. Upon Mr. Hennessy's termination of employment by the Company without "cause" or by Mr. Hennessy for "good reason" (each as defined in the employment agreement) or upon the Company's election not to renew his employment, Mr. Hennessy will be entitled to receive the following severance payments and benefits: any accrued but unpaid salary as of the date of the termination, any annual bonus earned but unpaid for the most recently completed fiscal year, reimbursement of any outstanding business expenses, and the continuation of his base salary for a period of 12 months. Additionally, Mr. Hennessy will be subject to certain restrictions on his ability to compete with the Company or solicit any customers or employees for two years after his termination. Mr. Hennessy's employment agreement may also be terminated for "cause" (as defined in the employment agreement).

Bonus Plan

        See "Compensation Discussion and Analysis" for a discussion of the Company's EICP.

2004 Equity Incentive Plan

        See "Compensation Discussion and Analysis" as well as Notes 2 and 11 to the Company's audited consolidated financial statements, located elsewhere in this annual report, for a discussion of the 2004 Equity Incentive Plan.

  Outstanding Equity Awards at Fiscal Year-End

	Option Awards(1)				Stock Awards(1)
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested $(2)
Scott C. Hennessy	36,000	108,000	13.56	8/10/2015	192,000	2,603,520
Adrian H. McCall	12,600	37,600	13.56	8/10/2015	60,000	813,600
Jason A. Jenne	9,000	27,000	13.56	8/10/2015	36,000	488,160
Stephen Brown	7,200	21,600	13.56	8/10/2015	24,000	325,440
Graeme Horwood	7,200	21,600	13.56	8/10/2015	24,000	325,440
Fred H. Geyer	24,000	—	13.56	8/10/2015	84,000	1,139,040

(1)
See Note 11 to the Company's audited consolidated financial statements, located elsewhere in this annual report, for a description of TTC's share option and restricted stock plans, including vesting schedule.

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

Potential Payments Upon Termination or Change of Control

        Other than those described above in the sections titled "Equity Program; Stock Options and Restricted Stock" and "Management Agreements with True Temper Sports, Inc.", the Company has no contractual payments associated with employment agreements that would be required in the event of a termination or change of control. The Company does maintain a severance policy which is used as a guideline in establishing severance benefits to any salaried employee that is terminated without cause (the "Severance Policy"). The Severance Policy provides, primarily, for salary continuation for periods ranging from three to twelve months depending on length of service. Generally, one week of severance pay is earned for each year of continuous service, with certain minimum amounts of severance provided for specific levels of management within the Company.

        Following is a discussion of the potential payments required for each Named Executive Officer; in the case of Mr. Hennessy, payments are governed by his employment agreement, and in the case of all other Named Executive Officers, payments are governed by the Severance Policy.

        Scott C. Hennessy.    Under the terms of his employment agreement, Mr. Hennessy is entitled to receive the following severance payments and benefits: any accrued but unpaid salary as of the date of the termination, any annual bonus earned but unpaid for the most recently completed fiscal year, reimbursement of any outstanding business expenses, and the continuation of his base salary for a period of 12 months. As of December 31, 2007, the total amount of such payments would have been approximately $460,000. In addition, in the event of a change of control, Mr. Hennessy would be entitled to accelerated vesting of all the option awards, and potentially all of the stock awards, identified in the table above under the heading "Outstanding Equity Awards at Fiscal Year-End". The specific value of such awards would be determined based on the terms and conditions of such change of control, including the per share price of common stock exchanged in the transaction.

        Adrian H. McCall.    Under the terms of the Company's Severance Policy, Mr. McCall is entitled to receive the following severance payments and benefits: any accrued but unpaid salary as of the date of the termination, reimbursement of any outstanding business expenses, and the continuation of his base salary for a period of at least six months. As of December 31, 2007, the total amount of such payments would have been approximately $103,000. In addition, in the event of a change of control, Mr. McCall would be entitled to accelerated vesting of all the option awards, and potentially all of the stock awards, identified in the table above under the heading "Outstanding Equity Awards at Fiscal Year-End". The specific value of such awards would be determined based on the terms and conditions of such change of control, including the per share price of common stock exchanged in the transaction.

        Jason A. Jenne.    Under the terms of the Company's Severance Policy, Mr. Jenne is entitled to receive the following severance payments and benefits: any accrued but unpaid salary as of the date of the termination, reimbursement of any outstanding business expenses, and the continuation of his base salary for a period of at least six months. As of December 31, 2007, the total amount of such payments would have been approximately $90,000. In addition, in the event of a change of control, Mr. Jenne would be entitled to accelerated vesting of all the option awards, and potentially all of the stock awards, identified in the table above under the heading "Outstanding Equity Awards at Fiscal Year-End". The specific value of such awards would be determined based on the terms and conditions of such change of control, including the per share price of common stock exchanged in the transaction.

        Stephen M. Brown.    Under the terms of the Company's Severance Policy, Mr. Brown is entitled to receive the following severance payments and benefits: any accrued but unpaid salary as of the date of the termination, reimbursement of any outstanding business expenses, and the continuation of his base salary for a period of at least six months. As of December 31, 2007, the total amount of such payments would have been approximately $78,000. In addition, in the event of a change of control, Mr. Brown would be entitled to accelerated vesting of all the option awards, and potentially all of the stock awards, identified in the table above under the heading "Outstanding Equity Awards at Fiscal Year-End". The specific value of such awards would be determined based on the terms and conditions of such change of control, including the per share price of common stock exchanged in the transaction.

        Graeme Horwood.    Under the terms of the Company's Severance Policy, Mr. Horwood is entitled to receive the following severance payments and benefits: any accrued but unpaid salary as of the date of the termination, reimbursement of any outstanding business expenses, and the continuation of his base salary for a period of at least six months. As of December 31, 2007, the total amount of such payments would have been approximately $76,000. In addition, in the event of a change of control, Mr. Horwood would be entitled to accelerated vesting of all the option awards, and potentially all of the stock awards, identified in the table above under the heading "Outstanding Equity Awards at Fiscal Year-End". The specific value of such awards would be determined based on the terms and conditions of such change of control, including the per share price of common stock exchanged in the transaction.

        Fred H. Geyer.    Under the terms of the Company's Severance Policy, Mr. Geyer was entitled to receive the following severance payments and benefits: any accrued but unpaid salary as of the date of the termination, reimbursement of any outstanding business expenses, and the continuation of his base salary for a period of at least six months. On February 19, 2007, Mr. Geyer's employment with True Temper Sports, Inc. was terminated. He will receive total payments of approximately $230,000 during the severance period.

        No payments are made if an executive terminates his employment without "good reason" or we terminate his employment for "cause," or if, under a severance agreement, an executive leaves for other than "good reason" or we terminate their employment for any reason other than without "cause" (including death or disability).

        With respect to the employment and severance agreements:

  •
  "cause" generally means (i) the commission of a felony or a crime of moral turpitude; (ii) a willful and material act of dishonesty involving the Company; (iii) a material non-curable breach of the executive's obligations under the agreement; (iv) material breaches of Company policies or procedures; (v) any other willful misconduct which causes material harm to the Company or its business reputation; (vi) a failure to cure a material breach of the executive's obligations under any agreements with the Company, including certain agreements related to the executive's equity participation in the Company, within 30 days after written notice of such breach; or (vii) breaches of any of the executive's representations contained in agreements with the Company; and

  •
  "good reason" generally means (i) a reduction in the executive's annual base salary or bonus potential (but not including any diminution related to a broader compensation reduction that is not limited to any particular employee or executive); (ii) a material diminution of the executive's responsibilities; (iii) relocation of the executive's primary work place, as assigned to him by the Company, beyond a fifty mile radius; or (iv) a material breach by the Company of any written agreement.

Director Compensation

        The Company does not provide compensation to Directors for their service in such capacity.

Compensation Committee Interlocks and Insider Participation

        There are no Compensation Committee interlocks (i.e., no executive officer of the Company or of True Temper Corporation serves as a member of the board of directors or the compensation committee of another entity that has an executive officer serving on the Company's board of directors or True Temper Corporation's board of directors).

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        All of the outstanding shares of our capital stock are owned by TTC. The following table sets forth information with respect to the beneficial ownership of TTC's capital stock as of March 1, 2008 by:

  (1)
  all stockholders of TTC that own more than 5% of any class of such voting securities,

  (2)
  each director and named executive officer, and

  (3)
  all directors and executive officers as a group.

Name of Beneficial Owner(1)	Number of Common Shares	Percentage of Outstanding Common Stock
TTS Holdings LLC c/o Gilbert Global Equity Capital, LLC. 320 Park Avenue 17th Floor New York, New York 10022	8,778,919	96.8%
Scott C. Hennessy	167,021	1.8%
Adrian H. McCall	29,509	*
Stephen Brown	7,377	*
Jason A. Jenne	3,689	*
Graeme Horwood	2,951	*
All directors and executive officers as a group (5 persons)	210,547	2.3%

  *
  Less than 1%.

  (1)
  Except as otherwise indicated, the address for all persons shown on this table is c/o True Temper Sports, Inc., 8275 Tournament Drive, Suite 200, Memphis, TN 38125.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Stock Purchase Agreement

        In accordance with the terms of the Purchase Agreement by and among TTS Holdings LLC, True Temper Corporation, and True Temper Sports, LLC and others dated January 30, 2004 (the "Stock Purchase Agreement"), Sellers, as defined in the Stock Purchase Agreement, have indemnified TTS Holdings, LLC, the purchaser, against any and all damages resulting from any misrepresentation or breach of warranty of Sellers contained in the Stock Purchase Agreement, for claims made within 18 months following the closing date, except that claims involving environmental matters, tax matters, or employee benefit matters shall survive for a period of 36 months following the closing date. The indemnification obligations of the Sellers under the Stock Purchase Agreement are generally subject to a $10.0 million basket amount and are limited to an aggregate payment of no more than the total amount held in escrow.

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

        During 2007 and 2006, in addition to annual advisory fees of $0.5 million, the Company paid $0.4 million and $1.0 million, respectively to Gilbert Global for fees associated with financing and acquisition transactions.

Director Independence

        As a debt-only filer, the Company is not required to have a majority of its Board consist of independent directors.

Item 14.    Principal Accountants Fees and Services

        The following table represents aggregate fees billed to the Company for fiscal years ended December 31 by KPMG LLP, the Company's independent registered public accounting firm.

	Fiscal Years Ended
	2007	2006
Audit fees	$232,000	$184,000
Tax fees(1)	86,000	128,600

Total fees(2)	$318,000	$312,600

  (1)
  Primarily tax returns, advice and planning

  (2)
  All fees have been approved by the Audit Committee

        The Audit Committee has considered whether performance of services other than audit services is compatible with maintaining the independence of KPMG LLP.

Auditor Fees Pre-approval Policy

        In 2003, the Audit Committee adopted a policy concerning approval of audit and non-audit services to be provided by the independent registered public accounting firm to the Company. The policy requires that all services KPMG LLP, the Company's independent registered public accounting firm, may provide to the Company, including audit services and permitted audit-related and non-audit services, excluding certain designated tax services, must be approved by the Audit Committee. The Committee approved all audit and non-audit services provided by KPMG during 2007.

PART IV

Item 15.    Exhibits and Financial Statements Schedule

1.
Financial Statements.    The following financial statements of True Temper Sports, Inc. have been included in part II, item 8 of this report on Form 10-K:

  Report of Independent Registered Public Accounting Firm

  Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

  Consolidated Balance Sheets at December 31, 2007 and 2006

  Consolidated Statements of Stockholder's Equity and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005

  Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

  Notes to the Consolidated Financial Statements

2.
Financial Statement Schedule.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
	Dollars in thousands (debit)/credit
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2005	$915	165	—	(669)	$411
Year ended December 31, 2006	$411	100	—	(34)	$477
Year ended December 31, 2007	$477	65	—	(99)	$443

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

TRUE TEMPER SPORTS, INC.
By:	/s/ SCOTT C. HENNESSY
Name:	Scott C. Hennessy
Title:	President and Chief Executive Officer
Date:	March 21, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ STEVEN J. GILBERT
Name:	Steven J. Gilbert
Title:	Director and Co-Chairman
Date:	March 21, 2008
By:	/s/ STEVEN KOTLER
Name:	Steven Kotler
Title:	Director and Co-Chairman
Date:	March 21, 2008
By:	/s/ RICHARD W. GAENZLE, JR.
Name:	Richard W. Gaenzle, Jr.
Title:	Director
Date:	March 21, 2008
By:	/s/ JEFFREY W. JOHNSON
Name:	Jeffrey W. Johnson
Title:	Director
Date:	March 21, 2008
By:	/s/ WILLIAM P. LAUDER
Name:	William P. Lauder
Title:	Director
Date:	March 21, 2008

By:	/s/ SCOTT C. HENNESSY
Name:	Scott C. Hennessy
Title:	President, Chief Executive Officer and Director
Date:	March 21, 2008
By:	/s/ JASON A. JENNE
Name:	Jason A. Jenne
Title:	Vice President, Chief Financial Officer and Principal Accounting Officer
Date:	March 21, 2008

INDEX TO EXHIBITS

1.1	Purchase Agreement, dated as of March 3, 2004, among True Temper Sports, Inc., Credit Suisse First Boston LLC and Goldman, Sachs & Co. (filed as Exhibit 1.1 to True Temper Sports, Inc.'s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*
4.1
Indenture, dated as of March 15, 2004, among True Temper Sports, Inc., the Guarantors identified therein, and The Bank of New York (filed as Exhibit 4.1 to True Temper Sports, Inc.'s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*
4.2
Form of Senior Subordinated Note due 2011 (filed as Exhibit 4.2 to True Temper Sports, Inc.'s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*
4.3
Registration Rights Agreement, dated as of March 15, 2004, among True Temper Sports, Inc., El Cajon Equipment Corporation, True Temper Sports-PRC Holdings, Inc., Credit Suisse First Boston LLC and Goldman, Sachs & Co (filed as Exhibit 4.3 to True Temper Sports, Inc.'s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*
10.1
Management Services Agreement, dated as of March 15, 2004, between GGEP Management, L.L.C., GGEP Management (Bermuda) Ltd., and True Temper Sports, Inc. (filed as Exhibit 10.1 to True Temper Sports, Inc.'s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*
10.2
Shareholders Agreement, dated as of March 15, 2004, by and among True Temper Corporation, TTS Holdings LLC and the Other Investors identified therein (filed as Exhibit 10.2 to True Temper Sports, Inc.'s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*
10.3
True Temper Corporation 2004 Equity Incentive Plan, dated as of March 15, 2004 (filed as Exhibit 10.3 to True Temper Sports, Inc.'s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*
10.4
Credit Agreement, dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc, the Lenders identified therein, Credit Suisse First Boston, Antares Capital Corporation, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital (filed as Exhibit 10.4 to True Temper Sports, Inc.'s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*
10.5
Tax Sharing and Administrative Services Agreement, dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc., El Cajon Equipment Corporation and True Temper Sports-PRC Holdings, Inc. (filed as Exhibit 10.5 to True Temper Sports, Inc.'s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*
10.6
Employment Agreement, dated as of January 30, 2004, by and between True Temper Sports, Inc. and Scott C. Hennessy (filed as Exhibit 10.6 to True Temper Sports, Inc.'s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

10.7
First Amendment, dated as of September 24, 2004, to the Credit Agreement, dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc, the Lenders identified therein, Credit Suisse First Boston, Antares Capital Corporation, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital (filed as Exhibit 10.1 to True Temper Sports, Inc.'s report on Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2004).*
10.8
Amended and Restated Credit Agreement dated as of March 27, 2006, (amending and restating the Credit Agreement dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc, the Lenders identified therein, Credit Suisse First Boston, Antares Capital Corporation, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital) (filed as Exhibit 10.8 to True Temper Sports, Inc.'s report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2006).*
10.9
First Amendment dated as of December 20, 2006 to the Amended and Restated Credit Agreement dated as of March 27, 2006 (amending and restating the Credit Agreement dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc., the Lenders identified therein, Credit Suisse, Antares Capital Corporation, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital), (filed as Exhibit 10.2 to True Temper Sports, Inc.'s report on Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007).*
10.10
Second Lien Credit Agreement dated as of January 22, 2007, by and among True Temper Corporation, True Temper Sports, Inc., the Lenders identified therein, and Credit Suisse, (filed as Exhibit 10.1 to True Temper Sports, Inc.'s report on Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007).*
10.11	Summary of severance arrangement dated as of February 19, 2007 between True Temper Sports, Inc. and Fred H. Geyer.*
12.1	Computation of Ratio of Earnings To Fixed Charges.**
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*
Incorporated by reference

**
Filed herewith