Form 10-Q
period 2008-03-30
TRUE TEMPER SPORTS INC
filed 2008-05-13
CIK 1078547

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2008
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

        As of May 13, 2008, the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

TRUE TEMPER SPORTS, INC.

INDEX

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Quarter Ended
	March 30, 2008	April 1, 2007
NET SALES	$35,827	$29,579
Cost of sales	23,329	19,562

GROSS PROFIT	12,498	10,017
Selling, general and administrative expenses	3,867	3,977
Amortization of intangible assets	3,734	3,736
Business development, start-up and transition costs	254	372
Loss on early extinguishment of long-term debt	—	755

OPERATING INCOME	4,643	1,177
Interest expense, net	6,168	6,005
Other expenses	43	13

LOSS BEFORE INCOME TAXES	(1,568)	(4,841)
Income tax expense (benefit)	31	(1,780)

NET LOSS	$(1,599)	$(3,061)

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,766	$4,722
Receivables, net	24,272	21,185
Inventories	29,508	28,418
Deferred tax assets	1,383	1,242
Prepaid expenses and other current assets	2,019	1,803

Total current assets	60,948	57,370
Property, plant and equipment, net	18,515	18,902
Goodwill	156,023	156,070
Intangible assets, net	115,677	119,396
Other assets	7,716	8,112

Total assets	$358,879	$359,850

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$5,987	$987
Accounts payable	10,560	7,979
Accrued expenses and other current liabilities	10,108	12,052

Total current liabilities	26,655	21,018
Deferred tax liabilities	10,280	10,139
Long-term debt, net of current portion	254,733	259,733
Other liabilities	11,117	10,959

Total liabilities	302,785	301,849
STOCKHOLDER'S EQUITY
Common stock—par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	118,173	118,648
Accumulated deficit	(56,767)	(55,168)
Accumulated other comprehensive loss, net of taxes	(5,312)	(5,479)

Total stockholder's equity	56,094	58,001
Commitments and contingent liabilities	—	—

Total liabilities and stockholder's equity	$358,879	$359,850

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarter Ended
	March 30, 2008	April 1, 2007
OPERATING ACTIVITIES
Net loss	$(1,599)	$(3,061)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	846	698
Amortization of deferred financing costs	461	300
Amortization of intangible assets	3,734	3,736
Loss on disposal of property, plant and equipment	13	8
Loss on early extinguishment of long-term debt	—	755
Deferred income taxes	—	(1,847)
Changes in operating assets and liabilities, net	(3,435)	(7,785)

Net cash provided by (used in) operating activities	20	(7,196)
INVESTING ACTIVITIES
Purchases of property, plant, equipment	(440)	(922)
Acquisition of business	—	(9,238)
Other investing activity	—	(31)

Net cash used in investing activities	(440)	(10,191)
FINANCING ACTIVITIES
Proceeds from issuance of bank debt	—	45,000
Principal payments on bank debt	—	(24,686)
Payment of debt issuance costs	—	(2,138)
Distribution to TTC	(475)	—
Other financing activity	(61)	(56)

Net cash (used in) provided by financing activities	(536)	18,120
Net increase (decrease) in cash and cash equivalents	(956)	733
Cash and cash equivalents at beginning of period	4,722	3,055

Cash and cash equivalents at end of period	$3,766	$3,788

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(Dollars in thousands unless otherwise indicated)

1) Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of True Temper Sports, Inc. and subsidiaries ("True Temper" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by U.S. generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the unaudited condensed consolidated financial statements as of and for the periods ended March 30, 2008 and April 1, 2007 include all adjustments, consisting of only normal recurring adjustments, which are necessary for the fair presentation of results for interim periods.

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

2) Stock-Based Compensation

        On August 10, 2005 TTC issued, to certain employees in return for service, a total of 525,400 stock options and stock appreciation rights ("Equity Incentive Awards") to purchase common stock of TTC for $13.56 per share. The Equity Incentive Awards have a term of ten years, and vest and become exercisable at various times and under various conditions through August 10, 2012; with certain acceleration features based on performance criteria. During the year ended December 31, 2007, a total of 122,400 of these Equity Incentive Awards were forfeited.

        There have been no Equity Incentive Awards granted, exercised or forfeited in the first quarter of 2008. The weighted average remaining contractual life of the Equity Incentive Awards is between seven and eight years.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

        In addition, TTC has 354,000 equity awards which vest only upon a sale of TTC and achievement of certain other terms as described in the awards. As of March 30, 2008, the events required for vesting of these awards are not expected to occur in the near term.

3) Inventories

	March 30, 2008	December 31, 2007
Raw materials	$4,506	$5,017
Work in process	4,783	4,156
Finished goods	20,219	19,245

Total	$29,508	$28,418

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

	Quarter Ended
	March 30, 2008	April 1, 2007
Net sales:
Golf shafts	$31,922	$27,501
Performance sports	3,905	2,078

Total	$35,827	$29,579

Gross profit:
Golf shafts	$11,608	$9,625
Performance sports	890	392

Total	$12,498	$10,017

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

        Following is a reconciliation of total reportable segment gross profit to total Company loss before income taxes:

	Quarter Ended
	March 30, 2008	April 1, 2007
Total reportable segment gross profit	$12,498	$10,017
Less:
Selling, general and administrative expenses	3,867	3,977
Amortization of intangible assets	3,734	3,736
Business development, start-up and transition costs	254	372
Loss on early extinguishment of long-term debt	—	755
Interest expense, net	6,168	6,005
Other expense, net	43	13

Total Company loss before income taxes	$(1,568)	$(4,841)

5) Comprehensive Income (Loss)

        Total comprehensive loss and its components for the periods covered by this report are as follows:

	Quarter Ended
	March 30, 2008	April 1, 2007
Net loss	$(1,599)	$(3,061)
Mark to market adjustment on derivative instruments, net of taxes	167	(16)

Total comprehensive loss	$(1,432)	$(3,077)

6) Pension and Other Postretirement Benefits

        The following table reflects the Company's net periodic pension benefit expense and cash contributions to its pension plan, as well as the net periodic postretirement benefit expense related to its unfunded health care plan for retirees, for the periods covered by this report:

	Quarter Ended
	March 30, 2008	April 1, 2007
Pension Plan:
Net periodic pension benefit expense	$164	$120
Cash contributions to the pension plan	$105	$—
Postretirement Health Plan:
Net periodic postretirement benefit expense	$148	$122

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

7) Acquisition of Business

        On February 25, 2007, the Company acquired 100% of the shares of Supertop Enterprises Limited, the sole shareholder of CN Precision Co., Ltd ("CN Precision"), a wholly foreign-owned enterprise in Suzhou, China for approximately $9.5 million, plus direct acquisition costs and certain working capital adjustments of $0.2 million. Approximately $0.7 million of the purchase price was contingent upon the successful completion of certain contractual obligations by the seller. As of September 30, 2007, all of the contractual obligations had been fulfilled by the seller, and the entire $0.7 million contingent purchase price had been paid.

        CN Precision is a startup steel golf shaft manufacturing facility. The Company is in the process of commissioning all of the machinery and equipment necessary to produce steel golf shafts at CN Precision, and expects to ramp up production of steel golf shaft manufacturing in this facility during the remainder of 2008.

        This transaction was accounted for using the purchase method of accounting. In connection with the acquisition, the Company conducted an assessment and valuation of all tangible and intangible assets acquired. The results of this exercise are reflected in the financial statements for the periods ended December 31, 2007 and March 30, 2008.

        The establishment of the intangible assets resulted in certain non-cash amortization expense beginning in 2007, as these intangible assets are amortized over their expected economic life of 50 years.

8) Debt Refinancing

        On January 22, 2007, the Company executed an amendment to its 2006 Restated Credit Facility (the "Second Amendment"). The Second Amendment was made effective as of December 20, 2006. The Second Amendment was executed in conjunction with a second lien financing effort, described more fully below, and related acquisition, described more fully in Note 7. In addition to allowing the flexibility for such second lien financing, the Second Amendment also provided adjustments to certain specified financial ratios and tests included in the 2006 Restated Credit Facility. As part of the Second Amendment, the margin adder on LIBOR based loans was increased to between 3.00% and 3.25%, depending on financial ratios, beginning January 22, 2007.

        On January 22, 2007, the Company executed a Second Lien Credit Agreement (the "Second Lien"). The Second Lien included additional term loans of approximately $45.0 million, with $24.7 million of the proceeds being used to pay down the debt under the 2006 Restated Credit Facility. The margin adder under the Second Lien is 4.5% or 5.5%, depending on the type of borrowing. The maturity date of the Second Lien is June 30, 2011. The Second Lien does not amortize.

        As a result of paying down $24.7 million of the borrowings under the 2006 Restated Credit Facility, the Company recognized a loss on early extinguishment of long-term debt of $0.8 million. This loss is comprised of the write off of certain deferred financing costs related to the 2006 Restated Credit Facility and third party costs incurred in conjunction with the Second Amendment.

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

        The following table provides the changes in the Company's product warranties:

	Quarter Ended
	March 30, 2008	April 1, 2007
Balance at beginning of period	$447	$326
Accruals for warranties issued	373	406
Warranty claims paid	(287)	(349)

Balance at end of period	$533	$383

10) Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to certain nonfinancial assets and liabilities are effective for financial statements issued for fiscal years beginning after November 15, 2008. The remaining provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company adopted such provisions effective January 1, 2008. The adoption of SFAS No. 157 did not have an impact on the Company's consolidated financial position or results of operations.

        SFAS No. 157 defines the inputs used to measure fair value into the following fair value hierarchy:

    Level 1: Quoted market prices in active markets for identical assets or liabilities.

    Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

    Level 3: Unobservable inputs reflecting the reporting entity's own assumptions.

        As of March 30, 2008, cash flow hedging derivative assets were principally related to the fair value of foreign exchange forward contracts. The Company defines the fair value of foreign exchange forward contracts as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. Management estimates the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes for future contracts with similar terms, adjusted where necessary for maturity differences.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

        The following table sets forth, by level within the fair value hierarchy, the financial assets recorded at fair value on a recurring basis as of March 30, 2008:

True Temper Fair Value Measurements at Reporting Date

Description	March 30, 2008	Level 1	Level 2	Level 3
Derivatives (foreign exchange hedging contracts)	$0.1	$—	$0.1	$—

        The provisions of SFAS No. 157 for all non-financial assets and non-financial liabilities apply to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its consolidated statements of financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—an amendment of FASB Statement No. 115. SFAS No. 159 gives companies the option to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any assets or liabilities under SFAS No. 159.

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.SFAS No. 161 is effective for financial statements issued for periods beginning after November 15, 2008, with early application encouraged. This statement amends and expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and other related literature. The Company has not yet evaluated the impact, if any, of this requirement.

11) Subsequent Event

        On April 23, 2008, the Company entered into an interest rate swap agreement to fix the underlying LIBOR borrowing base rate on $100.0 million of its variable rate debt at approximately 3.20% for a period of approximately 24 months.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the more detailed information in the True Temper Sports, Inc. 2007 annual financial statements, including the notes thereto, appearing in the 2007 annual report on Form 10-K, filed with the SEC on March 21, 2008.

Company Overview

        True Temper Sports, Inc. ("True Temper" or the "Company"), a wholly owned subsidiary of True Temper Corporation ("TTC"), is a leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers ("OEMs") and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance sports products that offer high strength and tight tolerance tubular components to the bicycle, hockey and other recreational sports markets. In 2007, golf shaft sales represented 88% of total net sales, and performance sports sales represented 12%. During the first quarter of 2008, net sales of performance sports products represented 11% of total net sales.

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

Results of Operations

        The following table sets forth the components of net loss as a percentage of net sales for the periods indicated:

	Quarter Ended
	March 30, 2008	April 1, 2007
Net sales	100.0%	100.0%
Cost of sales	65.1	66.1

Gross profit	34.9	33.9
Selling, general and administrative expenses	10.8	13.4
Amortization of intangible assets	10.4	12.6
Business development, start-up and transition costs	0.7	1.3
Loss on early extinguishment of long-term debt	—	2.6

Operating income	13.0	4.0
Interest expense, net	17.2	20.3
Other expenses (income), net	0.1	0.0

Loss before income taxes	(4.4)	(16.4)
Income tax expense (benefit)	0.1	(6.0)

Net loss	(4.5)%	(10.3)%

First Quarter Ended March 30, 2008 Compared to the First Quarter Ended April 1, 2007

        Net Sales for the first quarter of 2008 increased approximately $6.2 million, or 21.1%, to $35.8 million from $29.6 million in the first quarter of 2007. Golf shaft sales increased approximately $4.4 million, or 16.1%, to $31.9 million compared to the $27.5 million realized in the first quarter of 2007. This improvement related primarily to an increase in the unit volume of premium steel golf shaft sales commensurate with the late 2007 and early 2008 new product launches in irons and putters from the Company's key OEM partners. In addition, the Company's golf shaft price increase implemented in the fourth quarter of 2007 also served to increase sales in the first quarter of 2008.

        Performance sports sales increased approximately $1.8 million, or 87.9%, to $3.9 million from $2.1 million in the first quarter of 2007. This increase was the direct result of the Company's continued diversification strategy in this segment of its business. During the first quarter of 2008, the primary driver of the sales improvement related to increased unit volume of hockey sticks associated with new products launched in late 2007 and early 2008; as well as new customer relationships developed in these same areas as the Company continues to gain marketshare and execute on its performance sports growth strategy.

        Net sales to international customers increased approximately $1.8 million, or 17.8%, to $12.0 million in the first quarter of 2008 from $10.2 million in the first quarter of 2007. This increase related to revenue growth in the Company's Japanese and European golf markets, which are targeted international growth regions for the Company, as well as the routine shifting of product assembly into China by the major golf OEMs.

        Gross Profit for the first quarter of 2008 increased $2.5 million, or 24.8%, to $12.5 million from $10.0 million in the first quarter of 2007. Gross profit as a percentage of net sales increased to 34.9% in the first quarter of 2008 from 33.9% in the first quarter of 2007. The increase in gross profit as a percentage of net sales was driven by several factors, including (i) fixed costs being spread over increased unit volumes in both the golf and performance sports segments, (ii) the mix of products sold being more heavily weighted toward premium steel golf shafts which have higher margins, (iii) a global price increase effective October 1, 2007, (iv) a significant modification to the Company's medical plan to reduce costs, and (v) programs designed to stabilize and improve the operational efficiency of the Amory, Mississippi facility.

        Selling, General and Administrative Expenses ("SG&A") for the first quarter of 2008 decreased approximately $0.1 million, or 2.8%, to $3.9 million from $4.0 million in the first quarter of 2007. SG&A as a percentage of net sales decreased to 10.8% from 13.4% in the first quarter of 2007. The decline in SG&A spending was associated primarily with the 2007 recognition of approximately $0.2 million in costs related to certain organizational changes, including the elimination of the position of chief operating officer.

        Amortization of Intangible Assets was relatively stable at $3.7 million during the first quarter of both 2008 and 2007. Intangible assets were acquired in connection with (i) the Gilbert Global Acquisition in 2004, (ii) the acquisition of certain assets from Royal Precision in 2006, and (iii) the acquisition of CN Precision in 2007. Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.

        Business Development, Start-Up and Transition Costs for the first quarter of 2008 decreased to $0.3 million from $0.4 million in the first quarter of 2007. The costs incurred during both 2008 and 2007 relate primarily to expenses associated with the acquisition of CN Precision, a steel golf shaft manufacturing facility located in Suzhou, China. These costs include certain start-up related costs to begin the commissioning of this new facility and the related production equipment. The Company expects to ramp-up production of steel golf shafts in this new facility during 2008. See Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report for a further discussion of this acquisition.

        Loss On Early Extinguishment of Long-Term Debt for the first quarter of 2007 totaled $0.8 million. As a result of paying down $24.7 million of the borrowings under the 2006 Restated Credit Facility, the Company recognized a loss on early extinguishment of long-term debt, comprised of the write-off of certain deferred financing costs related to the 2006 Restated Credit Facility and third party costs incurred in conjunction with the Second Amendment to the same facility. No such loss on early extinguishment of long-term debt was recognized in the first quarter of 2008.

        Operating Income for the first quarter of 2008 increased approximately $3.4 million, to $4.6 million from $1.2 million in the first quarter of 2007. This increase reflects the impact from gross profit, SG&A, business development, start-up and transition costs, and loss on early extinguishment of long-term debt described above.

        Interest Expense, Net for the first quarter of 2008 increased approximately $0.2 million, or 2.7%, to $6.2 million from $6.0 million in the first quarter of 2007. This increase was due primarily to (i) an increase in the outstanding principal balance of variable rate debt due to the issuance of the $45.0 million second lien credit facility, and (ii) an increase in the weighted average interest rate for the Company's variable rate debt resulting from the higher LIBOR margin adder on the Second Lien credit facility.

        Income Tax Expense (Benefit) decreased in the first quarter of 2008 to an income tax expense of slightly less than $0.1 million, compared to an income tax benefit of $1.8 million in the first quarter of 2007. This increase was due primarily to an increase in the Company's deferred tax asset valuation allowance, which was first established in the 2007 third quarter. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes and the provision of the valuation allowance referred to above.

        Net Loss for the first quarter of 2008 decreased to a net loss of $1.6 million as compared to a net loss of $3.1 million in the first quarter of 2007. This decrease reflects the impact from gross profit, SG&A, business development, start-up and transition costs, loss on early extinguishment of long-term debt, interest expense, and income tax expense (benefit) described above.

Liquidity and Capital Resources

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

        On March 27, 2006, the Company amended and restated its 2004 Senior Credit Facility (the "2006 Restated Credit Facility"). The 2006 Restated Credit Facility included additional term loans under the

Company's existing senior secured credit facilities of approximately $18.0 million, amendments that enabled the Company to pursue future acquisitions, and the flexibility to enable the Company to execute on its global strategic and operational initiatives.

        On January 22, 2007, the Company executed an amendment to its 2006 Restated Credit Facility (the "Second Amendment"). The Second Amendment was made effective as of December 20, 2006. The Second Amendment was executed in conjunction with a second lien financing effort, described more fully below, and related acquisition, both described more fully in Notes 7 and 8 to the condensed consolidated financial statements located elsewhere in this quarterly report. In addition to allowing the flexibility for such second lien financing, the Second Amendment also provided adjustments to certain specified financial ratios and tests included in the 2006 Restated Credit Facility. As part of the Second Amendment, the margin adder on LIBOR based loans was increased to between 3.00% and 3.25%, depending on financial ratios, beginning January 22, 2007.

        On January 22, 2007, the Company executed a Second Lien Credit Agreement (the "Second Lien"). The Second Lien included additional term loans of approximately $45.0 million, with $24.7 million of the proceeds being used to pay down the debt under the 2006 Restated Credit Facility. The margin adder under the Second Lien is 4.5% or 5.5%, depending on the type of borrowing. The maturity date of the Second Lien is June 30, 2011. The Second Lien does not amortize.

        As a result of paying down $24.7 million of the borrowings under the 2006 Restated Credit Facility, the Company recognized a loss on early extinguishment of long-term debt of $0.8 million. This loss is comprised of the write off of certain deferred financing costs related to the 2006 Restated Credit Facility and third party costs incurred in conjunction with the Second Amendment.

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

        As of March 30, 2008, with the contributions noted above, the Company was in compliance with all of the covenants in the 2006 Restated Credit Facility, the Second Lien, and the 8 3/8% Notes.

        On April 23, 2008, the Company entered into an interest rate swap agreement to fix the underlying LIBOR borrowing base rate on $100.0 million of its variable rate debt at approximately 3.20% for a period of approximately 24 months.

Cash Flows from Operating Activities

        Cash flows from operating activities were relatively neutral during the first quarter of 2008, at slightly less than $0.1 million, compared to a use of cash totaling $7.2 million during the first quarter of 2007.

        The source of cash from operating activities of slightly less than $0.1 million during the first quarter of 2008 was primarily the result of $3.5 million in cash generated from operations, offset by a use of cash in working capital of $3.5 million. The use of cash for working capital purposes related primarily to an increase in trade accounts receivable from December 31, 2007 to March 30, 2008 totaling $3.1 million, or 14.6%, which was driven by the revenue increase in first quarter of 2008.

        The use of cash in operating activities of $7.2 million in the first quarter of 2007 was primarily the result of $0.6 million in cash generated from operations offset by a use of cash in working capital of $7.8 million. The change in working capital consisted primarily of (1) an increase in accounts receivable of $4.7 million, which was an expected increase related to the higher net sales in the first quarter of 2007 compared to the fourth quarter of 2006, and (2) an increase in inventory of $2.8 million, which relates to several factors, including (i) an increase in the cost of nickel, a raw material used in the manufacture of steel golf shafts, (ii) an increase in the number of inventory build programs with key global golf OEMs, and (iii) an increase in the Company's finished goods levels in anticipation of stronger second quarter 2007 sales.

Cash Flows from Investing Activities

        Cash flows from investing activities were a use of cash totaling $0.4 million during the first quarter of 2008, and a use of cash totaling $10.2 million during the first quarter of 2007. The use of cash in investing activities during the first quarter of 2008 related primarily to routine capital expenditures for machinery and equipment. The cash used in investing activities during the first quarter of 2007 related primarily to the acquisition of CN Precision, as described more fully in Note 7 to the condensed consolidated financial statements located elsewhere in this quarterly report.

Cash Flows from Financing Activities

        Cash flows from financing activities were a use of cash totaling $0.5 million during the first quarter of 2008, and a source of cash totaling $18.1 million in the first quarter of 2007.

        The cash used by financing activities during the first quarter of 2008 related primarily to a distribution to the Company's parent company, True Temper Corporation, to facilitate a contractual equity repurchase associated with a severance arrangement.

        The cash provided by financing activities in the first quarter of 2007 related primarily to the events surrounding the acquisition of CN Precision, as well as a general refinancing of term debt, and included (i) new borrowings of second lien term debt totaling $45.0 million, (ii) the repayment of $24.7 million in first lien term debt, and (iii) the payment of $2.0 million in debt issuance costs related to the additional borrowings.

Existing Contractual Cash Obligations

        The following table reflects the Company's contractual cash obligations for principal and anticipated interest payments on long-term debt, current maturities of long-term debt, operating leases and other purchase commitments as of March 30, 2008 (dollars in millions):

	Total	2008	2009 through 2010	2011 through 2012
Long-Term Debt, Including Current Maturities (1 and 4)	$324.4	$16.4	$115.9	$192.1
Operating Leases	2.7	0.7	1.4	0.6
Purchase Commitments(2)	0.7	0.7	—	—

Total(3)	$327.8	$17.8	$117.3	$192.7

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

(4)
The anticipated interest payments included in the table above were calculated by using a LIBOR rate of 3.20% on all variable rate debt, with a 3.25% margin adder on the 2006 Restated Credit Facility debt and a margin adder of 5.50% on the Second Lien debt.

Future Cash Generation and Use

        Currently the Company's intention is to use existing cash and cash equivalents, and cash provided from future operations, if any, as allowed within the covenants of the 2006 Restated Credit Facility, the Second Lien and the 8 3/8% Notes, to:

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

        In addition to the debt service obligations for principal and interest payments, the Company's liquidity needs largely relate to working capital requirements, capital expenditures for machinery and equipment, and contributions to its defined benefit pension plan. The Company intends to fund its current and long-term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of March 31, 2008 the Company has the $20.0 million revolving credit facility available for future cash requirements (as reduced by any outstanding draws, of which there were $5.0 million as of March 30, 2008). The maximum amount the Company may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the 2006 Restated Credit Facility and is reduced by any outstanding letters of credit (which totaled $3.4 million as of March 30, 2008). As of March 30, 2008, the Company believes that cash flow generated from operations, in addition to other financing sources, will be sufficient to meet its cash obligations for at least the ensuing 12-month period.

        In addition to the Company's cash obligations for interest and principal payments related to its debt obligations, the Company also has a management services agreement with an affiliate of Gilbert Global, which requires the payment of an annual management services fee of $0.5 million, as well as a transaction based advisory fee associated with any significant merger, acquisition or financing transaction entered into by the Company. A fee of $0.6 million was paid associated with the 2007 CN Precision acquisition.

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

        The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. However, there are many risk factors, including but not limited to, the Company's substantial leverage, the Company's ability to service its debt, the general state of the economy, the Company's ability to execute its plans, fluctuations in the price and availability of energy, fluctuations in the price and availability of raw materials, potentially significant increases to employee health and welfare costs, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in the Company's forward-looking statements. Additional information concerning the Company's risk factors is contained from time to time in the Company's public filings with the SEC; and most recently in the Risk Factors section of Item 1A to Part 1 of the Company's 2007 Annual Report on Form 10-K filed with the SEC on March 21, 2008.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

        The table below provides information about the Company's debt obligations as of March 30, 2008. The table presents cash flows from principal payments and related weighted average interest rates by expected maturity dates (dollars in millions).

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total
Fixed-Rate 8 3/8% Senior Subordinated Notes	$—	$—	$—	$125.0	$—	$—	$125.0
Average Interest Rate							8.38%
2006 Restated Credit Facility	$1.0	$6.0	$71.1	$12.6	$—	$—	$90.7
Average Interest Rate(a)							6.51%
Second Lien	$—	$—	$—	$45.0	$—	$—	$45.0
Average Interest Rate(b)							10.51%

(a)
Term loans under the 2006 Restated Credit Facility provide for interest at the Company's option at (1) the base rate of the bank acting as administrative agent plus 2.00% to 2.25%, or (2) under a LIBOR option with a borrowing rate of LIBOR plus 3.00% to 3.25%. Term loans include $5.0 million in revolving debt.

(b)
The Second Lien is variable rate debt, which provides for interest at the Company's option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 4.50%, or (2) under a LIBOR option with a borrowing spread of LIBOR plus 5.50%.

        The Company's operating results are affected by changes in interest rates primarily as a result of borrowings under the 2006 Restated Credit Facility and the Second Lien. If interest rates increased by 25 basis points, interest expense would have increased by approximately $0.1 million for the quarterly period ended March 30, 2008, based on balances outstanding during the quarterly period then ended.

        On April 23, 2008, the Company entered into an interest rate swap agreement to fix the underlying LIBOR borrowing base rate on $100.0 million of its variable rate debt at approximately 3.20% for a period of approximately 24 months.

        Information concerning the Company's market risks related to foreign exchange rates and commodities is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2007 Annual Report on Form 10-K, as filed with the SEC on March 21, 2008. This information has been omitted from this report as there have been no material changes to the Company's risks related to foreign exchange rates and commodities as of March 30, 2008.

Item 4T.    Controls and Procedures

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

Changes in Internal Controls

        There were no changes in the Company's internal control over financial reporting that occurred during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

        —Not applicable—

Item 3.    Defaults Upon Senior Securities

        —None—

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended March 30, 2008.

Item 5.    Other Information

        —Not Applicable—

Item 6.    Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

**
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2008.

True Temper Sports, Inc.

By:	/s/ SCOTT C. HENNESSY
Name:	Scott C. Hennessy
Title:	President and Chief Executive Officer

By:	/s/ JASON A. JENNE
Name:	Jason A. Jenne
Title:	Vice President, Chief Financial Officer and Treasurer

QuickLinks

TRUE TEMPER SPORTS, INC. INDEX
  Item 1. Financial Statements
TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES (A wholly-owned subsidiary of True Temper Corporation) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Dollars in thousands)
TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES (A wholly-owned subsidiary of True Temper Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in thousands)
TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES (A wholly-owned subsidiary of True Temper Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES (A wholly-owned subsidiary of True Temper Corporation) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Dollars in thousands unless otherwise indicated)
True Temper Fair Value Measurements at Reporting Date
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4T. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES