Form 10-Q
period 2008-06-29
TRUE TEMPER SPORTS INC
filed 2008-08-12
CIK 1078547

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2008
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

        As of August 12, 2008, the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

 TRUE TEMPER SPORTS, INC.

INDEX

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Quarter Ended		Year-To-Date
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
NET SALES	$37,734	$33,037	$73,561	$62,616
Cost of sales	23,763	22,609	47,092	42,171

GROSS PROFIT	13,971	10,428	26,469	20,445
Selling, general and administrative expenses	4,475	3,387	8,342	7,364
Amortization of intangible assets	3,735	3,738	7,469	7,474
Business development, start-up and transition costs	229	664	483	1,036
Loss on early extinguishment of long-term debt	—	—	—	755

OPERATING INCOME	5,532	2,639	10,175	3,816
Interest expense, net	5,657	6,274	11,825	12,279
Other expenses	24	9	67	22

LOSS BEFORE INCOME TAXES	(149)	(3,644)	(1,717)	(8,485)
Income tax benefit	(55)	(1,343)	(24)	(3,123)

NET LOSS	$(94)	$(2,301)	$(1,693)	$(5,362)

See accompanying notes to condensed consolidated financial statements

 TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 29, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,014	$4,722
Receivables, net	25,893	21,185
Inventories	32,092	28,418
Deferred tax assets	1,321	1,242
Prepaid expenses and other current assets	1,827	1,803

Total current assets	66,147	57,370
Property, plant and equipment, net	18,516	18,902
Goodwill	156,023	156,070
Intangible assets, net	111,935	119,396
Other assets	7,347	8,112

Total assets	$359,968	$359,850

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$5,987	$987
Accounts payable	10,189	7,979
Accrued expenses and other current liabilities	12,088	12,052

Total current liabilities	28,264	21,018
Deferred tax liabilities	10,218	10,139
Long-term debt, net of current portion	254,486	259,733
Other liabilities	10,658	10,959

Total liabilities	303,626	301,849
STOCKHOLDER'S EQUITY
Common stock—par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	118,173	118,648
Accumulated deficit	(56,861)	(55,168)
Accumulated other comprehensive loss, net of taxes	(4,970)	(5,479)

Total stockholder's equity	56,342	58,001
Commitments and contingent liabilities	—	—

Total liabilities and stockholder's equity	$359,968	$359,850

See accompanying notes to condensed consolidated financial statements

 TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year-To-Date
	June 29, 2008	July 1, 2007
OPERATING ACTIVITIES
Net loss	$(1,693)	$(5,362)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,646	1,426
Amortization of deferred financing costs	925	745
Amortization of intangible assets	7,469	7,474
Loss on disposal of property, plant and equipment	22	8
Loss on early extinguishment of long-term debt	—	755
Deferred income taxes	—	(3,255)
Changes in operating assets and liabilities, net	(5,963)	(8,787)

Net cash provided by (used in) operating activities	2,406	(6,996)
INVESTING ACTIVITIES
Purchases of property, plant, equipment	(1,250)	(1,531)
Acquisition of business	—	(9,574)
Other investing activity	—	(46)

Net cash used in investing activities	(1,250)	(11,151)
FINANCING ACTIVITIES
Proceeds from issuance of bank debt	—	45,000
Principal payments on bank debt	(247)	(24,686)
Payment of debt issuance costs	—	(2,263)
Distribution to TTC	(475)	—
Other financing activity	(142)	(120)

Net cash (used in) provided by financing activities	(864)	17,931
Net increase (decrease) in cash and cash equivalents	292	(216)
Cash and cash equivalents at beginning of period	4,722	3,055

Cash and cash equivalents at end of period	$5,014	$2,839

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(Dollars in thousands unless otherwise indicated)

1) Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of True Temper Sports, Inc. and subsidiaries ("True Temper" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by U.S. generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the unaudited condensed consolidated financial statements as of and for the periods ended June 29, 2008 and July 1, 2007 include all adjustments, consisting of only normal recurring adjustments, which are necessary for the fair presentation of results for interim periods.

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

2) Stock-Based Compensation

        On August 10, 2005 TTC issued, to certain employees in return for service, a total of 525,400 stock options and stock appreciation rights ("Equity Incentive Awards") to purchase common stock of TTC for $13.56 per share. These Equity Incentive Awards have a term of ten years, and vest and become exercisable at various times and under various conditions through August 10, 2012; with certain acceleration features based on performance criteria and change of control provisions. There were no Equity Incentive Awards granted or exercised during calendar 2007, and a total of 122,400 were forfeited. The weighted average remaining contractual life of these outstanding Equity Incentive Awards is between seven and eight years.

        There were no Equity Incentive Awards exercised or forfeited during the first six months of 2008. On April 1, 2008 TTC issued, to certain employees of the Company in return for service, a total of

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

60,000 Equity Incentive Awards in the form of stock options to purchase common stock of TTC for $13.56 per share. These options have a term of ten years, and vest and become exercisable at various times and under various conditions through March 15, 2012; with certain acceleration features based on change of control provisions. The Company assessed the fair value of the Equity Incentive Awards granted by TTC on April 1, 2008 and determined that the compensation expense related to these awards was immaterial to its consolidated financial statements for any period presented.

        In addition, TTC has 354,000 equity awards which vest only upon a sale of TTC and achievement of certain other terms as described in the awards. As of June 29, 2008, the events required for vesting of these awards are not expected to occur in the near term.

3) Inventories

	June 29, 2008	December 31, 2007
Raw materials	$5,821	$5,017
Work in process	3,729	4,156
Finished goods	22,542	19,245

Total	$32,092	$28,418

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

	Quarter Ended		Year-To-Date
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net sales:
Golf shafts	$31,284	$29,349	$63,206	$56,850
Performance sports	6,450	3,688	10,355	5,766

Total	$37,734	$33,037	$73,561	$62,616

Gross profit:
Golf shafts	$12,766	$9,746	$24,374	$19,371
Performance sports	1,205	682	2,095	1,074

Total	$13,971	$10,428	$26,469	$20,445

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

        Following is a reconciliation of total reportable segment gross profit to total Company loss before income taxes:

	Quarter Ended		Year-To-Date
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Total reportable segment gross profit	$13,971	$10,428	$26,469	$20,445
Less:
Selling, general and administrative expenses	4,475	3,387	8,342	7,364
Amortization of intangible assets	3,735	3,738	7,469	7,474
Business development, start-up and transition costs	229	664	483	1,036
Loss on early extinguishment of long-term debt	—	—	—	755
Interest expense, net	5,657	6,274	11,825	12,279
Other expense	24	9	67	22

Total Company loss before income taxes	$(149)	$(3,644)	$(1,717)	$(8,485)

5) Comprehensive Income (Loss)

        Total comprehensive loss and its components for the periods covered by this report are as follows:

	Quarter Ended		Year-To-Date
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net loss	$(94)	$(2,301)	$(1,693)	$(5,362)
Mark to market adjustment on derivative instruments, net of taxes	342	(26)	509	(42)

Total comprehensive income (loss)	$248	$(2,327)	$(1,184)	$(5,404)

6) Pension and Other Postretirement Benefits

        The following table reflects the Company's net periodic pension benefit expense and cash contributions to its pension plan, as well as the net periodic postretirement benefit expense related to its unfunded health care plan for retirees, for the periods covered by this report:

	Quarter Ended		Year-To-Date
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Pension Plan:
Net periodic pension benefit expense	$162	$120	$326	$240
Cash contributions to the pension plan	$489	$105	$594	$105
Postretirement Health Plan:
Net periodic postretirement benefit expense	$148	$121	$296	$243

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

        This transaction was accounted for using the purchase method of accounting. In connection with the acquisition, the Company conducted an assessment and valuation of all tangible and intangible assets acquired. The results of this exercise are reflected in the financial statements for the periods ended December 31, 2007 and June 29, 2008.

        The establishment of the intangible assets resulted in certain non-cash amortization expense beginning in 2007, as these intangible assets are amortized over their expected economic life of 50 years.

8) Debt Refinancing and Interest Rate Swaps

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

        During the second quarter of 2008, the Company entered into interest rate swap agreements to fix the underlying LIBOR borrowing base rate on $100.0 million of its variable rate debt at approximately

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

3.20% for a period of approximately 24 months. The Company has designated the interest rate swaps as cash flow hedges for accounting purposes.

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

        The following table provides the changes in the Company's product warranties:

	Quarter Ended		Year-To-Date
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Balance at beginning of period	$533	$383	$447	$326
Accruals for warranties issued	147	317	520	723
Warranty claims paid	(153)	(265)	(440)	(614)

Balance at end of period	$527	$435	$527	$435

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

        As of June 29, 2008, cash flow hedging derivative assets were principally related to the fair value of foreign exchange forward contracts and interest rate swaps. The Company defines the fair value of foreign exchange forward contracts as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. Management estimates the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes for future contracts with similar terms, adjusted where necessary for maturity differences. To estimate the fair

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

value of the interest rate swaps, the Company uses estimates of future cash flows, which are discounted to a net present value, based on the forward LIBOR curve at the reporting date.

        The following table sets forth, by level within the fair value hierarchy, the financial assets recorded at fair value on a recurring basis as of June 29, 2008:

True Temper Fair Value Measurements at Reporting Date

Description	June 29, 2008	Level 1	Level 2	Level 3
Derivatives (foreign exchange hedging contracts)	$0.2	$—	$0.2	$—
Derivatives (interest rate swaps)	$0.3	$—	$0.3	$—

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the more detailed information in the True Temper Sports, Inc. 2007 annual audited consolidated financial statements, including the notes thereto, appearing in the 2007 annual report on Form 10-K, filed with the SEC on March 21, 2008.

Company Overview

        True Temper Sports, Inc. ("True Temper" or the "Company"), a wholly owned subsidiary of True Temper Corporation ("TTC"), is a leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers ("OEMs") and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance sports products that offer high strength and tight tolerance tubular components to the bicycle, hockey and other recreational sports markets. In 2007, golf shaft sales represented 88% of total net sales, and performance sports sales represented 12%. During the first six months of 2008, net sales of performance sports products represented 14% of total net sales.

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

Results of Operations

        The following table sets forth the components of net loss as a percentage of net sales for the periods indicated:

	Quarter Ended		Year-To-Date
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.0	68.4	64.0	67.3

Gross profit	37.0	31.6	36.0	32.7
Selling, general and administrative expenses	11.9	10.3	11.3	11.8
Amortization of intangible assets	9.9	11.3	10.2	11.9
Business development, start-up and transition costs	0.6	2.0	0.7	1.7
Loss on early extinguishment of long-term debt	0.0	0.0	0.0	1.2

Operating income	14.7	8.0	13.8	6.1
Interest expense, net	15.0	19.0	16.1	19.6
Other expenses	0.1	0.0	0.1	—

Loss before income taxes	(0.4)	(11.0)	(2.3)	(13.6)
Income tax benefit	(0.1)	(4.1)	(0.0)	(5.0)

Net loss	(0.3)%	(7.0)%	(2.3)%	(8.6)%

        The amounts in above table may not foot due to rounding.

Second Quarter Ended June 29, 2008 Compared to the Second Quarter Ended July 1, 2007

        Net Sales for the second quarter of 2008 increased approximately $4.7 million, or 14.2%, to $37.7 million from $33.0 million in the second quarter of 2007. Golf shaft sales increased approximately $1.9 million, or 6.6%, to $31.3 million compared to the $29.3 million realized in the second quarter of 2007. This improvement related primarily to an increase in the unit volume of premium steel golf shaft sales coinciding with the late 2007 and early 2008 new product launches in irons and putters from the Company's key OEM partners. In addition, the Company's golf shaft price increase implemented in the fourth quarter of 2007 also served to increase sales in the second quarter of 2008.

        Performance sports sales increased approximately $2.8 million, or 74.8%, to $6.5 million from $3.7 million in the second quarter of 2007. This increase was the direct result of the Company's continued diversification strategy in this segment of its business. During the second quarter of 2008, the primary driver of the sales improvement related to increased unit volume of hockey sticks associated with new products launched in late 2007 and early 2008, as well as new customer relationships developed in these same areas, as the Company continues to gain market share and execute on its performance sports growth strategy.

        Net sales to international customers increased approximately $4.7 million, or 50.5%, to $14.0 million in the second quarter of 2008 from $9.3 million in the second quarter of 2007. This increase related to revenue growth in the Company's Japanese and European golf markets, which are targeted international growth regions for the Company, the routine shifting of product assembly into China by the major golf OEMs, and favorable foreign currency translation gains between the US Dollar, Japanese Yen and British Pound.

        Gross Profit for the second quarter of 2008 increased $3.5 million, or 34.0%, to $14.0 million from $10.4 million in the second quarter of 2007. Gross profit as a percentage of net sales increased to 37.0% in the second quarter of 2008 from 31.6% in the second quarter of 2007. The increase in gross profit as a percentage of net sales was driven by several factors, including (i) fixed costs being spread over increased unit volumes in both the golf and performance sports segments, (ii) the mix of golf products sold being more heavily weighted toward premium steel golf shafts which have higher margins, (iii) a global price increase effective October 1, 2007, (iv) a significant modification to the Company's medical plan to reduce costs, and (v) programs designed to stabilize and improve the operational efficiency of the Amory, Mississippi facility.

        Selling, General and Administrative Expenses ("SG&A") for the second quarter of 2008 increased approximately $1.1 million, or 32.1%, to $4.5 million from $3.4 million in the second quarter of 2007. SG&A as a percentage of net sales increased to 11.9% from 10.3% in the second quarter of 2007. The increase in SG&A spending was associated primarily with an increase in the Company's provision for bad debts during the second quarter of 2008.

        Amortization of Intangible Assets was relatively stable at $3.7 million during the second quarter of both 2008 and 2007. Intangible assets were acquired in connection with (i) the Gilbert Global Acquisition in 2004, (ii) the acquisition of certain assets from Royal Precision in 2006, and (iii) the acquisition of CN Precision in 2007. Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.

        Business Development, Start-Up and Transition Costs for the second quarter of 2008 decreased to $0.2 million from $0.7 million in the second quarter of 2007. The costs incurred during these periods relate primarily to expenses associated with the acquisition of CN Precision, a steel golf shaft manufacturing facility located in Suzhou, China. These costs include certain start-up related costs to commission this new facility and the related production equipment. The Company expects to continue to ramp-up production of steel golf shafts in this new facility during 2008 and 2009. See Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report for a further discussion of this acquisition.

        Operating Income for the second quarter of 2008 increased approximately $2.9 million, to $5.5 million from $2.6 million in the second quarter of 2007. This increase reflects the impact from gross profit, SG&A, business development, start-up and transition costs, and loss on early extinguishment of long-term debt described above.

        Interest Expense, Net for the second quarter of 2008 decreased approximately $0.6 million, or 9.8%, to $5.7 million from $6.3 million in the second quarter of 2007. This decrease was due primarily to a decrease in interest rates on the Company's variable rate debt, as the overall interest rate market in the U.S. and Western Europe experienced a decline in the early part of 2008.

        Income Tax Benefit decreased in the second quarter of 2008 to an income tax benefit of $0.1 million, compared to an income tax benefit of $1.3 million in the second quarter of 2007. This decrease was due primarily to an increase in the Company's deferred tax asset valuation allowance, which was first established in the third quarter of 2007. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes and the provision of the valuation allowance referred to above.

        Net Loss for the second quarter of 2008 decreased to $0.1 million as compared to a net loss of $2.3 million in the second quarter of 2007. This decrease reflects the impact from gross profit, SG&A, business development, start-up and transition costs, loss on early extinguishment of long-term debt, interest expense, and income tax benefit described above.

First Six Months Ended June 29, 2008 Compared to the First Six Months Ended July 1, 2007

        Net Sales for the first six months of 2008 increased approximately $10.9 million, or 17.5%, to $73.6 million from $62.6 million in the first six months of 2007. Golf shaft sales increased approximately $6.4 million, or 11.2%, to $63.2 million compared to the $56.9 million realized in the first six months of 2007. This improvement related primarily to an increase in the unit volume of premium steel golf shaft sales coinciding with the late 2007 and early 2008 new product launches in irons and putters from the Company's key OEM partners. In addition, the Company's golf shaft price increase implemented in the fourth quarter of 2007 also served to increase sales in the first six months of 2008.

        Performance sports sales increased approximately $4.6 million, or 79.6%, to $10.4 million from $5.8 million in the first six months of 2007. This increase was the direct result of the Company's continued diversification strategy in this segment of its business. During the first six months of 2008, the primary driver of the sales improvement related to increased unit volume of hockey sticks associated with new products launched in late 2007 and early 2008, as well as new customer relationships developed in these same areas, as the Company continues to gain market share and execute on its performance sports growth strategy.

        Net sales to international customers increased approximately $6.5 million, or 33.4%, to $26.0 million in the first six months of 2008 from $19.5 million in the first six months of 2007. This increase related to revenue growth in the Company's Japanese and European golf markets, which are targeted international growth regions for the Company, the routine shifting of product assembly into China by the major golf OEMs, and favorable foreign currency translation gains between the US Dollar, Japanese Yen and British Pound.

        Gross Profit for the first six months of 2008 increased $6.0 million, or 29.5%, to $26.5 million from $20.4 million in the first six months of 2007. Gross profit as a percentage of net sales increased to 36.0% in the first six months of 2008 from 32.7% in the first six months of 2007. The increase in gross profit as a percentage of net sales was driven by several factors, including (i) fixed costs being spread over increased unit volumes in both the golf and performance sports segments, (ii) the mix of golf products sold being more heavily weighted toward premium steel golf shafts which have higher margins, (iii) a global price increase effective October 1, 2007, (iv) a significant modification to the Company's medical plan to reduce costs, and (v) programs designed to stabilize and improve the operational efficiency of the Amory, Mississippi facility.

        Selling, General and Administrative Expenses ("SG&A") for the first six months of 2008 increased approximately $1.0 million, or 13.3%, to $8.3 million from $7.4 million in the first six months of 2007. SG&A as a percentage of net sales decreased to 11.3% from 11.8% in the first six months of 2007. The increase in SG&A spending was associated primarily with an increase in the Company's provision for bad debts during the second quarter of 2008.

        Amortization of Intangible Assets was relatively stable at $7.5 million during the first six months of both 2008 and 2007. Intangible assets were acquired in connection with (i) the Gilbert Global Acquisition in 2004, (ii) the acquisition of certain assets from Royal Precision in 2006, and (iii) the acquisition of CN Precision in 2007. Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.

        Business Development, Start-Up and Transition Costs for the first six months of 2008 decreased to $0.5 million from $1.0 million in the first six months of 2007. The costs incurred during these periods relate primarily to expenses associated with the acquisition of CN Precision, a steel golf shaft manufacturing facility located in Suzhou, China. These costs include certain start-up related costs to commission this new facility and the related production equipment. The Company expects to continue to ramp-up production of steel golf shafts in this new facility during 2008 and 2009. See Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report for a further discussion of this acquisition.

        Loss On Early Extinguishment of Long-Term Debt for the first six months of 2007 totaled $0.8 million. As a result of paying down $24.7 million of the borrowings under the 2006 Restated Credit Facility, the Company recognized a loss on early extinguishment of long-term debt, comprised of the write-off of certain deferred financing costs related to the 2006 Restated Credit Facility and third party costs incurred in conjunction with the Second Amendment to the same facility. No such loss on early extinguishment of long-term debt was recognized in the first six months of 2008.

        Operating Income for the first six months of 2008 increased approximately $6.4 million, to $10.2 million from $3.8 million in the first six months of 2007. This increase reflects the impact from gross profit, SG&A, business development, start-up and transition costs, and loss on early extinguishment of long-term debt described above.

        Interest Expense, Net for the first six months of 2008 decreased approximately $0.5 million, or 3.7%, to $11.8 million from $12.3 million in the first six months of 2007. This decrease was due primarily to a decrease in interest rates on the Company's variable rate debt, as the overall interest rate market in U.S. and Western Europe experienced a decline in the early part of 2008. This decline in the Company's variable interest rate was partially offset by an increase in the outstanding principal balance of variable rate debt due to the issuance of the $45.0 million second lien credit facility, during the first quarter of 2007, and an increase in the weighted average interest rate for the Company's variable rate debt resulting from the higher LIBOR margin adder on the Second Lien credit facility.

        Income Tax Benefit decreased in the first six months of 2008 to an income tax benefit of slightly less than $0.1 million, compared to an income tax benefit of $3.1 million in the first six months of 2007. This decrease in tax benefit was due primarily to an increase in the Company's deferred tax asset valuation allowance, which was first established in the third quarter of 2007. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes and the provision of the valuation allowance referred to above.

        Net Loss for the first six months of 2008 decreased to a net loss of $1.7 million as compared to a net loss of $5.4 million in the first six months of 2007. This decrease reflects the impact from gross profit, SG&A, business development, start-up and transition costs, loss on early extinguishment of long-term debt, interest expense, and income tax benefit described above.

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

        During the second quarter of 2008, the Company entered into interest rate swap agreements to fix the underlying LIBOR borrowing base rate on $100.0 million of its variable rate debt at approximately 3.20% for a period of approximately 24 months. The Company has designated the interest rate swaps as cash flow hedges for accounting purposes.

        The 2006 Restated Credit Facility, the Second Lien, and the 8 3/8% Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit the Company's ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. The 2006 Restated Credit Facility and the Second Lien also require the Company to maintain specified financial ratios and tests including minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. In addition, the 2006 Restated Credit Facility and the Second Lien require certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of the Company's excess cash flows as defined within each credit agreement.

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

        As of June 29, 2008, with the contributions noted above, the Company was in compliance with all of the covenants in the 2006 Restated Credit Facility, the Second Lien, and the 8 3/8% Notes.

Cash Flows from Operating Activities

        Net cash provided from operations in the first six months of 2008 totaled $2.4 million as compared to net cash used in operations of $7.0 million in the first six months of 2007.

        The source of cash from operating activities of $2.4 million during the first six months of 2008 was primarily the result of $8.4 million in cash generated from sales activities, offset by a use of cash in working capital of $6.0 million. The use of cash for working capital purposes related primarily to (1) an increase in trade accounts receivable of $4.7 million, or 22.2%, which was driven by the revenue increase in the first six months of 2008, and (2) an increase in inventory of $3.7 million, or 12.9%, which relates to both (i) the increase in sales during the first six months of 2008 and (ii) an increase in the inventory build programs with our key global golf OEMs.

        The use of cash in operating activities of $7.0 million in the first six months of 2007 was primarily the result of $1.8 million in cash generated from sales activities offset by a use of cash in working capital of $8.8 million. The change in working capital consisted primarily of (1) an increase in accounts receivable of $7.1 million, which was an expected increase related to the increase in net sales in the first six months of 2007, and (2) an increase in inventory of $3.6 million, which relates to several factors, including (i) an increase in the cost of nickel, a raw material used in the manufacture of steel golf shafts, (ii) an increase in the number of inventory build programs with key global golf OEMs, and (iii) an increase in the Company's finished goods levels in anticipation of stronger third quarter 2007 sales.

Cash Flows from Investing Activities

        Cash flows from investing activities were a use of cash totaling $1.3 million during the first six months of 2008, and a use of cash totaling $11.2 million during the first six months of 2007. The use of cash in investing activities during the first six months of 2008 related primarily to routine capital expenditures for machinery and equipment. The cash used in investing activities during the first six months of 2007 related primarily to the acquisition of CN Precision, as described more fully in Note 7 to the condensed consolidated financial statements located elsewhere in this quarterly report.

Cash Flows from Financing Activities

        Cash flows from financing activities were a use of cash totaling $0.9 million during the first six months of 2008, and a source of cash totaling $17.9 million in the first six months of 2007.

        The cash used by financing activities during the first six months of 2008 related primarily to a distribution to the Company's parent company, True Temper Corporation, to facilitate a contractual equity repurchase associated with a severance arrangement.

        The cash provided by financing activities in the first six months of 2007 related primarily to the events surrounding the acquisition of CN Precision, as well as a general refinancing of term debt, and included (i) new borrowings of second lien term debt totaling $45.0 million, (ii) the repayment of $24.7 million in first lien term debt, and (iii) the payment of $2.3 million in debt issuance costs related to the additional borrowings.

Existing Contractual Cash Obligations

        The following table reflects the Company's contractual cash obligations for principal and anticipated interest payments on long-term debt, current maturities of long-term debt, operating leases and other purchase commitments as of June 29, 2008 (dollars in millions):

	Total	2008	2009 through 2010	2011 through 2012
Long-Term Debt, Including Current Maturities (1 and 4)	$322.2	$11.1	$115.9	$195.2
Operating Leases	2.5	0.5	1.4	0.6
Purchase Commitments (2)	1.7	1.7	—	—

Total (3)	$326.4	$13.3	$117.3	$195.8

(1)
The Company's long-term debt agreements contain customary change of control provisions that could, under certain circumstances, cause accelerated debt repayment.

(2)
This amount represents the purchase commitments for nickel used in the manufacture of steel golf shafts at the Amory, Mississippi facility.

(3)
This table does not include the Company's future obligations related to the funding of its pension benefits.

(4)
The anticipated interest payments included in the table above were calculated by using a LIBOR rate of 3.20%, which includes the impact of the interest rate swaps, on all variable rate debt, with a 3.25% margin adder on the 2006 Restated Credit Facility debt and a margin adder of 5.50% on the Second Lien debt.

Future Cash Generation and Use

        Currently, the Company's intention is to use existing cash and cash equivalents, and cash provided from future operations, if any, as allowed within the covenants of the 2006 Restated Credit Facility, the Second Lien and the 8 3/8% Notes, to:

  •
  Repay the principal on the 2006 Restated Credit Facility; and/or

  •
  Make necessary investments in machinery and equipment to expand the production capacity of the CN Precision manufacturing facility in Suzhou, China; and/or

  •
  Make additional investments in the business for growth, which may include, among other things, capital expenditures, business acquisitions, and/or expenditures for business development and expansion.

        In addition to the debt service obligations for principal and interest payments, the Company's liquidity needs largely relate to working capital requirements, capital expenditures for machinery and equipment, and contributions to its defined benefit pension plan. The Company intends to fund its current and long-term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of

June 29, 2008 the Company has the $20.0 million revolving credit facility available for future cash requirements (as reduced by any outstanding draws, of which there were $5.0 million as of June 29, 2008). The maximum amount the Company may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the 2006 Restated Credit Facility and is reduced by any outstanding letters of credit (which totaled $4.1 million as of June 29, 2008). As of June 29, 2008, the Company believes that cash flow generated from operations, in addition to the other financing sources discussed above, will be sufficient to meet its cash obligations for at least the ensuing 12-month period.

        In addition to the Company's cash obligations for interest and principal payments related to its debt obligations, the Company also has a management services agreement with an affiliate of Gilbert Global, which requires the payment of an annual management services fee of $0.5 million, as well as a transaction-based advisory fee associated with any significant merger, acquisition or financing transaction entered into by the Company. A fee of $0.6 million was paid associated with the 2007 CN Precision acquisition.

        Depending on the size, any future acquisitions, joint ventures, capital expenditures or similar transactions may require significant capital resources in excess of cash provided from operations, and potentially in excess of cash available under the revolving credit facility. There can be no assurance that the Company will be able to obtain the necessary capital, under commercially acceptable terms, from creditors or other sources that will be sufficient to execute any such business investment or capital expenditure.

Recent Accounting Pronouncements

        Information regarding recent accounting pronouncements is contained in Note 10 to the Consolidated Financial Statements, which is incorporated herein by this reference.

Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 (the "PSLRA") provides a safe harbor for forward-looking statements made by the Company. This document contains forward-looking statements, including but not limited to the information contained in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations". All statements which address future operating or financial performance, events or developments that the Company expects, plans, believes, hopes, wishes, forecasts, predicts, intends, or anticipates will occur in the future, and other similar meanings or phrases, are forward-looking statements within the meaning of the PSLRA.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

        The table below provides information about the Company's debt obligations as of June 29, 2008. The table presents cash flows from principal payments and related weighted average interest rates by expected maturity dates (dollars in millions).

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total
Fixed-Rate 8 3/8% Senior Subordinated Notes	$—	$—	$—	$125.0	$—	$—	$125.0
Average Interest Rate							8.38%
2006 Restated Credit Facility	$0.8	$6.0	$71.1	$12.6	$—	$—	$90.5
Average Interest Rate(a)							6.29%
Second Lien	$—	$—	$—	$45.0	$—	$—	$45.0
Average Interest Rate(b)							8.69%

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

        The Company's operating results are affected by changes in interest rates primarily as a result of borrowings under the 2006 Restated Credit Facility and the Second Lien. If interest rates increased by 25 basis points, interest expense would have increased by less than $0.1 million for the quarterly period ended June 29, 2008, based on balances outstanding during the quarterly period then ended.

        During the second quarter of 2008, the Company entered into interest rate swap agreements to fix the underlying LIBOR borrowing base rate on $100.0 million of its variable rate debt at approximately 3.20% for a period of approximately 24 months.

        Information concerning the Company's market risks related to foreign exchange rates and commodities is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2007 Annual Report on Form 10-K, as filed with the SEC on March 21, 2008. This information has been omitted from this report as there have been no material changes to the Company's risks related to foreign exchange rates and commodities as of June 29, 2008.

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

        —Not applicable—

Item 3.    Defaults Upon Senior Securities

        —None—

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended June 29, 2008.

Item 5.    Other Information

        —Not Applicable—

Item 6.    Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

**
Filed herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2008.

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