Form 10-Q
period 2008-09-28
TRUE TEMPER SPORTS INC
filed 2008-11-12
CIK 1078547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 28, 2008
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

        As of November 12, 2008, the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

 TRUE TEMPER SPORTS, INC.

INDEX

i

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Quarter Ended		Year-To-Date
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
NET SALES	$24,203	$24,140	$97,764	$86,756
Cost of sales	17,535	20,073	64,627	62,244

GROSS PROFIT	6,668	4,067	33,137	24,512
Selling, general and administrative expenses	3,598	3,443	11,940	10,807
Amortization of intangible assets	3,734	3,731	11,203	11,205
Business development, start-up and transition costs	234	369	717	1,405
Loss on early extinguishment of long-term debt	—	—	—	755

OPERATING INCOME (LOSS)	(898)	(3,476)	9,277	340
Interest expense, net	5,553	6,306	17,378	18,585
Other expenses	81	5	148	27

LOSS BEFORE INCOME TAXES	(6,532)	(9,787)	(8,249)	(18,272)
Income tax expense	63	12,990	39	9,867

NET LOSS	$(6,595)	$(22,777)	$(8,288)	$(28,139)

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 28, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,302	$4,722
Receivables, net	18,325	21,185
Inventories	34,402	28,418
Deferred tax assets	1,163	1,242
Prepaid expenses and other current assets	2,053	1,803

Total current assets	59,245	57,370
Property, plant and equipment, net	18,677	18,902
Goodwill	156,023	156,070
Intangible assets, net	108,201	119,396
Other assets	6,944	8,112

Total assets	$349,090	$359,850

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$5,987	$987
Accounts payable	6,969	7,979
Accrued expenses and other current liabilities	9,001	12,052

Total current liabilities	21,957	21,018
Deferred tax liabilities	10,060	10,139
Long-term debt, net of current portion	254,239	259,733
Other liabilities	8,908	10,959

Total liabilities	295,164	301,849
STOCKHOLDER'S EQUITY
Common stock—par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	122,673	118,648
Accumulated deficit	(63,456)	(55,168)
Accumulated other comprehensive loss, net of taxes	(5,291)	(5,479)

Total stockholder's equity	53,926	58,001
Commitments and contingent liabilities	—	—

Total liabilities and stockholder's equity	$349,090	$359,850

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in thousands)

	Year-To-Date
	September 28, 2008	September 30, 2007
OPERATING ACTIVITIES
Net loss	$(8,288)	$(28,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,438	2,210
Amortization of deferred financing costs	1,389	1,198
Amortization of intangible assets	11,203	11,205
Loss on disposal of property, plant and equipment	28	15
Loss on early extinguishment of long-term debt	—	755
Deferred income taxes	—	9,689
Changes in operating assets and liabilities, net	(9,310)	(7,580)

Net cash used in operating activities	(2,540)	(10,647)
INVESTING ACTIVITIES
Purchases of property, plant, equipment	(2,209)	(2,592)
Acquisition of business	—	(10,076)
Other investing activity	—	(76)

Net cash used in investing activities	(2,209)	(12,744)
FINANCING ACTIVITIES
Proceeds from issuance of bank debt	—	45,000
Capital contribution from True Temper Corporation	4,500	6,700
Principal payments on bank debt	(494)	(24,686)
Payment of debt issuance costs	—	(2,263)
Distribution to True Temper Corporation	(475)	—
Other financing activity	(202)	(177)

Net cash provided by financing activities	3,329	24,574
Net increase (decrease) in cash and cash equivalents	(1,420)	1,183
Cash and cash equivalents at beginning of period	4,722	3,055

Cash and cash equivalents at end of period	$3,302	$4,238

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(Dollars in thousands unless otherwise indicated)

1) Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of True Temper Sports, Inc. and subsidiaries ("True Temper" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by U.S. generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the unaudited condensed consolidated financial statements as of and for the periods ended September 28, 2008 and September 30, 2007 include all adjustments, consisting of only normal recurring adjustments, which are necessary for the fair presentation of results for interim periods.

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

        There were no Equity Incentive Awards exercised or forfeited during the first nine months of 2008. On April 1, 2008 TTC issued, to certain employees of the Company in return for service, a total of

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

60,000 Equity Incentive Awards in the form of stock options to purchase common stock of TTC for $13.56 per share. These options have a term of ten years, and vest and become exercisable at various times and under various conditions through March 15, 2012; with certain acceleration features based on change of control provisions. The Company assessed the fair value of the Equity Incentive Awards granted by TTC on April 1, 2008 and determined that the compensation expense related to these awards was immaterial to its consolidated financial statements for any period presented.

        In addition, TTC has 354,000 equity awards which vest only upon a sale of TTC and achievement of certain other terms as described in the awards. As of September 28, 2008, the events required for vesting of these awards are not expected to occur in the near term.

3) Inventories

	September 28, 2008	December 31, 2007
Raw materials	$7,021	$5,017
Work in process	3,731	4,156
Finished goods	23,650	19,245

Total	$34,402	$28,418

4) Segment Reporting And Other Related Disclosures

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

	Quarter Ended		Year-To-Date
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net sales:
Golf shafts	$21,166	$20,557	$84,372	$77,407
Performance sports	3,037	3,583	13,392	9,349

Total	$24,203	$24,140	$97,764	$86,756

Gross profit:
Golf shafts	$6,092	$3,323	$30,466	$22,694
Performance sports	576	744	2,671	1,818

Total	$6,668	$4,067	$33,137	$24,512

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

        Following is a reconciliation of total reportable segment gross profit to total Company loss before income taxes:

	Quarter Ended		Year-To-Date
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Total reportable segment gross profit	$6,668	$4,067	$33,137	$24,512
Less:
Selling, general and administrative expenses	3,598	3,443	11,940	10,807
Amortization of intangible assets	3,734	3,731	11,203	11,205
Business development, start-up and transition costs	234	369	717	1,405
Loss on early extinguishment of long-term debt	—	—	—	755
Interest expense, net	5,553	6,306	17,378	18,585
Other expense	81	5	148	27

Total Company loss before income taxes	$(6,532)	$(9,787)	$(8,249)	$(18,272)

(b)   Sales by Geographic Region

        The geographic distribution of the Company's net sales, by location of customer, is summarized as follows:

	Quarter Ended		Year-To-Date
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
U.S.	$13,614	$14,270	$61,184	$57,328
International	$10,589	$9,870	$36,580	$29,428

Total	$24,203	$24,140	$97,764	$86,756

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

5) Comprehensive Loss

        Total comprehensive loss and its components for the periods covered by this report are as follows:

	Quarter Ended		Year-To-Date
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net loss	$(6,595)	$(22,777)	$(8,288)	$(28,139)
Mark to market adjustment on derivative instruments, net of taxes	(321)	(2)	188	(44)

Total comprehensive loss	$(6,916)	$(22,779)	$(8,100)	$(28,183)

6) Pension and Other Postretirement Benefits

        The following table reflects the Company's net periodic pension benefit expense and cash contributions to its pension plan, as well as the net periodic postretirement benefit expense related to its unfunded health care plan for retirees, for the periods covered by this report:

	Quarter Ended		Year-To-Date
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Pension Plan:
Net periodic pension benefit expense	$203	$120	$529	$360
Cash contributions to the pension plan	$2,013	$107	$2,607	$212
Postretirement Health Plan:
Net periodic postretirement benefit expense	$186	$123	$482	$366

7) Acquisition of Business

        On February 25, 2007, the Company acquired 100% of the shares of Supertop Enterprises Limited, the sole shareholder of CN Precision Co., Ltd ("CN Precision"), a wholly foreign-owned enterprise in Suzhou, China for approximately $9.5 million, plus direct acquisition costs and certain working capital adjustments of $0.2 million. Approximately $0.7 million of the purchase price was contingent upon the successful completion of certain contractual obligations by the seller. By September 30, 2007, all of the contractual obligations had been fulfilled by the seller, and the entire $0.7 million contingent purchase price had been paid.

        CN Precision is a startup steel golf shaft manufacturing facility. The Company is continuing the process of commissioning all of the machinery and equipment necessary to produce steel golf shafts at CN Precision, and expects to continue to ramp up production of steel golf shaft manufacturing in this facility during 2008 and 2009.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

        This transaction was accounted for using the purchase method of accounting. In connection with the acquisition, the Company conducted an assessment and valuation of all tangible and intangible assets acquired. The results of this exercise are reflected in the financial statements for the periods ended December 31, 2007 and September 28, 2008.

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

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

        The following table provides the changes in the Company's product warranties:

	Quarter Ended		Year-To-Date
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Balance at beginning of period	$527	$435	$447	$326
Accruals for warranties issued	475	520	995	1,243
Warranty claims paid	(580)	(551)	(1,020)	(1,165)

Balance at end of period	$422	$404	$422	$404

10) Fair Value Measurements

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

        As of September 28, 2008, cash flow hedging derivative assets and liabilities were principally related to the fair value of foreign exchange forward contracts and interest rate swaps. The Company defines the fair value of foreign exchange forward contracts as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. Management estimates the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes for future contracts with similar terms, adjusted where necessary for maturity differences. To estimate the fair value of the interest rate swaps, the Company uses estimates of future cash flows, which are discounted to a net present value, based on the forward LIBOR curve at the reporting date.

        The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 28, 2008:

True Temper Fair Value Measurements at Reporting Date

Description	September 28, 2008	Level 1	Level 2	Level 3
Derivatives (foreign exchange forward contracts)	$0.4	$—	$0.4	$—
Derivatives (interest rate swaps)	$0.0	$—	$0.0	$—

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

        The provisions of SFAS No. 157 for all non-financial assets and liabilities apply to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 for non-financial assets and liabilities on its consolidated statements of financial position and results of operations.

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

11) Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations. SFAS No. 141R replaces SFAS No. 141 while retaining the fundamental requirements in SFAS No. 141 that the acquisition (purchase) method of accounting be used for all business combinations. SFAS No. 141R retains SFAS No. 141 guidance for identifying and recognizing intangible assets separately from goodwill and makes certain changes to how the acquisition (purchase) method is applied. SFAS No. 141R is effective on a prospective basis for business combinations for which the acquisition date is on or after January 1, 2009. Generally, the effects of SFAS No. 141R will depend on future acquisitions.

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is effective for financial statements issued for periods beginning after November 15, 2008, with early application encouraged. This statement amends and expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and other related literature. The Company has not yet evaluated the impact, if any, of this requirement.

12) Capital Contributions

        During the third quarter of 2008 and the third quarter of 2007, TTS Holdings LLC made capital investments in the Company's parent, True Temper Corporation, totaling $4.5 million and $6.7 million, respectively. These funds were then contributed by True Temper Corporation to the Company in order to maintain full compliance with the third quarter 2008 and the second and third quarter 2007 financial covenants in the Company's 2006 Restated Credit Facility and the Second Lien Credit Agreement.

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

Company Overview

        True Temper Sports, Inc. ("True Temper" or the "Company"), a wholly owned subsidiary of True Temper Corporation ("TTC"), is a leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers ("OEMs") and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance sports products that offer high strength and tight tolerance tubular components to the bicycle, hockey and other recreational sports markets. In 2007, golf shaft sales represented 88% of total net sales, and performance sports sales represented 12%. During the first nine months of 2008, net sales of performance sports products represented 14% of total net sales.

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

Results of Operations

        The following table sets forth the components of net loss as a percentage of net sales for the periods indicated:

	Quarter Ended		Year-To-Date
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.4	83.2	66.1	71.7

Gross profit	27.6	16.8	33.9	28.3
Selling, general and administrative expenses	14.9	14.3	12.2	12.5
Amortization of intangible assets	15.4	15.5	11.5	12.9
Business development, start-up and transition costs	1.0	1.5	0.7	1.6
Loss on early extinguishment of long-term debt	0.0	0.0	0.0	0.9

Operating income (loss)	(3.7)	(14.4)	9.5	0.4
Interest expense, net	22.9	26.1	17.8	21.4
Other expenses	0.3	0.0	0.2	0.0

Loss before income taxes	(27.0)	(40.5)	(8.4)	(21.1)
Income tax expense	0.3	53.8	0.0	11.4

Net loss	(27.2)%	(94.4)%	(8.5)%	(32.4)%

        The amounts in above table may not foot due to rounding.

Third Quarter Ended September 28, 2008 Compared to the Third Quarter Ended September 30, 2007

        Net Sales for the third quarter of 2008 increased approximately $0.1 million, or 0.3%, to $24.2 million from $24.1 million in the third quarter of 2007. Golf shaft sales increased approximately $0.6 million, or 3.0%, to $21.2 million compared to the $20.6 million realized in the third quarter of 2007. This improvement related primarily to an increase in the unit volume of premium steel golf shaft sales coinciding with the late 2007 and 2008 new product launches in irons and putters from a number of the Company's key OEM partners. In addition, the Company's golf shaft price increase implemented in the fourth quarter of 2007 also served to increase sales in the third quarter of 2008.

        Performance sports sales decreased approximately $0.5 million, or 15.3%, to $3.0 million from $3.6 million in the third quarter of 2007. This decrease related primarily to the timing of new product shipments to key OEM partners in the hockey industry. During the second quarter of 2008, the Company experienced dramatic growth in its hockey business, which impacted the timing of overall expected 2008 quarterly unit volume.

        Net sales to international customers increased approximately $0.7 million, or 7.3%, to $10.6 million in the third quarter of 2008 from $9.9 million in the third quarter of 2007. This increase related primarily to revenue growth in the Japanese golf market, which is a targeted international growth region for the Company, as well as favorable foreign currency translation gains between the US Dollar, Japanese Yen and British Pound.

        Gross Profit for the third quarter of 2008 increased $2.6 million, or 64.0%, to $6.7 million from $4.1 million in the third quarter of 2007. Gross profit as a percentage of net sales increased to 27.6% in the third quarter of 2008 from 16.8% in the third quarter of 2007. The increase in gross profit as a percentage of net sales was driven by several factors, including (i) the mix of golf products sold being more heavily weighted toward premium steel golf shafts which have higher margins, (ii) a global price increase effective October 1, 2007, (iii) programs designed to improve the operational efficiency of the Company's production facilities, (iv) a significant modification to the Company's medical plan to reduce costs, and (v) lower costs for nickel offset somewhat by increased utility and natural gas costs.

        Selling, General and Administrative Expenses ("SG&A") for the third quarter of 2008 increased approximately $0.2 million, or 4.5%, to $3.6 million from $3.4 million in the third quarter of 2007. SG&A as a percentage of net sales increased to 14.9% from 14.3% in the third quarter of 2007. The increase in SG&A spending was associated primarily with an increase in legal expenses related to the successful termination of certain consent decrees that had been in place for approximately 50 years, and costs associated with the organizational realignment of certain key operations roles within the Company.

        Amortization of Intangible Assets was relatively stable at $3.7 million during the third quarter of both 2008 and 2007. Intangible assets were acquired in connection with (i) the Gilbert Global Acquisition in 2004, (ii) the acquisition of certain assets from Royal Precision in 2006, and (iii) the acquisition of CN Precision in 2007. Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.

        Business Development, Start-Up and Transition Costs for the third quarter of 2008 decreased to $0.2 million from $0.4 million in the third quarter of 2007. The costs incurred during these periods relate primarily to expenses associated with the acquisition of CN Precision, a steel golf shaft manufacturing facility located in Suzhou, China. These costs include certain start-up related costs to commission this new facility and the related production equipment. The Company expects to continue to ramp-up production of steel golf shafts in this new facility during the later half of 2008 and 2009. See Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report for a further discussion of this acquisition.

        Operating Income (Loss) for the third quarter of 2008 improved approximately $2.6 million, to a loss of $0.9 million from a loss of $3.5 million in the third quarter of 2007. This increase reflects the impact from gross profit, SG&A, and business development, start-up and transition costs described above.

        Interest Expense, Net for the third quarter of 2008 decreased approximately $0.8 million, or 11.9%, to $5.6 million from $6.3 million in the third quarter of 2007. This decrease was due primarily to a decrease in interest rates on the Company's variable rate debt, as the overall interest rate market in the U.S. and Western Europe experienced a decline during 2008. As a result of the interest rate swaps executed in the second quarter of 2008, the Company has fixed the LIBOR borrowing base rate on $100.0 million of its variable rate debt at approximately 3.20% for a period of approximately 24 months.

        Income Tax Expense decreased in the third quarter of 2008 to income tax expense of $0.1 million, compared to income tax expense of $13.0 million in the third quarter of 2007. This decrease was due primarily to an increase in the Company's deferred tax asset valuation allowance during the third quarter of 2008, which was first established in the third quarter of 2007. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes and the provision of the valuation allowance referred to above.

        Net Loss for the third quarter of 2008 improved to a loss of $6.6 million as compared to a net loss of $22.8 million in the third quarter of 2007. This improvement reflects the impact from gross profit, SG&A, business development, start-up and transition costs, interest expense, and income tax expense described above.

First Nine Months Ended September 28, 2008 Compared to the First Nine Months Ended September 30, 2007

        Net Sales for the first nine months of 2008 increased approximately $11.0 million, or 12.7%, to $97.8 million from $86.8 million in the first nine months of 2007. Golf shaft sales increased approximately $7.0 million, or 9.0%, to $84.4 million compared to the $77.4 million realized in the first nine months of 2007. This improvement related primarily to an increase in the unit volume of premium steel golf shaft sales coinciding with the late 2007 and 2008 new product launches in irons and putters from a number of the Company's key OEM partners. In addition, the Company's golf shaft price increase implemented in the fourth quarter of 2007 also served to increase sales in the first nine months of 2008.

        Performance sports sales increased approximately $4.0 million, or 43.2%, to $13.4 million from $9.4 million in the first nine months of 2007. This increase was the direct result of the Company's continued diversification strategy in this segment of its business. During the first nine months of 2008, the primary driver of the sales improvement related to increased unit volume of hockey sticks associated with new products launched in late 2007 and 2008, as well as new customer relationships developed in these same areas, as the Company continues to gain market share and execute on its performance sports growth strategy.

        Net sales to international customers increased approximately $7.2 million, or 24.6%, to $36.6 million in the first nine months of 2008 from $29.4 million in the first nine months of 2007. This increase related to revenue growth in the Japanese golf market, which is a targeted international growth region for the Company, the routine shifting of product assembly into China by the major golf OEMs, and favorable foreign currency translation gains between the US Dollar, Japanese Yen and British Pound.

        Gross Profit for the first nine months of 2008 increased $8.6 million, or 35.2%, to $33.1 million from $24.5 million in the first nine months of 2007. Gross profit as a percentage of net sales increased to 33.9% in the first nine months of 2008 from 28.3% in the first nine months of 2007. The increase in gross profit as a percentage of net sales was driven by several factors, including (i) the mix of golf products sold being more heavily weighted toward premium steel golf shafts which have higher margins, (ii) a global price increase effective October 1, 2007, (iii) programs designed to improve the operational efficiency of the Company's production facilities, (iv) a significant modification to the Company's medical plan to reduce costs, (v) lower costs for nickel offset somewhat by increased utility and natural gas costs, and (vi) fixed costs being spread over increased unit volumes in both the golf and performance sports segments.

        Selling, General and Administrative Expenses ("SG&A") for the first nine months of 2008 increased approximately $1.1 million, or 10.5%, to $11.9 million from $10.8 million in the first nine months of 2007. SG&A as a percentage of net sales decreased to 12.2% from 12.5% in the first nine months of 2007. The increase in SG&A spending was associated primarily with (i) an increase in the Company's provision for bad debts during the second quarter of 2008, (ii) an increase in legal expenses related to the successful termination of certain consent decrees that had been in place for approximately 50 years, and (iii) costs associated with the organizational realignment of certain key operations roles within the Company.

        Amortization of Intangible Assets was relatively stable at $11.2 million during the first nine months of both 2008 and 2007. Intangible assets were acquired in connection with (i) the Gilbert Global Acquisition in 2004, (ii) the acquisition of certain assets from Royal Precision in 2006, and (iii) the acquisition of CN Precision in 2007. Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.

        Business Development, Start-Up and Transition Costs for the first nine months of 2008 decreased to $0.7 million from $1.4 million in the first nine months of 2007. The costs incurred during these periods relate primarily to expenses associated with the acquisition of CN Precision, a steel golf shaft manufacturing facility located in Suzhou, China. These costs include certain start-up related costs to commission this new facility and the related production equipment. The Company expects to continue to ramp-up production of steel golf shafts in this new facility during the later half of 2008 and 2009. See Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report for a further discussion of this acquisition.

        Loss On Early Extinguishment of Long-Term Debt for the first nine months of 2007 totaled $0.8 million. As a result of paying down $24.7 million of the borrowings under the 2006 Restated Credit Facility, the Company recognized a loss on early extinguishment of long-term debt, comprised of the write-off of certain deferred financing costs related to the 2006 Restated Credit Facility and third party costs incurred in conjunction with the Second Amendment to the same facility. No such loss on early extinguishment of long-term debt was recognized in the first nine months of 2008.

        Operating Income for the first nine months of 2008 increased approximately $8.9 million, to $9.3 million from $0.3 million in the first nine months of 2007. This increase reflects the impact from gross profit, SG&A, business development, start-up and transition costs, and loss on early extinguishment of long-term debt described above.

        Interest Expense, Net for the first nine months of 2008 decreased approximately $1.2 million, or 6.5%, to $17.4 million from $18.6 million in the first nine months of 2007. This decrease was due primarily to a decrease in interest rates on the Company's variable rate debt, as the overall interest rate market in the U.S. and Western Europe experienced a decline during 2008. As a result of the interest rate swaps executed in the second quarter of 2008, the Company has fixed the LIBOR borrowing base rate on $100.0 million of its variable rate debt at approximately 3.20% for a period of approximately 24 months. This decline in the Company's variable interest rate was partially offset by an increase in the outstanding principal balance of variable rate debt due to the issuance of the $45.0 million Second Lien credit facility, during the first quarter of 2007, and an increase in the weighted average interest rate for the Company's variable rate debt resulting from the higher LIBOR margin adder on the Second Lien credit facility.

        Income Tax Expense decreased in the first nine months of 2008 to income tax expense of slightly less than $0.1 million, compared to income tax expense of $9.9 million in the first nine months of 2007.

This decrease in income tax expense was due primarily to an increase in the Company's deferred tax asset valuation allowance, which was first established in the third quarter of 2007. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes and the provision of the valuation allowance referred to above.

        Net Loss for the first nine months of 2008 improved to a net loss of $8.3 million as compared to a net loss of $28.1 million in the first nine months of 2007. This decrease reflects the impact from gross profit, SG&A, business development, start-up and transition costs, loss on early extinguishment of long-term debt, interest expense, and income tax benefit described above.

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

        On September 12, 2008, TTS Holdings LLC made a capital investment in the Company's parent, True Temper Corporation, of $4.5 million. These funds were then contributed by True Temper Corporation to the Company in order to maintain full compliance with the third quarter 2008 financial covenants in the Company's 2006 Restated Credit Facility and the Second Lien Credit Agreement.

        As of September 28, 2008, with the contributions noted above, the Company was in compliance with all of the covenants in the 2006 Restated Credit Facility, the Second Lien, and the 8 3/8% Notes.

Cash Flows from Operating Activities

        Net cash used in operations in the first nine months of 2008 improved by approximately $8.1 million, to a use of cash totaling $2.5 million as compared to net cash used in operations of $10.6 million in the first nine months of 2007.

        The use of cash from operating activities of $2.5 million during the first nine months of 2008 was primarily the result of $6.8 million in cash generated from sales activities, offset by a use of cash in working capital of $9.3 million. The use of cash for working capital purposes related primarily to (1) a decrease in accrued interest of $3.1 million related to the timing of semi-annual cash interest payments on the 8 3/8 Notes, and (2) an increase in inventory of $6.0 million, which relates to (i) the increase in net sales during the first nine months of 2008, and the corresponding increase in production requirements, (ii) an increase in the inventory build programs with our key global golf OEMs, and (iii) an increase in raw materials due primarily to the timing of deliveries to our worldwide manufacturing locations, which we expect to be utilized during fourth quarter 2008 production.

        The use of cash in operating activities of $10.6 million in the first nine months of 2007 was primarily the result of $3.0 million in cash used by normal operations as well as a use of cash in working capital of $7.6 million. The use of cash by normal operations was driven primarily by cash interest expense of $18.9 million during the first nine months of 2007. The change in working capital consisted primarily of (1) an increase in accounts receivable of $2.6 million, which was an expected increase related to the higher net sales in the third quarter of 2007 compared to the fourth quarter of 2006, and (2) an increase in inventory of $3.9 million, which relates to several factors, including (i) an increase in the cost of nickel, a raw material used in the manufacture of steel golf shafts, (ii) an increase in the number of inventory build programs with key global golf OEMs, and (iii) an increase in the Company's finished goods levels in anticipation of continued revenue gains in future periods.

Cash Flows from Investing Activities

        Cash flows from investing activities were a use of cash totaling $2.2 million during the first nine months of 2008, and a use of cash totaling $12.7 million during the first nine months of 2007. The use of cash in investing activities during the first nine months of 2008 related primarily to routine capital expenditures for machinery and equipment. The cash used in investing activities during the first nine months of 2007 related primarily to the acquisition of CN Precision, as described more fully in Note 7 to the condensed consolidated financial statements located elsewhere in this quarterly report.

Cash Flows from Financing Activities

        Cash flows from financing activities were a source of cash totaling $3.3 million during the first nine months of 2008, and a source of cash totaling $24.6 million in the first nine months of 2007.

        The cash provided by financing activities during the first nine months of 2008 related primarily to the $4.5 million capital investment described below.

        The cash provided by financing activities in the first nine months of 2007 related primarily to the events surrounding the acquisition of CN Precision, as well as a general refinancing of term debt, and included (i) new borrowings of second lien term debt totaling $45.0 million, (ii) the repayment of $24.7 million in first lien term debt, and (iii) the payment of $2.3 million in debt issuance costs related to the additional borrowings. In addition, as described below, the Company received capital investments totaling $6.7 million during the first nine months of 2007.

        During the third quarter of 2008 and the third quarter of 2007, True Temper Corporation, the Company's parent, made equity investments in True Temper Sports, Inc. totaling $4.5 million and $6.7 million, respectively. The equity investments were from the proceeds of Series A Senior Preferred Shares issued by the Company's parent. While the Senior Preferred Shares contain customary mandatory redemption features that are binding on the Company's parent, the Company has no legal obligation to redeem the Senior Preferred Shares in the future, nor has the Company guaranteed or pledged its assets in regard to them. True Temper Corporation is a holding company whose primary operations are through its investment in the Company.

Existing Contractual Cash Obligations

        The following table reflects the Company's contractual cash obligations for principal and anticipated interest payments on long-term debt, current maturities of long-term debt, operating leases and other purchase commitments as of September 28, 2008 (dollars in millions):

	Total	2008	2009 through 2010	2011 through 2012
Long-Term Debt, Including Current Maturities (1 and 2)	$314.2	$3.1	$115.9	$195.2
Operating Leases	2.2	0.2	1.4	0.6
Purchase Commitments (3)	3.1	1.2	1.9	—

Total (4)	$319.5	$4.5	$119.2	$195.8

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

(3)
This amount represents the purchase commitments for nickel and natural gas used in the manufacture of steel golf shafts at the Amory, Mississippi facility. For 2008, the Company has $1.2 million in nickel contracts. For 2009, the Company has $0.7 million in nickel contracts and $1.2 million in natural gas contracts.

(4)
This table does not include the Company's future obligations related to the funding of its pension benefits.

Future Cash Generation and Use

        The Company currently intends to use existing cash and cash equivalents, and cash provided from future operations, if any, as allowed within the covenants of the 2006 Restated Credit Facility, the Second Lien and the 8 3/8% Notes, to:

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

        In addition to the debt service obligations for principal and interest payments, the Company's liquidity needs largely relate to working capital requirements, capital expenditures for machinery and equipment, and contributions to its defined benefit pension plan. The Company intends to fund its current and long-term working capital, capital expenditure and debt service requirements through cash flow generated from operations. However, since there can be no assurance of future performance, as of September 28, 2008 the Company has the $20.0 million revolving credit facility available for future cash requirements (as reduced by any outstanding draws, of which there were $5.0 million as of September 28, 2008). The maximum amount the Company may use of the $20.0 million revolving credit facility is limited by the financial covenants contained within the 2006 Restated Credit Facility and is reduced by any outstanding letters of credit (which totaled $4.1 million as of September 28, 2008). The current $20.0 million revolving credit facility is scheduled to expire on March 15, 2009. The Company is evaluating all of its options to ensure that it has no negative impact to liquidity as a result of this expiration. These options may include modifications to existing Credit Agreements, the issuance of new debt instruments, and / or additional equity infusions. As of September 28, 2008, the Company believes that cash flow generated from operations, in addition to the other financing sources discussed above, will be sufficient to meet its cash obligations for at least the ensuing 12-month period.

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

        Like many companies that access the private and public credit markets, the recent turmoil in those financial markets may further limit the Company's access to capital resources, and/or result in terms and conditions that by historical standards are more restrictive and costly to the Company.

Defined Benefit Pension Plans

        True Temper's unionized employees at its Amory, Mississippi manufacturing facility are covered by a non-contributory defined benefit pension plan. The defined benefit pension plan is funded in conformity with funding requirements of applicable government regulations. Benefits are based on a negotiated, fixed amount multiplied by the employee's length of service.

        During 2008, and specifically within the quarterly period ended September 28, 2008, the Company experienced negative pension asset returns as a result of the recent decline in valuation of overall equity and debt markets. Among other things, this decline could increase the Company's pension expense and/or cash funding requirements for 2009 and future years. Actual pension expense for 2009 will depend on pension asset returns during the fourth quarter of 2008, as well as applicable discount rates as of December 31, 2008. At this time, we anticipate that 2009 pension expense could be higher than 2008 by approximately $0.5 million. Cash funding for the pension plan depends on a variety of factors, many of which are already established for calendar year 2009. At this time, we anticipate cash funding of the pension plan for 2009 to be approximately $1.0 million less than in 2008.

Recent Accounting Pronouncements

        Information regarding recent accounting pronouncements is contained in Notes 10 and 11 to the condensed consolidated financial statements, which is incorporated herein by this reference.

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

        The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. However, there are many risk factors, including but not limited to, the Company's substantial leverage, the Company's ability to service its debt, the general state of the economy, the Company's ability to execute its plans, fluctuations in the price and availability of energy, fluctuations in the price and availability of raw materials, potentially significant increases to employee health and welfare costs, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in the Company's forward-looking statements. Additional information concerning the Company's risk factors is contained from time to time in the Company's public filings with the SEC; and most recently in the Risk Factors section of Item 1A to Part 1 of the Company's 2007 Annual Report on Form 10-K filed with the SEC on March 21, 2008, and in Part II, Item 1A of this quarterly report on Form 10-Q.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

        The table below provides information about the Company's debt obligations as of September 28, 2008. The table presents cash flows from principal payments and related weighted average interest rates by expected maturity dates (dollars in millions).

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total
Fixed-Rate 8 3/8% Senior Subordinated Notes	$—	$—	$—	$125.0	$—	$—	$125.0
Average Interest Rate							8.38%
2006 Restated Credit Facility	$0.5	$6.0	$71.1	$12.6	$—	$—	$90.2
Average Interest Rate(a and c)							6.35%
Second Lien	$—	$—	$—	$45.0	$—	$—	$45.0
Average Interest Rate(b and c)							8.69%

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

(c)
During the second quarter of 2008, the Company entered into interest rate swap agreements to fix the underlying LIBOR borrowing base rate on $100.0 million of its variable rate debt at approximately 3.20% for a period of approximately 24 months.

        The Company's operating results are affected by changes in interest rates primarily as a result of borrowings under the 2006 Restated Credit Facility and the Second Lien. If interest rates increased by 25 basis points, interest expense would have increased by less than $0.1 million for the quarterly period ended September 28, 2008, based on balances outstanding during the quarterly period then ended.

        Information concerning the Company's market risks related to foreign exchange rates and commodities is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2007 Annual Report on Form 10-K, as filed with the SEC on March 21, 2008. This information has been omitted from this report as there have been no material changes to the Company's risks related to foreign exchange rates and commodities as of September 28, 2008.

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

Item 1A.    Risk Factors

        In addition to other information set forth in this quarterly report, you should carefully consider the risk factors outlined in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The risk factors described in our 2007 Form 10-K, along with those outlined below, could materially affect our business, financial condition or operating results.

        The information presented below updates, and should be read in conjunction with, the risk factor information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

        As a result of the unprecedented volatility and uncertainty in the global credit and capital markets, as well as the apparent slowdown in the economies of the United States and other golfing regions of the world, certain risks that we normally face may increase. These include:

  •
  Turmoil in the global credit and equity markets may limit the Company's ability to successfully address necessary elements of its capital structure under terms and conditions that are serviceable.

  •
  Reduced demand for the Company's products, should the current US recessionary pressures and global economic slowdown continue for an extended period of time, could adversely impact the Company's operating results and cash flow metrics.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        —Not applicable—

Item 3.    Defaults Upon Senior Securities

        —None—

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended September 28, 2008.

Item 5.    Other Information

        —Not Applicable—

Item 6.    Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

**
Filed herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2008.

True Temper Sports, Inc.

By:	/s/ SCOTT C. HENNESSY
Name:	Scott C. Hennessy
Title:	President and Chief Executive Officer

By:	/s/ JASON A. JENNE
Name:	Jason A. Jenne
Title:	Vice President, Chief Financial Officer and Treasurer