Form 10-K
period 2008-12-31
TRUE TEMPER SPORTS INC
filed 2009-03-31
CIK 1078547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         As of June 27, 2008 the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding. All of the Registrant's outstanding shares were held by True Temper Corporation, the Registrant's parent company, as of June 27, 2008.

Documents Incorporated by Reference

None.

TRUE TEMPER SPORTS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2008

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

General

        We are the world's leading designer, manufacturer and marketer of golf shafts. Since the 1930s, we have manufactured golf shafts under the widely recognized True Temper brand. In 2008, approximately 70% of our revenue was generated through the sale of steel golf shafts. We believe that our share of the worldwide steel golf shaft market was approximately 70% to 80% in 2008 and that our share is several times greater than that of the next largest market participant. We are a leading supplier of premium steel shafts to the top golf club original equipment manufacturers and distributors, including Adams, Callaway, Cleveland, Golfsmith, Golf Works, Mizuno, Nike, Ping, TaylorMade, Titleist and Wilson. From 1988 to 2008, our steel shafts were played by all of the winners of the PGA's 84 major championships. We are also one of the world's largest manufacturers of premium graphite (carbon fiber based composites) golf shafts, with an estimated share of approximately 10% of this highly fragmented market. In addition to golf shafts, through our Performance Sports business, we also design, manufacture and market products such as steel and titanium alloy bicycle frames, composite bicycle components, such as forks and handlebars, and graphite hockey sticks.

        Our golf shaft products include numerous proprietary models (with our customers' brand name, label or trademark affixed to the shaft) as well as a number of branded models (with the True Temper, Royal Precision, Project X or Grafalloy brand name, label or trademark affixed to the shaft), including a full range of premium and commercial grade steel and graphite shafts. We design, manufacture and market a number of steel shaft product lines, including:

  •
  Dynamic Gold, which has been a leading steel shaft on the PGA Tour for the past 25 years;

  •
  Dynamic Gold SL, which delivers the playing characteristics of Dynamic Gold with 20% less weight;

  •
  Dynamic Gold Tour Issue, which has a Tour Only weight tolerance for custom precision fitting and are sold exclusively through our Tour Concept Dealer network.

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

  •
  GS95, which is a new lightweight responsive tip design that increases initial launch angles and maximum peak trajectory for greater ball distance.

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

        We also design, manufacture and market several lines of premium graphite shafts under the Grafalloy brand name. Our graphite shafts have a strong presence at the professional level and have been played by winners on each of the professional tours, including the PGA, EPGA, LPGA, Champions and Nationwide Tours. Our most popular graphite shaft brands include:

  •
  Grafalloy ProLaunch Axis, which combines Smart-Ply design and Micro-Mesh tip technology to achieve maximum distance and clubhead stability. ProLaunch Axis is offered in two models to help players achieve optimal launch conditions; red for low and blue for high launch conditions.

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

        The golf shaft market is comprised primarily of steel and graphite shafts. We believe that in 2008, the two largest participants in the worldwide steel shaft market comprised an aggregate market share of approximately 90%. We believe that this concentration in the steel shaft market is due to the high barriers to entry created by the technical expertise and capital investment necessary to participate in the market as well as the customized manufacturing process required for the production of premium steel shafts. The production of graphite shafts is less capital intensive and requires less investment than steel shaft manufacturing. The graphite shaft industry is fragmented, with the top six market participants representing at least 70% of the worldwide market in 2008. We believe that the relatively lower barriers to entry account for this fragmentation.

        We believe that from 1991 to 1995, graphite shafts gained share in the overall shaft market due to the light-weight, vibration-damping characteristics of graphite shafts, particularly for longer-shafted, larger-headed woods. Since 1995, however, the development of vibration damping materials for steel shafts such as our SensiCore insert, along with the introduction of lighter weight steel alloys in products such as our Dynamic Gold SL and GS75 shafts, have resulted in steel shafts that have the vibration damping and light-weight characteristics of graphite shafts together with the consistent performance and distance control qualities of steel shafts. We believe that these design improvements contributed to the growth in share of steel shafts in the overall shaft market from approximately 50% in 1995 to approximately 55% to 60% in 2008.

Products

        We design, manufacture and market steel and graphite golf shafts, as well as a variety of high strength, tight tolerance components for the hockey, bicycle and other recreational sports markets. Our proprietary golf shafts, which accounted for approximately 25% of our net sales in 2008, are custom designed, and frequently co-branded in partnership with our customers, to accommodate specific golf club head designs. As an example, our proprietary models include co-branded products such as Callaway's Uniflex, Nike's Speedstep and Ping's AWT. Our branded products with the True Temper, Royal Precision, Project X or Grafalloy names and designs are typically sold to golf club original equipment manufacturers, distributors and various custom club assemblers, and are used to either assemble new clubs or to replace the shafts in existing clubs.

        Steel Golf Shafts.    We manufacture a wide range of steel golf shaft lines with unique design features and performance characteristics. Our steel golf shafts can be divided into the following two major product categories:

  (1)
  Premium grade steel shafts; and

  (2)
  Commercial grade steel shafts.

        Premium steel shafts, such as our Dynamic Gold, Rifle, Project X, Dynamic Gold SL and GS75 product lines, are high performance products with tighter design tolerances and quality specifications that sell for higher average selling prices and generate higher profit margins than commercial grade steel shafts. Our commercial grade steel shafts are manufactured to a different specification and sell for a lower average selling price to original equipment manufacturers who produce and sell opening price point golf club sets, typically to entry-level players who purchase their products through mass channel retail stores.

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

        Performance Sports Products.    We also manufacture and sell a wide variety of high performance components for the bicycle, hockey and other recreational sports markets. In 2008, we sold our performance sports products to a broad range of original equipment manufacturers and distributors.

        For financial information related to each of our business segments, see Note 14 to the consolidated financial statements located elsewhere in this annual report.

Customers

        We maintain long-standing relationships with a highly diversified customer base. We are a leading supplier of shafts to the top golf club original equipment manufacturers and distributors, including Adams, Callaway, Cleveland, Golfsmith, Golf Works, Mizuno, Nike, Ping, TaylorMade, Titleist and Wilson. In addition, we are partnered with several of the leading component suppliers in the hockey market, such as Reebok, Balistik and Sherwood. In 2008, we had in excess of 500 customers, including over 400 manufacturers/retailers and over 50 distributors.

        For many years, we have maintained a broad and diversified customer base in the golf equipment market. In 2008, our top ten customers represented between 70% to 75% of our net sales, and our top customer accounted for approximately 18% of our net sales.

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

        We believe that our share of the worldwide steel golf shaft market was approximately 70% to 80% in 2008 and that our share is several times greater than the share of the next largest market participant. We believe that we compete primarily with three other steel golf shaft manufacturers: Far East Machinery Co., Ltd., located in Taiwan which produces primarily commercial grade golf shafts, Nippon Shaft Co., Ltd., a Japanese manufacturer of primarily premium golf shafts, and Summit Sports World Wide Co., Ltd. which produces limited volumes of commercial grade golf shafts.

        Unlike steel, the graphite shaft manufacturing industry is highly fragmented with a large number of suppliers selling to only a few customers. We believe there are in excess of 25 graphite shaft manufacturers worldwide. A few of these companies reside in North America and many are located in Asia. We do not believe that there are any graphite suppliers currently with a market share in graphite that is comparable to the market share we have in steel. We believe we are one of the six largest producers of branded premium grade graphite shafts in the world and we estimate that our market share is approximately 10%. Our major competitors in the premium grade branded graphite shaft market include Aldila, Inc., United Sports Technologies, Inc., Graphite Design International, Fujikura Composites and Mitsubishi.

        We believe that we are the only golf shaft company in the world which is capable, within its own facilities, of manufacturing both steel and graphite golf shafts in large volumes.

Design & Development

        We design and develop products for both proprietary/co-branded market applications and for the True Temper, Royal Precision, Project X and Grafalloy branded product range.

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

        Research and development costs for the years ended December 31, 2008, 2007 and 2006 were approximately $2.1 million, $1.8 million and $1.9 million, respectively.

Manufacturing

        We believe that our manufacturing expertise and production capabilities enable us to respond quickly to customers' orders and provide sufficient quantities on a timely basis. We manufacture products both on-demand as well as for inventory stocking programs. We believe that our investment in capital equipment and personnel training has helped us to establish a reputation as one of the leading manufacturers of steel and graphite shafts.

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

        For example, we have maintained a strong presence among PGA Tour players, particularly since 1981, when we began sending our PGA Tour van to all major PGA events. The tour van functions as a golf club custom shop on wheels, visiting numerous professional tour events during 2008. Typically, the van is located near the practice tee and lends technical support to the tour professionals while simultaneously promoting the True Temper, Royal Precision, Project X and Grafalloy brands to representatives of original equipment manufacturers. In addition, we provide technical support to the players on the Champions, Nationwide and LPGA Tours as well as the European and Japanese PGA Tours.

        Although we do not pay any professional golfer to endorse or play our shafts, we believe that the use of our products by professional golfers enhances our reputation for quality and performance while also promoting the use of our shafts. Due to our strong reputation and service, we estimate that over 90% of professional golfers around the world use our products in competition. We clearly recognize the influence that a professional golfer, or very low handicap golfer, can have on consumer preferences, so we also engage in special promotional efforts with local club and teaching professionals, and we contribute shafts to college athletic programs, to encourage the use of our product so they provide positive feedback on the True Temper, Royal Precision, Project X and Grafalloy brands to their constituents.

        Much of our advertising and promotional spending is dedicated to print and television advertising, including cooperative advertising with our customers. Additional advertising and promotional spending is allocated to promotional events such as trade shows, consumer golf shows, PGA Tour activities and retail golf shop advertising displays.

        Advertising and promotional costs for the years ended December 31, 2008, 2007 and 2006 were approximately $2.5 million, $3.2 million and $3.7 million, respectively.

Distribution & Sales

        We primarily sell our shafts to original equipment manufacturers, retailers and distributors. Typically, distributors resell our products to custom club assemblers, pro shops and individuals. Sales to golf club manufacturers/retailers accounted for approximately 85% of our net golf shaft sales in 2008, and sales to distributors represented approximately 15% of our 2008 net golf shaft sales.

        We believe that we have one of the most experienced and respected sales staffs in the industry. Our sales and marketing department includes domestic sales managers, international sales managers, a customer service/logistics group and a team of design professionals that provides field support to our sales representatives. We believe that our international market presence, which comprised approximately 41% of our total 2008 net sales, provides an opportunity for future growth. We market our products in Japan, Europe, and Asia and maintain a distribution operation in each region. Financial information by geographic segment is contained in Note 14 to the consolidated financial statements located elsewhere in this annual report.

Employees

        As of December 31, 2008, we had 692 full-time employees, including 15 in sales and marketing, 35 in research, development and manufacturing engineering, approximately 600 in production and the balance in administrative and support roles. In addition, we had approximately 256 manufacturing workers contracted through temporary service firms.

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

Intellectual Property

        As of December 31, 2008, we held 51 patents worldwide relating to various products and proprietary technologies, including the SensiCore technology, and had four patent applications pending. We also hold numerous trademarks related to, among other things, our True Temper, Grafalloy, Royal Precision, Project X and Alpha Q branded products. We do not believe that our competitive position is dependent solely on patent or trademark protection, or that our operations are dependent on any individual patent or trademark.

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

Item 1A.    Risk Factors

We incur environmental compliance costs, including capital, maintenance and operating costs, with respect to pollution control facilities, the cost of ongoing monitoring programs, the cost of reclamation and remediation efforts and other similar costs and liabilities relating to our compliance with Environmental Laws, and we expect these costs and liabilities to continue to increase, including possible new costs, taxes and limitations on operations.

        The rate of change of Environmental Laws has been rapid over the last decade, and compliance can require significant expenditures. We believe that our expenditure requirements for future environmental compliance will continue to increase as operational and reporting standards increase. Discovery of currently unknown conditions and unforeseen liabilities could require additional expenditures.

        The potential regulation of greenhouse gas emissions remains an issue for the Company and other similar manufacturing companies. Although no restrictions have yet been imposed under U.S. federal laws, new legislation mandating specific near-term and long-range reductions in greenhouse gas emissions is almost certain to be adopted as part of the U.S. climate change policy. The consequences of greenhouse gas emission reduction measures are potentially significant, as the production of carbon dioxide, which is a greenhouse gas, is inherent in the manufacture of steel golf shafts. There is no assurance that a change in the law or regulations will not be adopted, such as the imposition of a carbon tax, a cap and trade program requiring the Company to purchase carbon credits, or measures that would require reductions in emissions, raw materials, fuel use or production rates, that would have a material adverse effect on the Company's financial condition, results of operations, cash flows and competitive position.

        We intend to comply with all Environmental Laws. Because many of the requirements are subjective and therefore not quantifiable or presently determinable, or may be affected by additional legislation and rulemaking, it is not possible to accurately predict the aggregate future costs and liabilities of environmental compliance and their effect on our financial condition, results of operations, cash flows and competitive position.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

        Our substantial indebtedness could adversely affect the financial health of our company. For example, it could:

  •
  make it more difficult for us to satisfy our obligations with respect to our 8 3/8% Senior Subordinated Notes due 2011;

  •
  increase our vulnerability to increases in interest rates because our secured credit facilities, under which our indebtedness was $146.7 million as of December 31, 2008, are subject to variable interest rates;

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

        On March 16, 2009, the Company did not make the principal payment then due on its revolving credit loans, in an aggregate amount equal to $20.0 million (including $17.0 million in borrowings and $3.0 million in outstanding letters of credit), due to the lenders under the 2006 Restated Credit Facility. The Company's failure to make the scheduled principal payment on the revolving credit loans is an Event of Default under the 2006 Restated Credit Facility, which entitles the lenders to immediately accelerate the repayment of all other amounts borrowed under the 2006 Restated Credit Facility together with accrued and unpaid interest thereon.

        Also on March 16, 2009, the Company did not pay interest then due to the holders of its 8 3/8% Notes. The failure to pay interest, if continued for 30 days, will constitute an Event of Default under the Indenture, which will give the holders of the 8 3/8% Notes the right to accelerate the payment of the principal together with accrued and unpaid interest thereon. The non-payment of principal then due under the 2006 Restated Credit Facility described above also constitutes an Event of Default under the Indenture, giving the holders of the 8 3/8% Notes the right to immediately accelerate the repayment of the principal of the 8 3/8% Notes together with accrued and unpaid interest thereon.

        The non-payment of interest under the Indenture, if continued for 30 days, will constitute an Event of Default under the Second Lien, giving the lenders the right to accelerate the repayment of amounts borrowed under the Second Lien together with accrued and unpaid interest thereon. The non-payment of principal under the 2006 Restated Credit Facility, if continued for 90 days after notice or if the maturity of principal of the 2006 Restated Credit Facility is accelerated, will constitute an Event of Default under the Second Lien, giving the lenders the right to accelerate the repayment of amounts borrowed under the Second Lien together with accrued and unpaid interest thereon. Substantially all of the Company's assets are pledged as collateral under the 2006 Restated Credit Facility and the Second Lien.

        Due to the events of default described above, all of the Company's debt has been classified as a current liability on its 2008 consolidated balance sheet.

        The Company has retained the investment banking firm Lazard Middle Market to assist it in exploring alternatives to enhance the Company's capital structure. The Company is currently in ongoing discussions with lenders under its most senior credit facility, the 2006 Restated Credit Facility, to, among other things, extend the maturity of the facility. The results of these discussions could result in a significant restructuring or refinancing of the Company's debt. In addition to addressing the Company's capital structure, management has also enacted restructuring plans to address operating costs by reducing headcount by 45% in its U.S. facilities and 35% on a global basis, significantly reducing fixed costs at the Company's manufacturing facilities, renegotiating lease terms and rental rates for certain of the Company's facilities, and decreasing discretionary spending on items such as travel, entertainment, advertising and promotion.

        There can be no guarantee that any restructuring or refinancing plan will be successfully implemented. Failure to successfully implement a restructuring or refinancing plan or otherwise address compliance issues under the 2006 Restated Credit Facility, the Second Lien, or the 8 3/8% Notes within the time frame permitted may have a material adverse effect on the Company's business, results of operations, and financial position, and may materially impact the Company's ability to continue as a going concern.

        None of the lenders under the 2006 Restated Credit Facility or the Second Lien, nor any holders of 8 3/8% Notes have accelerated the payment of principal or interest under any of the applicable agreements as of the time of filing of this Annual Report on Form 10-K.

Our success depends on the continued popularity of golf and the growth of the market for golf clubs.

        We generate a substantial portion of our net sales from the sale of golf shafts. The demand for our golf shafts is directly related to the popularity of golf, the number of golf participants and the number of rounds of golf being played by these participants. If golf participation decreases, sales of our products would be adversely affected. In addition, the popularity of golf organizations, such as the PGA, also affects the sales of our golf shafts. We depend on the exposure of our brands to increase brand recognition and reinforce the quality of our products. Any significant reduction in television coverage of PGA or other golf tournaments, or any other significant decreases in either attendance at golf tournaments or viewership of golf tournaments, will reduce the visibility of our brand and could adversely affect our sales.

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

        If any labor disruption or work stoppages affect our employees, the results of our operation could be adversely affected. At December 31, 2008, we employed 692 full-time individuals. Of these, 297 hourly employees at our Amory, Mississippi facility are represented by the United Steel Workers of America. Our collective bargaining agreement with the United Steel Workers of America will expire on June 30, 2011. We may not be able to reach an agreement on a new collective bargaining agreement. If a work stoppage or other labor disruption were to occur, our results of operations may be materially adversely affected.

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

        There are a significant number of golf equipment original equipment manufacturers and assemblers that are headquartered and conduct manufacturing operations in Southern California and Southern China. In the aggregate, these companies account for a significant share of the golf equipment market and also account for a considerable portion of our net sales. With the disruption of electrical power to these areas in recent years there is a risk that our customers' manufacturing operations may be adversely affected by power shortages. If this were to occur they may reduce their purchases of shafts from us causing a significant adverse impact to our revenues and results of operations.

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

        The patents we hold relating to certain of our products and technologies may not offer complete protection against infringement of our proprietary rights by others. As of December 31, 2008, we held 51 patents worldwide relating to various products and proprietary technologies, and had four patent applications pending. Patents may not be issued for the pending patent applications. Moreover, these patents may have limited commercial value or may not adequately protect our products. Additionally, the U.S. patents that we hold do not preclude competitors from developing or marketing products similar to our products in international markets. We may infringe on others' intellectual property rights. One or more adverse judgments with respect to these intellectual property rights could negatively impact our ability to compete and could adversely affect our business.

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

        During 2006 and 2007, due to a number of factors including the acquisition of new products and manufacturing processes from Royal Precision, the efficiency and productivity in our Amory, Mississippi steel product manufacturing facility deteriorated. We regained a portion of these efficiencies in 2008, and expect to make further efficiencies in the future, but if we are not able to do so, or if efficiencies deteriorate further, it could have a material adverse effect on our business.

We may not be able to adequately ramp up production in our new steel golf shaft facility in Suzhou, China, or the start-up process may be delayed or require more investments than we originally anticipated.

        In 2007, we acquired a start-up steel golf shaft manufacturing facility in Suzhou, China. We have made investments in this facility in the form of buildings, equipment, and personnel, and we began to produce a portion of our products in this facility during 2008. Any delay in the start-up of this facility, or any increased investment requirements above those originally budgeted, could have an adverse effect on our overall business.

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

Changes in the global credit and capital markets could have adverse affects on our capital structure and underlying business.

        As a result of the unprecedented volatility and uncertainty in the global credit and capital markets, as well as the apparent slowdown in the economies of the United States and other golfing regions of the world, certain risks that we normally face may increase. These include:

  •
  Turmoil in the global credit and equity markets may limit our ability to successfully address necessary elements of our capital structure under terms and conditions that are serviceable.

  •
  Reduced demand for our products, should the current U.S. recessionary pressures and global economic slowdown continue for an extended period of time, could adversely impact our operating results and cash flow metrics.

Risks Associated with Forward Looking Statements

        The Private Securities Litigation Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by our Company. This document contains forward-looking statements, including but not limited to, Item 1 of Part I "Business" and Item 7 of Part II "Management's Discussion and Analysis of Financial Condition and Results of Operations". All statements which include words such as expect, plan, believe, hope, wish, forecast, predict, intend, or anticipate and similar statements of a future or forward-looking nature identify forward-looking statements within the meaning of the Act.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.      Properties

        Our administrative offices and manufacturing facilities currently occupy approximately 560,000 square feet. Our shafts are manufactured at separate facilities, including steel shaft facilities located in Amory, Mississippi and Suzhou, China, and a composite graphite shaft facility located in Guangzhou, China. Our executive offices are located in a leased facility in Memphis, Tennessee. We believe that our current properties are suitable for our purposes, provide adequate capacity, and are currently not fully utilized. The following table sets forth certain information regarding significant facilities operated by us as of December 31, 2008:

Facility	Location	Approx. Sq. Ft.		Owned/ Leased	Lease Expiration Date
Corporate Offices	Memphis, Tennessee	15,241		Leased	February 2014
Steel Shaft/Tubing Mfg.	Amory, Mississippi	335,000		Leased	January 2063(1)
Composite Shaft Mfg.	Guangzhou, China	99,298		Leased	March 2013
Steel Shaft Mfg	Suzhou, China	83,000		Owned
Steel Shaft Plating	Suzhou, China	10,995		Leased	June 2012
Composite R&D, Distribution	San Diego, California	17,885		Leased	December 2011
Steel R&D	Olive Branch, Mississippi	5,000		Leased	Monthly
Test Facility	Robinsonville, Mississippi	1,000	(2)	Leased	Monthly

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

        There were no matters submitted to a vote of security holders during 2008.

PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        There is no public market for the Company's equity securities. As of December 31, 2008, all of the Company's capital stock was owned by True Temper Corporation.

        In January 2008, the Company paid dividends of $0.5 million to True Temper Corporation. The Company paid no dividends on its shares of common stock in 2007. The Company does not pay dividends with any specific frequency and does not expect to pay comparable cash dividends in the near future.

        The Company's various debt instruments impose restrictions on the payment of dividends by means of covenants. The Company was not in compliance with certain covenants in its various debt agreements as of December 31, 2008. For a more complete discussion of the Company's debt agreements, see Note 8 to the financial statements included elsewhere in this annual report.

        There were no purchases of the Company's equity securities by or on behalf of the Company or any affiliated purchaser during the fourth quarter of 2008.

 Item 6.      Selected Financial Data

        Set forth below are our selected historical financial data for each of the five years ended December 31, 2008. The historical financial data were derived from our audited consolidated financial statements and the notes thereto (except the ratio of earnings to fixed charges data), for which the December 31, 2008, 2007 and 2006 audited consolidated financial statements are included herein. As more fully described in note 4 of this table, the Company went through a business combination on March 15, 2004. Accordingly, the following selected financial data for 2004 is presented for both the predecessor and successor companies.

	Successor Company					Predecessor Company

	Years Ended
					Period from March 15 to December 31, 2004	Period from January 1 to March 14, 2004
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
	(Dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales	$123,653	$116,273	$108,005	$117,594	$78,120	$20,247
Gross profit	40,508	33,906	34,811	47,232	18,016	8,376
Selling, general and administrative expenses	14,490	14,725	14,226	14,660	9,520	3,635
Amortization of intangible assets(1)	14,956	14,941	14,343	13,840	10,984	—
Restructuring, business development, start-up and transition costs(2)	2,131	2,012	2,688	208	738	100
Impairment charge on long-lived assets(3)	—	—	—	357	—	—
Transaction and reorganization expenses(4)	—	—	—	—	25	5,381
Loss on early extinguishment of debt(5)	—	755	—	—	—	9,217
Goodwill impairment charge(6)	156,036	—	—	—	—	—
Operating income (loss)	(147,105)	1,473	3,554	18,167	(3,251)	(9,957)
Interest expense, net	23,023	24,921	20,525	18,631	13,491	2,498
Income tax (benefit) expense(7)	84	9,991	(6,279)	33	(6,350)	(2,845)
Net income (loss)	(170,395)	(33,471)	(10,767)	(466)	(10,464)	(9,608)
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital(8)	$(237,091)	$31,630	$26,281	$27,403	$25,324	$14,551
Total assets	198,877	359,850	353,699	349,836	360,825	178,057
Current portion of long-term debt(9)	271,733	987	1,257	245	545	—
Long-term debt, net of current portion	—	259,733	239,149	220,480	232,180	106,030
Total stockholder's equity (deficit)	(115,291)	58,001	90,282	99,764	101,330	39,064
OTHER FINANCIAL DATA:
Cash provided by (used in) operating activities	$(1,259)	$(9,939)	$941	$15,936	$6,702	$2,982
Cash used in investing activities	(3,087)	(12,780)	(20,464)	(2,031)	(1,182)	(330)
Cash provided by (used in) financing activities	14,343	24,386	17,845	(12,509)	(5,019)	(8,205)
Depreciation	3,240	3,028	2,616	2,725	2,420	671
Capital expenditures(10)	3,087	3,170	4,888	2,612	1,232	330
Ratio of earnings to fixed charges(11)	—	—	—	—	—	—

(1)
As of January 1, 2002 the Company adopted the provisions of SFAS No. 141, Business Combinations. This statement requires the identification and valuation of intangible assets acquired in a business combination. Identifiable intangible assets determined to have definitive lives must be amortized over those expected useful lives. Certain intangible assets with definitive lives were identified, and the amortization expense during the period from

  March 15, 2004 through December 31, 2008 relates to the amortization of these intangibles. See Note 4 to the financial statements included elsewhere in this annual report for further discussion.

(2)
Reflects various start-up business expenses related to the opening of the Company's composite manufacturing operation in China, and the related down-sizing costs incurred at the Company's California facility. Also reflects costs associated with the start-up of the Company's steel shaft manufacturing operation in China and costs associated with the acquisition of assets from a former competitor in the steel golf shaft industry, Royal Precision. These costs include acquisition-related fees and expenses, as well as transportation and integration expenses associated with the transfer of production equipment and inventory to True Temper facilities. In 2008 costs also reflect approximately $1,121 for severance and related costs associated with restructuring the Company's U.S. operations in response to the transition of steel shaft manufacturing into China, and the volume decline from the current global recessionary forces. For a more complete discussion of restructuring, business development and start-up costs see Note 2(k) to the financial statements included elsewhere in this annual report.

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

The Gilbert Global Acquisition was accounted for by TTC using the purchase method of accounting. As the Company is a wholly owned subsidiary of TTC, the Company has "pushed down" the effect of the purchase method of accounting to its financial statements. The Company's consolidated financial results present the historical cost basis results of the Company as "predecessor company" through March 14, 2004, and results of the Company as "successor company" after that date. Accordingly, certain elements of the successor company presentation are not comparable to the predecessor company presentation due to the different basis of accounting.

(5)
On January 22, 2007, the Company executed an amendment to its 2006 Restated Credit Facility and executed a Second Lien Credit Agreement including term loans of $45,000, with approximately $25,000 of the proceeds being used to pay down the debt under the 2006 Restated Credit Facility. In connection with this refinancing, the Company recognized a loss on early extinguishment of a portion of the debt under the 2006 Restated Credit Facility.

(6)
In the fourth quarter of 2008, in conjunction with the annual goodwill impairment review, the Company recorded a $156.0 million impairment charge to impair all of its goodwill.

(7)
During 2007, the Company established a valuation allowance against its deferred tax assets in excess of its deferred tax liabilities which amortize or reverse over similar periods. For a more complete discussion of the valuation allowance provided against the Company's deferred tax assets, see Note 9 to the financial statements included elsewhere in this annual report.

(8)
Working capital includes current assets less current liabilities, excluding cash and cash equivalents. As more fully described in Note 8 to the financial statements included elsewhere in this annual report, the Company is in default under its various debt agreements. Accordingly, at December 31, 2008, all of the Company's debt has been classified as current. Excluding debt from the calculation, working capital at December 31, 2008 would have been $34,642.

(9)
As more fully described in Note 8 to the financial statements included elsewhere in this annual report, the Company is in default under its various debt agreements. Accordingly, at December 31, 2008, all of the Company's debt has been classified as current.

(10)
Capital expenditures in 2008 include approximately $822 associated with the capacity expansion of the Company's new steel golf shaft manufacturing facility in Suzhou, China. Capital expenditures in 2006 include $2,400 of steel golf manufacturing equipment from Royal Precision.

(11)
Earnings in 2008, 2007, 2006, 2005, and 2004 were insufficient to cover fixed charges. The amount of the ratio of earnings to fixed charges deficiency for the years ended December 31, 2008, 2007, 2006, and 2005 was $170,311, $23,480, $17,046, and $433, respectively. The amount of the ratio of earnings to fixed charges deficiency for the period from March 15 to December 31, 2004 was $16,814 and for the period from January 1 to March 14, 2004 was $12,453.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE MORE DETAILED INFORMATION IN THE AUDITED FINANCIAL STATEMENTS, INCLUDING THE RELATED NOTES, APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

Company Overview

        True Temper Sports, Inc. (the "Company") is a wholly owned subsidiary of True Temper Corporation ("TTC") and a leading designer, manufacturer and marketer of both steel and composite graphite golf shafts for original equipment manufacturers and distributors in the golf equipment industry. In addition, the Company produces and sells a variety of performance sports products that offer high strength and tight tolerance components produced with steel alloys and composite carbon fiber graphite materials for the bicycle, hockey and other recreational sports markets. In 2008, golf shaft net sales represented 86% of total net sales, and performance sports net sales represented 14%.

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

Year in Review—2008

        The past year can be divided, into two separate periods. The first half of the year was marked by significant revenue growth and business expansion for True Temper. Net sales for the first and second quarters hit new record levels, and even during the early part of the global economic crisis that began in August, the Company still managed to hold revenue flat during the third quarter compared to the prior year. By the end of September, sales for the trailing 12 month period had reached a new record high of over $127 million, and year-to-date sales were up nearly 13% from the first nine months of 2007.

        Profitability was also on the rise, as the Company's pricing and cost control initiatives began to impact the bottom line. Gross profit through September was up over 35% compared to the first nine months of 2007; nearly tripling the sales increase percentage over the same period. In addition to a global price increase enacted in late 2007, the Company also improved operational efficiency in its manufacturing plants, saw a significant decrease in medical costs by implementing a new fully insured benefit plan, and reaped the benefit of lower global commodity prices. In addition, furthering the Company's global manufacturing strategy, it doubled the capacity of its new steel golf shaft manufacturing facility in China, providing both cost reductions and improved service levels for its global customer base.

        The Company's business diversification strategy also progressed significantly during 2008, as net sales from its performance sports business increased over 30% compared to 2007. Continued expansion and market share gains in the hockey industry drove a large part of the growth, but the Company also invested in design and manufacturing technology in order to expand into new sporting goods categories such as lacrosse and baseball/softball bats in the future.

        The global economic downturn worsened during the fourth quarter, and True Temper was not immune to its effects. Net sales for the fourth quarter were down 12.3% from the fourth quarter of 2007; however, through aggressive cost control and restructuring efforts the impact to gross profit was somewhat mitigated. During the fourth quarter the Company also delivered the lowest quarterly selling, general, and administrative expenses ("SG&A") in over 10 years, resulting in operating profit during the fourth quarter that declined only 12.0% from the fourth quarter of 2007 (excluding restructuring costs, non-cash amortization of intangible assets, the loss on early extinguishment of long-term debt, and impairment of goodwill).

        Despite the overall economic headwinds, the Company's actual operating results for full year 2008 showed improvement. Net sales increased 6.3% to a new annual record, gross profit increased 19.5%, and operating profit was up over six times compared to 2007.

Outlook—2009

        The visibility into future demand for discretionary consumer goods, and the general retail outlook for the golf market, has never been more uncertain in the short term. It is unclear as to what the year ahead will bring in terms of market demand and overall consumer behavior. Accordingly, True Temper has taken aggressive steps to address its cost structure to ensure that underlying business operations are as favorable as possible, and to attempt to maximize cash flow during this challenging time. The Company has redoubled its sales and marketing efforts to make certain that no share loss occurs in its core businesses; and restructuring plans have been enacted to reduce headcount and fixed costs in its manufacturing facilities by $8.0 million and at least $2.0 million in its SG&A.

        In addition, given the current economic backdrop and its impact on revenue going forward, it is clear that the Company must address its capital structure in order to reduce current cash interest expense and provide a firm foundation to weather the effects of this global recession. The Company's focus will be working with its various lenders to ensure that the appropriate debt and equity structure is put in place, and the long-term viability of the Company is solidified. As discussed in more detail under Liquidity and Capital Resources, the Company is currently in default under its various credit agreements and has retained an investment banking firm to assist it in exploring alternatives to enhance the Company's capital structure.

Results of Operations

        The following table sets forth the components of net loss as a percentage of net sales for the periods indicated:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.2	70.8	67.8

Gross profit	32.8	29.2	32.2
Selling, general and administrative expenses	11.7	12.7	13.2
Amortization of intangible assets	12.1	12.8	13.3
Restructuring, business development, start-up and transition costs	1.7	1.7	2.5
Loss on early extinguishment of debt	—	0.6	—
Goodwill impairment charge	126.2	—	—

Operating (loss) income	(119.0)	1.3	3.3
Interest expense, net	18.6	21.4	19.0
Other expenses, net	0.1	—	0.1

Loss before income taxes	(137.7)	(20.2)	(15.8)
Income tax expense (benefit)	0.1	8.6	(5.8)

Net loss	(137.8)%	(28.8)%	(10.0)%

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

        Net Sales for 2008 increased approximately $7.4 million, or 6.3%, to $123.7 million from $116.3 million in 2007. Golf shaft sales increased approximately $3.1 million, or 3.0%, to $106.0 million compared to the $102.9 million realized in 2007. This improvement related in part to an increase in the unit volume of premium steel golf shaft sales coinciding with the late 2007 and 2008 new product launches in irons and putters from a number of the Company's key original equipment manufacturer partners. In addition, the Company's golf shaft price increase implemented in the fourth quarter of 2007 also served to increase net sales in 2008.

        Performance sports sales increased approximately $4.3 million, or 32.0%, to $17.7 million from $13.4 million in 2007, as the Company continued its diversification strategy in this segment of its business. During 2008 the primary driver of the sales improvement related to increased unit volume of hockey sticks associated with new products launched in late 2007 and in 2008. The Company continues to gain market share and execute on its performance sports growth strategy by developing new customer relationships and products in a variety of diversified sports categories.

        Net sales to international customers increased approximately $8.8 million, or 21.3%, to $50.0 million in 2008 from $41.2 million in 2007. This increase related primarily to revenue growth in the Japanese golf market, which is a targeted international growth region for the Company, and the routine shifting of product assembly into China by the major golf original equipment manufacturers. The Company also experienced favorable foreign currency translation gains between the U.S. Dollar, Japanese Yen and British Pound.

        Gross Profit for 2008 increased $6.6 million, or 19.5%, to $40.5 million from $33.9 million in 2007. Gross profit as a percentage of net sales increased to 32.8% in 2008 from 29.2% in 2007. The increase in gross profit as a percentage of net sales was driven by several factors, including (i) the mix of golf products sold being more heavily weighted toward premium steel golf shafts which have higher margins, (ii) a significant modification to the Company's medical plan to reduce costs, (iii) programs designed to improve the operational efficiency of the Company's production facilities, (iv) a global price increase effective October 1, 2007, (v) lower costs for nickel offset somewhat by increased utility and natural gas costs, and (vi) fixed costs being spread over increased unit volumes in both the golf and performance sports segments.

        Selling, General and Administrative Expenses for 2008 decreased approximately $0.2 million, or 1.6%, to $14.5 million from $14.7 million in 2007. SG&A as a percentage of net sales decreased to 11.7% from 12.7% in 2007. The decrease in SG&A spending was associated primarily with aggressive cost reduction programs enacted in direct response to the weakening global economy and golf market. These restructuring programs impacted nearly every area within SG&A, and were designed to eliminate approximately $2.5 million in annual costs, or between 15% to 20% of total SG&A. These programs were implemented, in large part, during the fourth quarter of 2008, and their impact on full year results was also somewhat offset by an increase in the Company's provision for doubtful accounts during the second quarter of 2008, and an increase in legal expenses related to the successful termination of certain consent decrees that had been in place for approximately 50 years.

        Amortization of Intangible Assets was relatively stable at approximately $15.0 million during both 2008 and 2007. Intangible assets were acquired in connection with (i) the Gilbert Global Acquisition in 2004, (ii) the acquisition of certain assets from Royal Precision in 2006, and (iii) the acquisition of CN Precision in 2007. Intangible assets with definitive lives are being amortized using the straight-line method over periods from 2 to 59 years.

        Restructuring, Business Development, Start-Up and Transition Costs was relatively stable at approximately $2.0 million during both 2008 and 2007. However, the composition of these costs changed somewhat between 2007 and 2008. The majority of costs incurred during 2007, and approximately $1.0 million of the 2008 costs, relate primarily to expenses associated with the acquisition and ramp-up of CN Precision, a steel golf shaft manufacturing facility located in Suzhou, China. These costs include certain start-up related costs to commission this new facility and the related production equipment. The Company expects to continue to ramp-up production of steel golf shafts in this new facility during 2009 and 2010. See Note 3 to the consolidated financial statements included elsewhere in this annual report for a further discussion of this acquisition. The remaining $1.0 million of expense in 2008 relates to cost reduction and restructuring efforts enacted in direct response to the weakening global economy and golf market. These costs include severance payments for terminated employees, medical and other benefit continuation during severance periods, and outplacement assistance for terminated senior level management employees.

        Loss On Early Extinguishment of Long-Term Debt for 2007 totaled $0.8 million. As a result of paying down $24.7 million of the borrowings under the 2006 Restated Credit Facility, the Company recognized a loss on early extinguishment of long-term debt, comprised of the write-off of certain deferred financing costs related to the 2006 Restated Credit Facility and third party costs incurred in conjunction with the Second Amendment to the same facility. No such loss on early extinguishment of long-term debt was recognized in 2008.

        Goodwill Impairment Charge for 2008 represents a $156.0 million impairment charge in the fourth quarter of 2008 to impair all recorded goodwill in conjunction with the annual goodwill impairment review. The original goodwill balance was associated, primarily, with the 2004 Gilbert Global Acquisition. No goodwill impairment charges were recorded in 2007.

        Operating (Loss) Income for 2008 decreased approximately $148.6 million, to an operating loss of $147.1 million from operating income of $1.5 million in 2007. This decrease reflects the impact from gross profit, SG&A, restructuring, business development, start-up and transition costs, loss on early extinguishment of long-term debt, and impairment of goodwill, described above.

        Interest Expense, Net for 2008 decreased approximately $1.9 million, or 7.6%, to $23.0 million from $24.9 million in 2007. This decrease was due primarily to a decrease in interest rates on the Company's variable rate debt, as overall interest rates experienced a decline during 2008. As a result of the interest rate swaps executed in the second quarter of 2008, the Company has fixed the LIBOR borrowing base rate on $100.0 million of its variable rate debt at approximately 3.20% for a period of approximately 24 months. This decline in the Company's variable interest rate was partially offset by an increase in the outstanding principal balance of variable rate debt due to the issuance of the $45.0 million Second Lien credit facility during the first quarter of 2007, and an increase in the weighted average interest rate for the Company's variable rate debt resulting from the higher LIBOR margin adder on the Second Lien credit facility.

        Income Tax Expense decreased in 2008 to income tax expense of approximately $0.1 million, compared to income tax expense of $10.0 million in 2007. This decrease in income tax expense was due primarily to the deferred tax asset valuation allowance established in the third quarter of 2007. The effective tax rate during these periods differs from a federal statutory rate of 34% due primarily to the incremental tax rate for state and foreign income tax purposes and the provision of the valuation allowance referred to above.

        Net Loss for 2008 was $170.4 million as compared to a net loss of $33.5 million in the 2007. This change reflects the impact from gross profit, SG&A, restructuring, business development, start-up and transition costs, loss on early extinguishment of long-term debt, impairment of goodwill, interest expense, and income tax benefit described above.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

        Net Sales for 2007 increased approximately $8.3 million, or 7.7%, to $116.3 million from $108.0 million in 2006. Golf shaft sales increased approximately $3.8 million, or 3.8%, to $102.9 million compared to the $99.1 million realized in 2006. This improvement related primarily to an increase in premium steel golf shaft sales resulting from the 2006 acquisition of certain assets from Royal Precision, including brands, patents and trademarks; and was offset by a small decrease in graphite golf shaft sales related primarily to a decline in the unit sales of stock original equipment manufacturer graphite shafts associated with the timing of certain original equipment manufacturer iron launches using the Company's proprietary graphite iron shafts. This decline in graphite golf shaft sales was heavily weighted toward the first half of 2007, and during the second half of 2007, graphite golf shaft sales improved by a double digit percentage compared to the second half of 2006, as the Company was selected to be the stock graphite shaft supplier for a number of new original equipment manufacturer product launches.

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

        Net sales to international customers increased approximately $2.9 million, or 7.6%, to $41.2 million in 2007 from $38.3 million in 2006. This increase relates primarily to revenue growth in the Japanese golf market, which is a targeted growth region for the Company, as well as the routine shifting of product assembly into China by the major golf original equipment manufacturers.

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

        Restructuring, Business Development, Start-Up and Transition Costs for 2007 decreased to $2.0 million from $2.7 million in 2006. The costs incurred during 2006 relate primarily to the acquisition of certain assets from a former competitor in the steel golf shaft industry, Royal Precision. These costs include acquisition related fees and expenses, as well as transportation and integration expenses associated with the transfer of production equipment and inventory to True Temper facilities. The costs incurred during 2007 relate primarily to expenses associated with the acquisition of CN Precision, a steel golf shaft manufacturing facility located in Suzhou, China. These costs include certain start-up related costs to begin the commissioning of this new facility and the related production equipment. The Company expects to ramp-up production of steel golf shafts in this new facility during 2008. See Note 3 to the consolidated financial statements included elsewhere in this annual report for a further discussion of this acquisition.

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

Liquidity and Capital Resources

        The following table shows cash flow activity by source. Discussion of cash flow activity is noted below.

	2008	2007
Net cash used in operating activities	$(1,259)	$(9,939)
Net cash used in investing activities	$(3,087)	$(12,780)
Net cash provided by financing activities	$14,343	$24,386

General

        On March 15, 2004, as part of the Gilbert Global Acquisition, the Company entered into a new senior credit facility (the "2004 Senior Credit Facility") which included a $20.0 million non-amortizing revolving credit facility and a $110.0 million Term B loan (as amended from time to time). The term loan required cash interest payments and quarterly principal payments beginning June 30, 2004 and continuing through March 15, 2011.

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

        The 2006 Restated Credit Facility, the Second Lien, and the 8 3/8% Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit the Company's ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. Furthermore, the 2006 Restated Credit Facility and the Second Lien require certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of the Company's excess cash flows as defined within each credit agreement. The 2006 Restated Credit Facility and the Second Lien also require the Company to maintain certain specified financial ratios and tests including minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. As of December 31, 2008, the Company was not in compliance with the maximum leverage ratio.

        During the third quarter of 2008 and the third quarter of 2007, TTS Holdings LLC made capital investments in the Company's parent, True Temper Corporation, totaling $4.5 million and $6.7 million, respectively. These funds were then contributed by True Temper Corporation to the Company in order to maintain compliance with the third quarter 2008 and the second and third quarter 2007 financial covenants in the Company's 2006 Restated Credit Facility and the Second Lien Credit Agreement.

        Due to the current global economic and retail market conditions, and the resulting impact on the overall golf industry, the Company was in noncompliance of certain financial covenants under its 2006 Restated Credit Facility and Second Lien Credit Agreement as of December 31, 2008; and as of March 16, 2009 the Company was in default on these credit agreements and its 8 3/8% Notes (as more fully described below). The Company has negotiated the terms of a 90 day forbearance with all of the lenders in the Company's revolving credit facility, and a majority of the lenders in the Company's 2006 Restated Credit Facility. Under the terms of the forbearance, the lenders in the Company's revolving credit facility and 2006 Restated Credit Facility have agreed not to exercise their rights as a result of this default through June 16, 2009, provided the Company adheres to the requirements of the forbearance terms. Upon expiration of the forbearance period, the forbearance shall be immediately and automatically terminated and be of no further force or effect. The Company's non-compliance with the aforementioned covenants, decreasing revenues resulting from the current global economic downturn, and substantial annual cash interest payment requirements raise substantial doubt about its ability to continue as a going concern under its existing capital structure.

        On March 16, 2009, the Company did not make the principal payment then due on its revolving credit loans, in an aggregate amount equal to $20.0 million (including $17.0 million in borrowings and $3.0 million in outstanding letters of credit), due to the lenders under the 2006 Restated Credit Facility. The Company's failure to make the scheduled principal payment on the revolving credit loans is an Event of Default under the 2006 Restated Credit Facility, which entitles the lenders to immediately accelerate the repayment of all other amounts borrowed under the 2006 Restated Credit Facility together with accrued and unpaid interest thereon.

        Also on March 16, 2009, the Company did not pay interest then due to the holders of its 8 3/8% Notes. The failure to pay interest, if continued for 30 days, will constitute an Event of Default under the Indenture, which will give the holders of the 8 3/8% Notes the right to accelerate the payment of the principal together with accrued and unpaid interest thereon. The non-payment of principal then due under the 2006 Restated Credit Facility described above also constitutes an Event of Default under the Indenture, giving the holders of the 8 3/8% Notes the right to immediately accelerate the repayment of the principal of the 8 3/8% Notes together with accrued and unpaid interest thereon.

        The non-payment of interest under the Indenture, if continued for 30 days, will constitute an Event of Default under the Second Lien, giving the lenders the right to accelerate the repayment of amounts borrowed under the Second Lien together with accrued and unpaid interest thereon. The non-payment of principal under the 2006 Restated Credit Facility, if continued for 90 days after notice or if the maturity of principal of the 2006 Restated Credit Facility is accelerated, will constitute an Event of Default under the Second Lien, giving the lenders the right to accelerate the repayment of amounts borrowed under the Second Lien together with accrued and unpaid interest thereon. Substantially all of the Company's assets are pledged as collateral under the 2006 Restated Credit Facility and the Second Lien.

        Due to the events of default described above, all of the Company's debt has been classified as a current liability on its 2008 consolidated balance sheet.

        The Company has retained the investment banking firm Lazard Middle Market to assist it in exploring alternatives to enhance the Company's capital structure. The Company is currently in ongoing discussions with lenders under its most senior credit facility, the 2006 Restated Credit Facility, to, among other things, extend the maturity of the facility. The results of these discussions could result in a significant restructuring or refinancing of the Company's debt. In addition to addressing the Company's capital structure, management has also enacted restructuring plans to address operating costs by reducing headcount by 45% in its U.S. facilities and 35% on a global basis, significantly reducing fixed costs at the Company's manufacturing facilities, renegotiating lease terms and rental rates for certain of the Company's facilities, and decreasing discretionary spending on items such as travel, entertainment, advertising and promotion.

        There can be no guarantee that any restructuring or refinancing plan will be successfully implemented. Failure to successfully implement a restructuring or refinancing plan or otherwise address compliance issues under the 2006 Restated Credit Facility, the Second Lien, or the 8 3/8% Notes within the time frame permitted may have a material adverse effect on the Company's business, results of operations, and financial position, and may materially impact the Company's ability to continue as a going concern.

        None of the lenders under the 2006 Restated Credit Facility or the Second Lien, nor any holders of 8 3/8% Notes have accelerated the payment of principal or interest under any of the applicable agreements as of the time of filing of this Annual Report on Form 10-K.

Discussion of Cash Flows for Year Ended December 31, 2008

Cash Flows from Operating Activities

        Net cash used in operations in 2008 improved by approximately $8.6 million, to a use of cash totaling $1.3 million as compared to net cash used in operations of $9.9 million in 2007.

        The use of cash from operating activities of $1.3 million during 2008 was primarily the result of $6.0 million in cash generated from sales activities, offset by a use of cash in working capital of $7.2 million. The use of cash for working capital purposes related primarily to (1) a decrease in accruals for pension costs of $1.9 million related to the timing of required cash deposits into the pension plan; (2) a decrease in trade accounts payable of $2.4 million related primarily to the general decline in the golf industry; and (3) an increase in inventories of $3.4 million, which relates to (i) an increase in the inventory build programs with our key global golf original equipment manufacturers; (ii) an increase in the carrying level of finished goods associated with a more rapid business expansion outside the United States, and the corresponding global inventory requirements; and (iii) the commissioning and expansion of the Company's new manufacturing facility in Suzhou, China providing dual steel golf shaft manufacturing capability.

Cash Flows from Investing Activities

        Cash flows from investing activities were a use of cash totaling $3.1 million during 2008. The use of cash in investing activities during 2008 related primarily to routine capital expenditures for machinery and equipment, along with approximately $1.0 million in new equipment purchases required to increase the Company's production in its China steel golf shaft manufacturing plant, which came on-line in 2008.

Cash Flows from Financing Activities

        Cash flows from financing activities were a source of cash totaling $14.3 million during 2008.

        During the third quarter of 2008, TTC, the Company's parent, made equity investments in True Temper Sports, Inc. totaling $4.5 million. The equity investments were from the proceeds of Series A Senior Preferred Shares ("Senior Preferred Shares") issued by the Company's parent. While the Senior Preferred Shares contain customary mandatory redemption features that are binding on the Company's parent, the Company has no legal obligation to redeem the Senior Preferred Shares in the future, nor has the Company guaranteed or pledged its assets in regard to them. TTC is a holding company whose primary operations are through its investment in the Company.

        During the fourth quarter of 2008, the Company borrowed $12.0 million in available funds under the revolving credit facility of its 2006 Restated Credit Facility. Combined with the $4.5 million equity investment described above, these two items accounted for the majority of the cash flows from financing activities during 2008.

Discussion of Cash Flows for Years Ended December 31, 2007 and 2006

Cash Flows from Operating Activities

        Cash flows from operating activities were a use of cash totaling $9.9 million during 2007, and a source of cash totaling $0.9 million during 2006.

        The use of cash in operating activities of $9.9 million in 2007 was primarily the result of $3.4 million in cash used by normal operations as well as a use of cash to invest in working capital of $6.6 million. The use of cash in normal operations was driven primarily by cash interest expense of $22.4 million during 2007. The change in working capital consisted primarily of (1) an increase in accounts receivable of $4.4 million, which was an expected increase related to the higher net sales in the fourth quarter of 2007 compared to the fourth quarter of 2006, and (2) an increase in inventories of $5.2 million, which relates to several factors, including (i) an increase in the cost of nickel, a raw material used in the manufacture of steel golf shafts, (ii) an increase in the number of inventory build programs with key global golf original equipment manufacturers, and (iii) an increase in the Company's finished goods levels in anticipation of continued revenue gains in future periods.

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

        In addition, as described above, during the third quarter of 2007, TTC made equity investments in True Temper Sports, Inc. totaling $6.7 million. The equity investments were from the proceeds of Senior Preferred Shares issued by the Company's parent. While the Senior Preferred Shares contain customary redemption features that are binding on the Company's parent, the Company has no legal obligation to redeem the Senior Preferred Shares in the future, nor has the Company guaranteed or pledged its assets in regard to them.

Existing Contractual Cash Obligations

        The following table reflects the Company's contractual cash obligations for principal and interest payments on long-term debt, operating leases and purchase commitments as of December 31, 2008 (dollars in millions). Amounts reflected as Long-Term Debt are based on the original, contractual payment dates under the Company's various debt agreements. As described more fully in Note 8 to the financial statements included elsewhere in this annual report, due to non-compliance with various covenants in the 2006 Restated Credit Facility and Second Lien, and the failure to make required principal and interest payments under the 2006 Restated Credit Facility and the 8 3/8% Notes, respectively, the lenders in each of these debt agreements have the right to accelerate the contractual repayment of amounts borrowed into calendar 2009. As a result, the Company's debt has been classified as current on its 2008 consolidated balance sheet.

	Total	2009	2010 through 2011	2012 through 2013	Thereafter
Long-Term Debt(1 and 2)	$327.5	$41.3	$286.2	$—	$—
Operating Leases	4.8	1.2	2.3	1.3	—
Purchase Commitments(3)	1.9	1.9	—	—	—

Total(4)	$334.2	$44.4	$288.5	$1.3	$—

(1)
The Company's long-term debt agreements contain customary change of control provisions that could, under certain circumstances, cause accelerated debt repayment.

(2)
The anticipated interest payments on all variable rate debt included in the table above were calculated by using a LIBOR rate of 2.63%, which includes the impact of the interest rate swaps on $100.0 million, with a 5.25% default rate margin adder on the 2006 Restated Credit Facility debt and a default rate margin adder of 7.50% on the Second Lien debt. The anticipated interest payments on the 8 3/8% Notes are based on the default rate of 9 3/8%.

(3)
Amount represents the purchase commitments for nickel and natural gas used in the manufacture of steel golf shafts at the Amory, Mississippi facility. As of December 31, 2008, the Company had approximately $0.7 million in nickel purchase contracts and approximately $1.2 million in natural gas purchase contracts, all for calendar 2009.

(4)
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

        As illustrated above, the Company has considerable, contractual obligations related to principal and interest payments on its debt obligations. Given the current global economic downturn, and its impact on the golf industry and True Temper specifically, it is unlikely that the Company can meet the current obligations under all of its debt instruments. As more fully described elsewhere in this annual report, and in Note 8 to the consolidated financial statements included herein, the Company is engaged in a review of its capital structure. The Company expects that ongoing discussions with its financial advisors and lenders will result in a plan that the Company can use to meet its future principal and interest obligations, under a modified capital structure.

        In addition to the debt service obligations for principal and interest payments, the Company's liquidity needs largely relate to working capital requirements and capital expenditures for machinery and equipment. The Company intends to fund its current and long-term working capital and capital expenditure requirements through cash flow generated from operations.

        The Company also has a management services agreement with an affiliate of Gilbert Global, which requires the payment of an annual management services fee of $0.5 million, as well as a transaction based advisory fee associated with any significant merger, acquisition or financing transaction entered into by the Company. A fee of $0.6 million was paid associated with the 2007 CN Precision acquisition and related financing activities and a fee of $0.8 million was paid associated with the 2006 acquisition of certain assets from Royal Precision and the related financing activities, both as more fully explained in Notes 3 and 8 to the consolidated financial statements located elsewhere in this annual report. Fees associated with the management services agreement may be prohibited if the Company is in default on any of its debt instruments.

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

Seasonality

        In general, the component supplier sales to golf equipment companies and distributors are seasonal, and tend to precede the warm weather golf season. However, there are exceptions, especially for those suppliers that sell to the high volume opening price point golf club manufacturers who sell their products through mass channel retail stores and generate strong volumes during the holiday gift-giving season in the fourth quarter. Our business does experience some seasonal fluctuations, based on a five year average from 2004 through 2008, approximately 57% of our net sales are generated in the first half of the year, and the remaining 43% of our net sales are generated in the second half.

Inflation

        With the exception of natural gas, steel, nickel, carbon fiber composite graphite material, and medical costs, the Company's historical financial results have not been significantly impacted by inflationary pressures. The key cost elements outlined above have impacted financial results, or are expected to impact future results, and are described in more detail below.

        The Company uses natural gas as an energy source in its steel product manufacturing plant in Amory, Mississippi. During 2006 and 2007, overall natural gas prices were relatively stable. During 2008, the Company experienced relatively high inflation in the cost for natural gas. Based upon current market conditions and existing purchase contracts for natural gas, the Company expects overall natural gas costs to be lower during 2009. The Company believes its natural gas price inflation has been and will continue to be consistent with that experienced by others using this same energy source.

        During 2006 and 2007, the Company experienced routine annual price increases for steel. During 2008 the overall market for steel saw considerable price inflation, and the Company's costs for steel increased accordingly. In late 2008 and early 2009 the overall market for steel declined from the high reached in mid-2008. Based upon current market conditions and steel contracts for 2009, the Company expects overall steel costs for 2009 to be higher than 2008, but not materially.

        During 2006 and 2007, the Company experienced an increase in costs for nickel, which is used in the manufacture of steel golf shafts. In 2008 the nickel market declined, and the Company regained a portion of the cost increase experienced in the two preceding years. Based upon current market conditions and nickel contracts for 2009, the Company expects overall nickel costs for 2009 to be lower again, in approximately the same magnitude as the 2008 decline. The Company believes its nickel price inflation has been and will continue to be consistent with that experienced by others using this same raw material.

        During 2006, the Company experienced a significant increase in costs for carbon fiber prepreg material which is used in the manufacture of graphite golf shafts, hockey sticks and bicycle components. During 2007, the Company experienced relatively stable costs for carbon fiber prepreg material, and in 2008 prices dropped slightly for this material. Based upon current market conditions and purchase price agreements for 2009, the Company expects overall carbon fiber prepreg costs to be down slightly during 2009. The Company believes its carbon fiber prepreg price inflation has been and will continue to be consistent with that experienced by others using this same raw material.

        During 2006 and 2007, the Company experienced significant increases in the cost of medical benefits provided to employees in the United States. In October 2007, the Company implemented a new fully insured, more affordable medical plan, and as a result the overall costs for 2008 declined. Based upon current market conditions and projected medical inflation trends, as well as the Company's guaranteed medical premiums that run through September 2009, the Company expects overall medical costs to be lower in 2009 than experienced in 2008. The Company believes its medical cost inflation has been and will continue to be consistent with that experienced by other U.S. based companies providing employer sponsored medical benefits to their employees.

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

        Pension and Other Postretirement Obligations.    Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, expected return on plan assets, rates of salary increase, health care cost trend rates, mortality rates, retirement rates, and other factors. These assumptions are updated on an annual basis, and where appropriate, the Company consults with its actuaries to provide input and guidance for certain estimates and assumptions. The Company considers current market conditions, including interest rates, in making these assumptions. The Company develops the discount rates by considering the yields available on high-quality fixed income investments with maturities corresponding to the related benefit obligation. The Company's discount rate for both its defined benefit pension plan and its unfunded post-retirement health plan was 6.25% and 6.45% at December 31, 2008 and 2007, respectively. As discussed further in Note 10 to the consolidated financial statements, located elsewhere in this annual report, the Company develops the expected return on pension plan assets by considering various factors, which include its targeted asset allocation percentages, historic returns, and expected future returns. The Company's expected long-term rate of return assumption for assets in its defined benefit plan was 8.00% for both 2008 and 2007. The Company estimated its long-term healthcare cost trend rate to be 8.0% for 2008, decreasing by 0.5% per year to 5.0% by 2014 and remaining at that level thereafter.

        The Company believes that the assumptions used are appropriate; however, differences in actual experience or changes in the assumptions may materially affect the Company's financial position or results of operations. In accordance with GAAP, actual results that differ from the actuarial assumptions are accumulated and, if in excess of a specified corridor, amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. Also, gains and losses resulting from changes in assumptions are amortized over the expected remaining service period of active plan participants or, for retired participants, the average remaining life expectancy, to the extent that such amounts exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The Company expects that its pension and other postretirement benefit costs in 2009 will be relatively consistent with those recognized in 2008. In addition, the Company recorded a curtailment loss of $0.2 million due to the termination of a significant number of employees covered by the Company's pension plan in 2008.

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

        Impairment of Long-Lived Assets, Including Goodwill.    The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) and evaluates goodwill and other identifiable intangibles with indefinite lives for impairment under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). The Company employs a discounted cash flow model to evaluate goodwill for impairment on an annual basis, and periodically evaluates long-lived assets, including goodwill, for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors. The valuation of long-lived assets, including goodwill, requires the use of judgment in evaluating these indicators.

        Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

        In the fourth quarter of 2008, in conjunction with the annual goodwill impairment review, the Company recorded a $156.0 million impairment charge to impair all of its goodwill.

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

        Inventory Valuation.    Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete, or in excess of the Company's forecasted usage, to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of goods sold. If the future demand for the Company's products is less favorable than the Company's forecasts, then the value of the inventories may be required to be reduced, which could result in material additional expense to the Company.

        Valuation for Deferred Income Taxes.    The Company's consolidated financial statements include an estimate of income taxes assessed in each legal jurisdiction in which it operates. These income taxes include both a current amount, as well as a deferred portion which results from a variety of temporary book versus tax treatment differences, including tax-basis net operating loss carryforwards. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Once established, any deferred tax asset must be evaluated to determine whether it is more likely than not that the future tax benefits will be realized, including the likelihood that the Company will generate sufficient future taxable income to utilize the full amount. When facts and circumstances warrant, as they did during the third quarter of 2007, the Company will establish, increase or reduce valuation allowances associated with deferred tax assets in order to reflect which assets meet the more likely than not realizability test. The valuation allowance is more fully described in Note 9 to the consolidated financial statements.

Impact of Recently Issued Accounting Standards

        Information regarding recent accounting pronouncements is contained in Note 2 to the consolidated financial statements, which is incorporated herein by this reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

        The table below provides information about our debt obligations as of December 31, 2008 that are sensitive to changes in interest rates. The table presents cash flows and related weighted average interest rates at December 31, 2008 by expected maturity dates (dollars in millions). Expected maturity dates are based on the original, contractual payment dates under the Company's various debt agreements. As described more fully in Note 8 to the financial statements included elsewhere in this annual report, due to non-compliance with various covenants in the 2006 Restated Credit Facility and Second Lien, and the failure to make required principal and interest payments under the 2006 Restated

Credit Facility and the 8 3/8% Notes, respectively, the lenders in each of these debt agreements have the right to accelerate the contractual repayment of amounts borrowed into calendar 2009. As a result, the Company's debt has been classified as current on its 2008 consolidated balance sheet.

	Expected Maturity Date
						There- after
LONG TERM DEBT	2009	2010	2011	2012	2013		Total
Fixed Rate 8 3/8% Senior Subordinated Notes	$—	$—	$125.0	$—	$—	$—	$125.0
Average Interest Rate(a)							8.38%
2006 Restated Credit Facility	18.0	71.1	12.6	—	—	—	$101.7
Average Interest Rate(b)(d)							5.49%
Second Lien	—	—	45.0	—	—	—	$45.0
Average Interest Rate(c)(d)							9.33%

(a)
Since the Company is in default under the 8 3/8% Notes, interest will be at the default rate of 9 3/8%.

(b)
Term loans under the 2006 Restated Credit Facility provide for interest at the Company's option at (1) the base rate of the bank acting as administrative agent plus 2.00% to 2.25%, or (2) under a LIBOR option with a borrowing rate of LIBOR plus 3.00% to 3.25%. Since the Company is in default under its various debt agreements, interest will be at the base rate plus the applicable base rate margin adder and a 2.00% default margin adder on its variable rate debt. Term loans include $17 million in revolving debt.

(c)
The Second Lien is variable rate debt, which provides for interest at the Company's option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 4.50%, or (2) under a LIBOR option with a borrowing rate of LIBOR plus 5.50%. Since the Company is in default under its various debt agreements, interest will be at the base rate plus the applicable base rate margin adder and a 2.00% default margin adder on its variable rate debt.

(d)
During the second quarter of 2008, the Company entered into interest rate swap agreements to fix the underlying LIBOR borrowing base rate on $100.0 million of its variable rate debt at approximately 3.20% for a period of approximately 24 months. The estimated fair value of the interest rate swap agreements as of December 31, 2008 was a liability of $2.2 million.

        As a result of recent market conditions and the events of default described above, there is limited or no observable market data available regarding the fair value of the Company's variable rate debt; thus determination of estimated fair value of such debt is not practicable. These fair value measurements are based primarily upon our own estimates and are often calculated based on the current economic and competitive environment, the characteristics of the instrument, credit, interest, and currency rate risks, and other such factors. Therefore, the results cannot be determined with precision, cannot be substantiated by comparison to quoted prices in active markets, and may not be realized in a current sale or immediate settlement of the liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts. Based on the Company's estimates, the fair value of the Company's variable rate debt is less than its carrying value at December 31, 2008. The estimated fair value of the Company's fixed rate debt is based upon interest rates available for the issuance of debt with similar terms and remaining maturities. As of December 31, 2008, the Company's Senior Subordinated Notes had an estimated fair value of $40.0 million.

Exchange Rate Sensitivity

        We use forward foreign exchange contracts ("Instruments" or "Derivative Instruments") in our management of foreign currency exchange rate exposures. We are exposed to exchange rate fluctuations in the British Pound and Japanese Yen due to sales in those currencies and to the Chinese Yuan due to operating costs for our facilities in China. Instruments used as hedges must be effective at reducing the risks associated with the underlying exposure and must be designated as a hedge at the inception of the contract. Accordingly, changes in the market value of the Instruments must have a high degree of inverse correlation with changes in the market value or cash flows of the underlying hedged item.

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

        The changes in the market value of Derivative Instruments hedging accounts receivable or cash denominated in foreign currency are recognized as a component of operating income during the period of the change, as they are marked to market on a monthly basis. The estimated fair value of the foreign currency hedges was a liability of $1.1 million at December 31, 2008.

        The following table summarizes the contractual notional amounts of True Temper's forward foreign exchange contracts as of December 31, 2008 (in U.S. dollars):

2008
Pound Sterling	$1,284
Yen	9,497

Total	$10,781

        Assuming a hypothetical 10% adverse change in all foreign currencies, with the resulting functional currency gains and losses translated into U.S. dollars at the spot rate, the loss in fair value of exchange contracts held on December 31, 2008, would be $2.4 million. Those losses would be offset, in part, by gains on the underlying receivables and cash being hedged. See Note 2(i) to our consolidated financial statements located elsewhere in this annual report for further discussion of foreign currencies.

Commodity Risk

        We have some exposure to risks associated with fluctuations in prices for commodities such as nickel and natural gas which are used to manufacture our products. Nickel is used in the plating of steel golf shafts, and natural gas is used as an energy source primarily in our steel manufacturing operations. In some cases we will purchase contracts to lock in prices for both nickel and natural gas to be delivered anywhere from one to twenty-four months from the date the contract is consummated. As of December 31, 2008, we held either under contract or have purchased approximately 40% of our expected 2009 usage of nickel, and 50% of our expected 2009 usage of natural gas. The notional amounts of the contracts to purchase nickel and natural gas at December 31, 2008 is not material.

Item 8.      Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors
True Temper Sports, Inc.:

        We have audited the accompanying consolidated balance sheets of True Temper Sports, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder's equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II—Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of True Temper Sports, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company was in noncompliance with certain financial covenants in its various credit agreements as of December 31, 2008 and is in payment default of certain principal and interest payments required under those credit agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ KPMG LLP
Memphis, Tennessee
March 31, 2009

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Years ended
	December 31, 2008	December 31, 2007	December 31, 2006
NET SALES	$123,653	$116,273	$108,005
Cost of sales	83,145	82,367	73,194

GROSS PROFIT	40,508	33,906	34,811
Selling, general and administrative expenses	14,490	14,725	14,226
Amortization of intangible assets	14,956	14,941	14,343
Restructuring, business development, start-up and transition costs	2,131	2,012	2,688
Loss on early extinguishment of debt	—	755	—
Goodwill impairment charge	156,036	—	—

OPERATING (LOSS) INCOME	(147,105)	1,473	3,554
Interest expense, net	23,023	24,921	20,525
Other expenses, net	183	32	75

LOSS BEFORE INCOME TAXES	(170,311)	(23,480)	(17,046)
Income tax expense (benefit)	84	9,991	(6,279)

NET LOSS	$(170,395)	$(33,471)	$(10,767)

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,719	$4,722
Receivables, net	18,616	21,185
Inventories	31,850	28,418
Prepaid expenses and other current assets	2,349	1,803
Deferred tax assets	1,237	1,242

Total current assets	68,771	57,370
Property, plant and equipment, net	18,696	18,902
Goodwill	—	156,070
Intangible assets, net	104,431	119,396
Deferred financing costs	4,508	6,360
Other assets	2,471	1,752

Total assets	$198,877	$359,850

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$271,733	$987
Accounts payable	5,543	7,979
Accrued expenses and other current liabilities	13,867	12,052

Total current liabilities	291,143	21,018
Deferred tax liabilities	10,134	10,139
Long-term debt, net of current portion	—	259,733
Pension and post-retirement obligations	12,891	10,959

Total liabilities	314,168	301,849
STOCKHOLDER'S EQUITY
Common stock—par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	122,673	118,648
Accumulated deficit	(225,563)	(55,168)
Accumulated other comprehensive income (loss)	(12,401)	(5,479)

Total stockholder's equity (deficit)	(115,291)	58,001
Commitments and contingent liabilities (See Note 12)	—	—

Total liabilities and stockholder's equity	$198,877	$359,850

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES

(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED STATEMENTS OF
STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Par Value				Total
Balance at December 31, 2005	100	$—	$111,943	$(10,930)	$(1,249)	$99,764
Net loss	—	—	—	(10,767)	—	(10,767)
Minimum pension liability, net of taxes	—	—	—	—	1,211	1,211
Mark to market adjustment on derivative instruments, net of taxes	—	—	—	—	74	74

Comprehensive loss, net of taxes						(9,482)

Balance at December 31, 2006	100	—	111,943	(21,697)	36	90,282
Net loss	—	—	—	(33,471)	—	(33,471)
Minimum pension liability, net of taxes	—	—	—	—	(1,286)	(1,286)
Mark to market adjustment on derivative instruments, net of taxes	—	—	—	—	(64)	(64)

Comprehensive loss, net of taxes						(34,821)
Adoption of SFAS 158 (Note 10)	—	—	—	—	(4,165)	(4,165)
Capital contribution from True Temper Corporation	—	—	6,705	—	—	6,705

Balance at December 31, 2007	100	—	118,648	(55,168)	(5,479)	58,001

Net loss	—	—	—	(170,395)	—	(170,395)
Adjustment to pension and post-retirement obligations, net of taxes	—	—	—	—	(3,743)	(3,743)
Mark to market adjustment on derivative instruments, net of taxes	—	—	—	—	(3,179)	(3,179)

Comprehensive loss, net of taxes						(177,317)
Dividends paid to True Temper Corporation	—	—	(475)	—	—	(475)
Capital contribution from True Temper Corporation	—	—	4,500	—	—	4,500

Balance at December 31, 2008	100	$—	$122,673	$(225,563)	$(12,401)	$(115,291)

See accompanying notes to consolidated financial statements.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net loss	$(170,395)	$(33,471)	$(10,767)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,240	3,028	2,616
Amortization of deferred financing costs	1,852	1,690	1,387
Amortization of intangible assets	14,956	14,941	14,343
Loss on disposal of property, plant and equipment	87	15	—
Loss on early extinguishment of long-term debt	—	755	—
Goodwill impairment charge	156,036	—	—
Deferred income taxes	—	9,690	(6,492)
Changes in operating assets and liabilities, net of acquisitions:
Receivables, net	2,569	(4,366)	1,130
Inventories	(3,432)	(5,210)	(2,975)
Prepaid expenses and other assets	(546)	928	(140)
Accounts payable	(2,436)	707	2,287
Accrued expenses and other current liabilities	1,815	2,130	8
Other assets and liabilities	(5,005)	(776)	(456)

Net cash provided by (used in) operating activities	(1,259)	(9,939)	941
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,087)	(3,170)	(4,888)
Acquisition of business, net of cash acquired	—	(9,513)	—
Purchase of other assets	—	—	(15,450)
Other investing activity	—	(97)	(126)

Net cash used in investing activities	(3,087)	(12,780)	(20,464)
FINANCING ACTIVITIES
Proceeds from issuance of bank debt	—	45,000	23,000
Net borrowings on revolving line of credit	12,000	—	—
Capital contributions from True Temper Corporation	4,500	6,705	—
Principal payments on bank debt	(987)	(24,686)	(3,319)
Payment of debt issuance costs	—	(2,438)	(1,250)
Dividends paid to True Temper Corporation	(475)	—	—
Other financing activity	(695)	(195)	(586)

Net cash provided by financing activities	14,343	24,386	17,845
Net increase (decrease) in cash and cash equivalents	9,997	1,667	(1,678)
Cash and cash equivalents at beginning of year	4,722	3,055	4,733

Cash and cash equivalents at end of year	$14,719	$4,722	$3,055

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

        As more fully described in the heading "Liquidity and Substantial Doubt About the Company's Ability to Continue as a Going Concern" in Note 8, on March 16, 2009 the Company did not make certain principal and interest payments required under the 2006 Restated Credit Facility and 8 3/8% Notes and is in default under these agreements.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a)    Revenue Recognition

          Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the revenue amount is determinable and collection is reasonably assured. Valuation allowances are established for estimated returns, allowances and discounts at the time revenue is recognized.

  (b)    Use of Estimates

          The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of goodwill, intangible assets and property, plant and equipment; valuation allowances for receivables, inventories and deferred tax assets; valuation of derivative instruments; and assets and obligations related to employee benefits. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an on-going basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Illiquid credit markets, volatile foreign currency and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

  (c)    Cash Equivalents

          Cash in excess of current operating requirements is invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and is stated at cost, which approximates market value.

  (d)    Trade Accounts Receivable

          Trade receivables are net of allowances for doubtful accounts of $248 and $443 as of December 31, 2008 and 2007, respectively.

  (e)    Inventories

          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

  (f)    Deferred Financing Costs

          Costs associated with the issuance of debt are deferred and amortized as a component of interest expense over the life of the related debt, using a method that approximates the effective interest method.

  (g)    Property, Plant and Equipment

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

  (h)    Goodwill and Other Intangible Assets

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

          The Company employs a discounted cash flow model to evaluate goodwill for impairment on an annual basis. If an indication of impairment exists, the Company compares the carrying amount of the reporting unit to its estimated fair value. If the reporting unit's carrying value exceeds its fair value, the Company allocates the fair value to all of the assets and liabilities of the reporting unit and determines the implied fair value of the goodwill and indefinite-lived intangible assets. An impairment loss would be recognized to the extent that a reporting unit's recorded goodwill or other indefinite-lived intangible assets exceeded the implied fair value. In the fourth quarter of 2008 the Company's discounted cash flow analysis reflected lower estimates of future revenues and cash flows due in part to the current global economic downturn and retail market conditions, and the resulting impact on the overall golf industry, resulting in an estimated enterprise fair value less than the carrying value of the Company's reporting unit as of December 31, 2008. Accordingly, the Company recorded a $156.0 million impairment charge to impair all of its goodwill. No goodwill impairment charges were recorded in 2007 or 2006.

  (i)    Derivative Instruments and Foreign Currencies

          The Company uses forward foreign exchange contracts ("Instruments" or "Derivative Instruments") in its management of foreign currency exchange rate exposures. Instruments that are designated hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, must be effective at reducing the risks associated with the underlying exposure and must be designated as a hedge at the inception of the contract. Accordingly, changes in the market value of the Instruments must have a high degree of inverse correlation with changes in the market value or cash flows of the underlying hedged item. The Company formally assesses both at inception of the hedge and on an ongoing basis whether each derivative is highly effective in offsetting changes in fair value or cash flows of the hedged item. If it is determined that a derivative is not highly effective, the Company will discontinue hedge accounting prospectively and record any ineffectiveness in earnings.

          The Company has used Derivative Instruments to hedge several components of its revenue and cash collection stream, including, (i) anticipated foreign currency sales, (ii) accounts receivable denominated in foreign currencies, and (iii) cash balances maintained in foreign currencies. These contracts typically have maturities of less than one year.

          The changes in the market value of Derivative Instruments designated as hedging instruments for anticipated foreign currency sales and the Company's interest rate swaps are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholder's equity (deficit). To the extent an Instrument is no longer effective as a hedge due to a change in the underlying exposure, gains and losses are recognized currently in the consolidated statements of operations as a component of cost of sales or interest expense for the foreign exchange contracts and interest rate swaps, respectively.

          The changes in the market value of Derivative Instruments hedging accounts receivable or cash denominated in foreign currency are recognized as a component of operating income during the period of the change, as they are marked to market on a monthly basis.

          The Company recorded a gain (loss) in operations on foreign currency of $26, $(16) and $50 for the years ended December 31, 2008, 2007 and 2006, respectively.

          The following table summarizes the contractual notional amounts of True Temper's forward foreign exchange contracts as of December 31, 2008 and 2007 (in U.S. dollars):

	2008	2007
Pound Sterling	$1,284	$7,059
Yen	9,497	2,849

Total	$10,781	$9,908

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

          In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. No impairment losses under SFAS 144 were recorded in 2008, 2007 or 2006.

  (k)    Restructuring, Business Development, Start-up and Transition Costs

          During 2006 and 2007, restructuring, business development, start-up and transition costs reflect the costs associated with the acquisition of assets from a former competitor in the steel golf shaft industry, Royal Precision. These costs include acquisition related fees and expenses, as well as transportation and integration expenses associated with the transfer of production equipment and inventory to True Temper facilities. Restructuring, business development, start-up and transition costs in 2007 and 2008 also include costs related to the start-up of steel golf shaft manufacturing at the Company's recently acquired facility in Suzhou, China. Restructuring, business development, start-up and transition costs in 2008 also reflect cost reduction and restructuring efforts enacted in direct response to the weakening global economy and golf market. These costs include severance payments for terminated employees, medical and other benefit continuation during severance periods, and outplacement assistance for terminated senior level management employees. The costs are expensed as incurred and separately identified in the consolidated statements of operations as a component of operating income (loss).

          The following table provides the changes in the Company's accrual for severance benefits related to the restructuring efforts as described above:

Balance at December 31, 2007	$—
Liabilities accrued for severance benefits during the year	1,121
Severance benefits paid during the year	(556)

Balance at December 31, 2008	$565

  (l)    Advertising and Promotional Costs

          Advertising and promotional costs are accounted for in accordance with Statement of Position 93-7 Reporting on Advertising Costs, which requires that the cost of producing advertisements be expensed at the time of the first showing of the advertisement or as incurred. True Temper's policy is to expense costs associated with the production of advertising at the time of first showing of the advertisement. Advertising and promotional costs primarily consist of trade show costs, media spots including print, radio and television, advertising production and agency fees, sponsorships, and product and promotional samples. Advertising and promotional expense was $2,499, $3,191 and $3,688 for the years ended December 31, 2008, 2007 and 2006, respectively. Certain of the Company's customers participate in a cooperative advertising program where the Company agrees to reimburse these customers for a portion of their advertising costs that feature the Company's product. Cooperative advertising costs are shown as a reduction of net sales.

  (m)    Research and Development Costs

          Costs associated with the development of new products and changes to existing products are expensed as incurred and are included in selling, general, and administrative expenses. Research and development costs were $2,103, $1,787 and $1,905 for the years ended December 31, 2008, 2007 and 2006, respectively.

  (n)    Retirement Benefits

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

          In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) which requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit pension or other postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial and experience gains and losses and the prior service costs and credits. The Company adopted the provisions of SFAS No. 158 effective December 31, 2007.

          True Temper's U.S. based salaried employees, and certain international employees, are covered by a non-contributory defined contribution plan. Company contributions to this plan are based on the employee's age and are calculated as a percentage of compensation. This plan is funded on a current basis. In addition to the non-contributory defined contribution plan, certain post-retirement medical, dental and life insurance benefits are provided to those salaried employees who were employed by the Company prior to January 1, 2000.

          All U.S. based employees, and certain international employees, of True Temper are eligible to participate in a Company-sponsored 401(k) plan. The Company's contribution to this plan is calculated as a percentage of the employee's compensation and the employee's contribution. All Company contributions to this plan are paid in cash.

  (o)    Income Taxes

          The Company is included in the consolidated U.S. federal income tax return of TTC. Income taxes are determined and presented in the Company's consolidated financial statements using the separate return method, and are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Once established, any deferred tax asset must be evaluated to determine the likelihood, on a "more likely than not" basis, that the future tax benefits will be realized, including whether the Company will generate sufficient future taxable income to utilize the full amount. When facts and circumstances warrant, as they did during the third quarter of 2007, the Company will establish, increase or reduce valuation allowances associated with deferred tax assets in order to reflect which assets meet the more likely than not realizability test. The valuation allowance is more fully described in Note 9 to the consolidated financial statements.

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

  (p)    Stock-Based Compensation

          On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). All equity incentive awards issued subsequent to January 1, 2006 will be accounted for using the guidance provided in this statement, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. For equity incentive awards issued prior to January 1, 2006, the Company continues to apply the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan Equity Incentive Awards. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the Equity Incentive Award.

  (q)    Fair Value of Financial Instruments

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

          The following methods and assumptions were used by True Temper in estimating fair value disclosures for financial instruments:

          Cash and Cash Equivalents, Trade Receivables and Payables—The amounts reported in the consolidated balance sheets approximate fair value.

          Long-Term Debt—As a result of recent market conditions and the events of default as described in Note 8, there is limited or no observable market data available regarding the fair value of the Company's variable rate debt; thus determination of estimated fair value of such debt is not practicable. Fair value measurements for these instruments fall within Level 3 of the fair value hierarchy of FASB Statement No. 157, Fair Value Measurements. These fair value measurements are based primarily upon our own estimates and are often calculated based on the current economic and competitive environment, the characteristics of the instrument, credit, interest, and currency rate risks, and other such factors. Therefore, the results cannot be determined with precision, cannot be substantiated by comparison to quoted prices in active markets, and may not be realized in a current sale or immediate settlement of the liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts. Based on the Company's estimates, the fair value of the Company's variable rate debt is less than the book value at December 31, 2008. The estimated fair value of the Company's fixed rate debt is based upon interest rates available for the issuance of debt with similar terms and remaining maturities. As of December 31, 2008 and 2007, the Company's Senior Subordinated Notes had an estimated fair value of $40.0 million and $108.4 million, respectively.

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

          As of December 31, 2008, cash flow hedging derivative assets and liabilities were principally related to the fair value of foreign exchange forward contracts and interest rate swaps. The Company defines the fair value of foreign exchange forward contracts as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. Management estimates the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes for future contracts with similar terms, adjusted where necessary for maturity differences. Management estimates the fair value of its interest rate swaps by obtaining market quotes for future contracts with similar terms, adjusted where necessary for maturity differences and credit value adjustments to take into account non-performance risk and credit risk. To further estimate the fair value of the interest rate swaps, the Company uses estimates of future cash flows, which are discounted to a net present value, based on the forward LIBOR curve at the reporting date.

          The following table sets forth, by level within the fair value hierarchy, the Company's derivative liabilities recorded at fair value on a recurring basis as of December 31, 2008:

True Temper Fair Value Measurements at Reporting Date

Description	December 31, 2008	Level 1	Level 2	Level 3
Derivatives (foreign exchange forward contracts)	$1,055	$—	$1,055	$—
Derivatives (interest rate swaps)	$2,230	$—	$—	$2,230

          As more fully described in Note 8, the Company entered into the interest rate swap agreements in 2008. Accordingly, the fair value of $2,230 represents the unrealized loss on the interest rate swaps during 2008 recognized in accumulated other comprehensive loss at December 31, 2008.

          The provisions of SFAS No. 157 for all non-financial assets and liabilities apply to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 for non-financial assets and liabilities on its consolidated statements of financial position and results of operations.

          The fair value estimates presented herein are based on information available to management as of December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

  (r)    Recent Accounting Pronouncements

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

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (sometimes called a minority interest) in a subsidiary and for the deconsolidation of a subsidiary and to provide consistency with SFAS No. 141. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008. The Company has not yet evaluated the impact, if any, of this requirement.

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

  (s)    Supplemental Disclosures of Cash Flow Information

          Cash payments for income taxes and interest are as follows:

	Years Ended December 31,
	2008	2007	2006
Income taxes	$307	$135	$213
Interest	21,757	22,355	19,391

  (t)    Accumulated Other Comprehensive Income (Loss)

          The accumulated balances for each classification within accumulated other comprehensive income (loss) are as follows:

			Pension and Post- Retirement Obligations
	Derivative Instruments Mark to Market Adjustment	Minimum Pension Liability Adjustments			Accumulated Other Comprehensive Income (Loss)
			Prior Service Cost	Accumulated Loss
December 31, 2006	$74	$(38)	$—	$—	$36
Period change	(64)	(1,286)	—	—	(1,350)
Adoption of SFAS 158	—	1,324	(785)	(4,704)	(4,165)

December 31, 2007	10	—	(785)	(4,704)	(5,479)
Period change	(3,179)	—	241	(3,984)	(6,922)

December 31, 2008	$(3,169)	$—	$(544)	$(8,688)	$(12,401)

  (u)    Taxes Collected from Customers and Remitted to Governmental Authorities

          The Company collects sales and value added taxes from customers and remits them to governmental authorities in certain jurisdictions. These taxes are presented net in the consolidated statements of operations and are not included in net sales.

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

        CN Precision is a startup steel golf shaft manufacturing facility. The Company is continuing the process of commissioning all of the machinery and equipment necessary to ramp-up production of steel golf shafts at CN Precision and expects to further increase production of steel golf shaft manufacturing in this facility during 2009 and beyond.

        The purchase price as stipulated in the February 25, 2007 purchase agreement totaled $9.5 million, plus direct acquisition costs and certain working capital adjustments of $0.2 million. The total consideration paid was allocated as follows:

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

        The financial position of CN Precision as of December 31, 2008 and the results of operations of CN Precision from February 25, 2007 through December 31, 2008 have been included in these consolidated financial statements. Because CN Precision is a start-up operation and did not become operational until 2008, the Company's consolidated results of operations would not have been significantly different than reported results had the acquisition occurred at the beginning of 2007 or 2006.

(4)   INTANGIBLE ASSETS

        The following table sets forth the gross value and accumulated amortization for intangible assets at December 31, 2008 and 2007.

		December 31, 2008			December 31, 2007
	Weighted Average Amortization Period
		Gross Value	Accumulated Amortization	Net Book Value	Gross Value	Accumulated Amortization	Net Book Value
Trade name	—	$22,430	$—	$22,430	$22,430	$—	$22,430
Patented technology	8 yrs	13,011	(7,414)	5,597	13,011	(5,794)	7,217
Customer-related intangible assets	10 yrs	132,478	(61,015)	71,463	132,478	(47,767)	84,711
Lease contract	59 yrs	4,323	(350)	3,973	4,323	(277)	4,046
Land use rights	50 yrs	987	(19)	968	987	—	987
Other	2 yrs	262	(262)	—	275	(270)	5

Total intangible assets		$173,491	$(69,060)	$104,431	$173,504	$(54,108)	$119,396

        The following table sets forth the estimated aggregate future amortization expense for these intangible assets at December 31, 2008:

2009	$14,961
2010	14,961
2011	14,961
2012	13,797
2013	13,500

(5)   INVENTORIES

        Inventories, as of December 31 of the year indicated, consist of the following:

	2008	2007
Raw materials	$5,995	$5,017
Work in process	2,598	4,156
Finished goods	23,257	19,245

Total	$31,850	$28,418

(6)   PROPERTY, PLANT AND EQUIPMENT

        Major classes of property, plant and equipment, as of December 31 of the year indicated, are summarized as follows:

	2008	2007
Land improvements	$121	$121
Buildings	5,471	5,440
Furniture and office equipment	1,164	1,017
Machinery and equipment	21,201	19,501
Computer equipment and capitalized software	1,062	950
Leasehold improvements	2,209	2,149
Construction in progress	1,812	984

	33,040	30,162
Less accumulated depreciation	(14,344)	(11,260)

Net property, plant and equipment	$18,696	$18,902

(7)   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities, as of December 31 of the year indicated, consist of the following:

	2008	2007
Accrued compensation, benefits and related payroll taxes	$3,431	$3,926
Accrued interest	4,338	4,871
Other	6,098	3,255

Total	$13,867	$12,052

(8)   BORROWINGS

  (a)    Long-Term Debt

          Long-term debt as of December 31, of the year indicated consisted of the following:

	2008	2007
8 3/8% Senior Subordinated Notes due 2011	$125,000	$125,000
2006 Restated Credit Facility	101,733	90,720
Second Lien	45,000	45,000

Total debt	271,733	260,720
Less current portion	271,733	987

Long-term debt, net of current portion	$—	$259,733

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

          On January 22, 2007, the Company executed an amendment to its 2006 Restated Credit Facility (the "Second Amendment"). The Second Amendment was made effective as of December 20, 2006. The Second Amendment was executed in conjunction with a second lien financing effort, described more fully below, and related acquisition of CN Precision, described more fully in Note 3. In addition to allowing the flexibility for such second lien financing, the Second Amendment also provided adjustments to certain specified financial ratios and tests included in the 2006 Restated Credit Facility. As part of the Second Amendment, the margin adder on LIBOR based loans was increased to between 3.00% and 3.25%, depending on financial ratios, beginning January 22, 2007.

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

          The Company's weighted average rate at December 31, 2008 was 5.49% on the 2006 Restated Credit Facility and 9.33% on the Second Lien.

          As a result of paying down $24.7 million of the borrowings under the 2006 Restated Credit Facility in 2007, the Company recognized a loss on early extinguishment of debt of $0.8 million. This loss is comprised of the write off of certain deferred financing costs related to the 2006 Restated Credit Facility and third party costs incurred in conjunction with the Second Amendment.

          Substantially all of the Company's assets are pledged as collateral under the 2006 Restated Credit Facility and the Second Lien. The 2006 Restated Credit Facility, the Second Lien, and the 8 3/8% Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit the Company's ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. Furthermore, the 2006 Restated Credit Facility and the Second Lien require certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of the Company's excess cash flows as defined within each credit agreement. The 2006 Restated Credit Facility and the Second Lien also require the Company to maintain certain specified financial ratios and tests including minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. As of December 31, 2008, the Company was not in compliance with the maximum leverage ratio.

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

  Liquidity and Substantial Doubt About the Company's Ability to Continue as a Going Concern

          On March 16, 2009, the Company did not make the principal payment then due on its revolving credit loans, in an aggregate amount equal to $20.0 million (including $17.0 million in borrowings and $3.0 million in outstanding letters of credit), due to the lenders under the 2006 Restated Credit Facility. The Company's failure to make the scheduled principal payment on the revolving credit loans is an Event of Default under the 2006 Restated Credit Facility, which entitles the lenders to immediately accelerate the repayment of all other amounts borrowed under the 2006 Restated Credit Facility together with accrued and unpaid interest thereon.

          Also on March 16, 2009, the Company did not pay interest then due to the holders of its 8 3/8% Notes. The failure to pay interest, if continued for 30 days, will constitute an Event of Default under the Indenture, which will give the holders of the 8 3/8% Notes the right to accelerate the payment of the principal together with accrued and unpaid interest thereon. The non-payment of principal then due under the 2006 Restated Credit Facility described above also constitutes an Event of Default under the Indenture, giving the holders of the 8 3/8% Notes the right to immediately accelerate the repayment of the principal of the 8 3/8% Notes together with accrued and unpaid interest thereon.

          The non-payment of interest under the Indenture, if continued for 30 days, will constitute an Event of Default under the Second Lien, giving the lenders the right to accelerate the repayment of amounts borrowed under the Second Lien together with accrued and unpaid interest thereon. The non-payment of principal under the 2006 Restated Credit Facility, if continued for 90 days after notice or if the maturity of principal of the 2006 Restated Credit Facility is accelerated, will constitute an Event of Default under the Second Lien, giving the lenders the right to accelerate the repayment of amounts borrowed under the Second Lien together with accrued and unpaid interest thereon.

          Due to the events of default described above, all of the Company's debt has been classified as a current liability on its 2008 consolidated balance sheet.

          The Company has retained the investment banking firm Lazard Middle Market to assist it in exploring alternatives to enhance the Company's capital structure. The Company is currently in ongoing discussions with lenders under its most senior credit facility, the 2006 Restated Credit Facility, to, among other things, extend the maturity of the facility. The results of these discussions could result in a significant restructuring or refinancing of the Company's debt. In addition to addressing the Company's capital structure, management has also enacted restructuring plans to address operating costs by reducing headcount by 45% in its U.S. facilities and 35% on a global basis, significantly reducing fixed costs at the Company's manufacturing facilities, renegotiating lease terms and rental rates for certain of the Company's facilities, and decreasing discretionary spending on items such as travel, entertainment, advertising and promotion.

          There can be no guarantee that any restructuring or refinancing plan will be successfully implemented. Failure to successfully implement a restructuring or refinancing plan or otherwise address compliance issues under the 2006 Restated Credit Facility, the Second Lien, or the 8 3/8% Notes within the time frame permitted may have a material adverse effect on the Company's business, results of operations, and financial position, and may materially impact the Company's ability to continue as a going concern.

          None of the lenders under the 2006 Restated Credit Facility or the Second Lien, nor any holders of 8 3/8% Notes have accelerated the payment of principal or interest under any of the applicable agreements as of the time of filing of this Annual Report on Form 10-K.

          At December 31, 2008, future minimum principal payments on long-term debt, under the original contractual arrangements, were as follows:

2009	$17,987
2010	71,127
2011	182,619

Total	$271,733

  (b)    Line of Credit

        The Company may borrow, through March 15, 2009, up to $20.0 million under a revolving credit agreement included in the 2006 Restated Credit Facility. The Company pays an annual commitment fee of 0.5% on the unused portion of the revolving credit agreement. Borrowings under the agreement are subject to the same provisions described in the long-term debt section of this Note. The Company had $17.0 million in outstanding borrowings and approximately $3.0 million in outstanding standby letters of credit under this line of credit as of December 31, 2008, which is included in the preceding table in this Note.

(9)   INCOME TAXES

        Total income taxes for the periods indicated were allocated as follows:

	Years Ended
	December 31 2008	December 31, 2007	December 31, 2006
Income (loss) from continuing operations	$84	$9,991	$(6,279)
Stockholder's equity (deficit):
Minimum pension liability	—	—	741
Mark to market adjustment on derivative instruments	—	—	45

Total income taxes	$84	$9,991	$(5,493)

        The income tax expense (benefit) attributable to loss from continuing operations, for the periods indicated, is as follows:

	Years Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Current:
Federal	$—	$—	$—
State	—	—	40
Foreign	84	262	173

Total current	84	262	213

Deferred:
Federal	—	8,714	(5,473)
State	—	1,015	(1,019)

Total deferred	—	9,729	(6,492)

Total	$84	$9,991	$(6,279)

        The actual income tax expense (benefit) attributable to loss from continuing operations differs from the amounts computed by applying the U.S. federal tax rate of 34% to the pretax loss as a result of the following:

	Years Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Computed "expected" tax benefit	$(57,906)	$(7,983)	$(5,796)
State tax, net of federal benefit	(6,744)	(930)	(646)
Foreign taxes	84	262	173
Goodwill impairment charge	59,231	—	—
Valuation allowance and other	5,419	18,642	(10)

Actual income tax expense (benefit)	$84	$9,991	$(6,279)

        The components of deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Goodwill	$22,878	$27,693
Accrued liabilities	565	802
Asset impairment	445	445
Net operating loss carryforwards	31,599	19,974
Facility start-up costs	305	454
Pension and post-retirement benefit obligations	4,635	3,868
Inventories	1,196	1,018
Deferred financing costs	161	222
Other	761	—

Gross deferred tax assets	$62,545	$54,476
Valuation allowance	(34,127)	(20,765)

Net deferred tax assets	$28,418	$33,711

Deferred tax liabilities:
Identifiable intangible assets	$(34,972)	$(40,247)
Property, plant and equipment	(2,126)	(2,126)
Other	(217)	(235)

Net deferred tax liability	$(8,897)	$(8,897)

        At December 31, 2008, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $83,200 which expire between 2019 and 2028.

        During 2007, the Company recorded income tax expense of $9,991, primarily related to providing a valuation allowance against its deferred tax assets which were, at December 31, 2007, in excess of its deferred tax liabilities amortizing or reversing over similar time periods. The remaining net deferred tax liability of $8,897 on the Company's consolidated balance sheet as of December 31, 2008 related entirely to intangible assets with indefinite lives or in different tax jurisdictions.

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

        The Company believes that a valuation allowance is required due to the Company's recent financial performance through 2008. In conducting the analysis in 2008, the Company utilized a consistent approach which relies heavily on reviewing the three year cumulative pretax income or loss for financial reporting purposes, as adjusted for any items that are unusual or infrequent in nature. In addition, all available positive and negative evidence was assessed, including future expected taxable income. In concluding that a full valuation allowance was required, the Company determined that the historical cumulative loss information outweighed other positive evidence available.

(10)    EMPLOYEE BENEFIT PLANS

        True Temper has a qualified pension plan for the hourly unionized employees at its Amory, Mississippi plant. The following tables provide a reconciliation of the changes in the plan's benefit obligation, fair value of plan assets and a statement of the plan's funded status for the years ended December 31, 2008 and 2007. During 2007, the Company adopted SFAS No. 158, as more fully described in Note 2(n). As a result of adopting SFAS No. 158, the Company recorded an adjustment of approximately $4.2 million in 2007 to accumulated other comprehensive income (loss) to reflect the funded status of its pension and post-retirement plans on its consolidated balance sheet. The Company's measurement date for its pension plan is December 31. The following tables present information about the plan in accordance with the recognition provisions of SFAS No. 158.

	Years Ended December 31,
	2008	2007
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$20,757	$18,037
Service cost	574	547
Interest cost	1,233	1,155
Amendments	—	817
Curtailments	(283)	—
Actuarial (gains) losses	(844)	870
Benefit payments	(737)	(669)

Benefit obligation at end of year	$20,700	$20,757

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$14,116	$13,760
Actual return on plan assets	(4,004)	709
Employer contributions	2,673	316
Benefit payments	(737)	(669)

Fair value of plan assets at end of year	$12,048	$14,116

Funded Status:
Benefit obligation in excess of plan assets	$(8,652)	$(6,641)

Net amount recognized in the consolidated balance sheets	$(8,652)	$(6,641)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent liabilities	$(8,652)	$(6,641)

Amount not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Prior service cost	$(544)	$(785)
Accumulated loss	(5,693)	(1,637)

Accumulated other comprehensive income (loss) ("AOCI"):	$(6,237)	$(2,422)

        The estimated amount that will be amortized from AOCI into net periodic pension expense in 2009 is $440, of which $78 represents prior service cost and $362 represents accumulated loss.

        The Company expects to make total contributions of $1,029 to the pension plan in 2009. The following table sets forth the estimated benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated.

2009	$805
2010	$865
2011	$963
2012	$1,054
2013	$1,146
2014–2018	$7,112

        The following table provides the components of net periodic pension expense for the defined benefit pension plan for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Service cost	$574	$547	$571
Interest cost	1,233	1,155	1,001
Expected return on plan assets	(1,178)	(1,080)	(1,092)
Amortization of prior service cost	78	32	—
Curtailment loss	163	—	—

Net periodic pension expense	$870	$654	$480

Weighted average assumptions:
Discount rate	6.25%	6.45%	6.00%
Expected return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	3.00%	3.00%	3.00%

        The Company recorded a curtailment loss of $163 due to the termination of a significant number of employees covered by the Company's pension plan in 2008.

        The following table provides information related to the Company's pension plan in which the accumulated benefit obligation exceeded the fair value of plan assets as of the applicable year end:

	December 31,
	2008	2007
Projected benefit obligation	$20,700	$20,757
Accumulated benefit obligation	$20,410	$20,444
Fair value of assets	$12,048	$14,116

        Assets of the pension plan consist primarily of investments in equity securities, debt securities, and cash equivalents. The weighted-average asset allocations as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007	Target
Equity securities	56.0%	66.0%	50-70%
Debt securities	39.0	30.0	30-50
Cash equivalents	5.0	4.0	0

Total	100.0%	100.0%	100.0%

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

        In addition to the pension plan, the Company also maintains a defined contribution plan which covers substantially all United States based employees. Expenses for defined contribution plans amounted to $694, $745 and $695 for the years ended December 31, 2008, 2007 and 2006.

        The Company also participates in certain unfunded health care plans that provide post-retirement medical, dental, and life insurance benefits to hourly union employees at its Amory, Mississippi plant and to salaried employees hired prior to January 1, 2000. The post-retirement plans are contributory, and include certain cost-sharing features, such as deductibles and co-payments.

        The following tables set forth the benefit obligation and funded status of the unfunded post-retirement health plans for the years ended December 31, 2008 and 2007. During 2007 the Company adopted SFAS 158, as more fully described in Note 2(n). The Company's measurement date for its post-retirement plan is December 31. The following tables present information about the plans in accordance with the recognition provisions of SFAS 158.

	Years Ended December 31,
	2008	2007
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$4,691	$4,593
Service cost	127	127
Interest cost	290	282
Participant contributions	236	249
Actuarial loss	156	920
Benefits paid	(799)	(1,480)

Benefit obligation at end of year	$4,701	$4,691

Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$(479)	$(393)
Noncurrent liabilities	(4,222)	(4,298)

Net amount recognized in the consolidated balance sheets	$(4,701)	$(4,691)

Amount not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Accumulated loss	$(2,995)	$(3,067)

Accumulated other comprehensive income (loss) ("AOCI")	$(2,995)	$(3,067)

        The estimated amount that will be amortized from AOCI into net periodic post-retirement expense in 2009 is $233 and represents accumulated loss.

        The following table provides the components of net periodic expense for the unfunded post- retirement health plans for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Service cost	$127	$127	$136
Interest cost	290	282	256
Recognized net losses	228	183	94

Net periodic post-retirement expense	$645	$592	$486

Discount rate	6.25%	6.45%	6.00%

        The healthcare cost trend rate used to determine the post-retirement benefit obligation as of December 31, 2008 was 7.50% which is the estimated healthcare cost trend rate for 2009. This rate decreases by 0.5% per year to an ultimate rate of 5.00% in 2014, and remains at that level thereafter.

While the trend rate can be a significant factor in determining the amounts reported, for the year ended December 31, 2008 a one-percentage-point increase or decrease in the trend rate will have only minimal impact due to the claims costs being close to the employer imposed cap.

        The following table sets forth the estimated health care benefit payments expected to be paid in the periods indicated.

2009	$479
2010	$503
2011	$493
2012	$513
2013	$506
2014–2018	$2,310

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

        On April 1, 2008 TTC issued, to certain employees of the Company in return for service, a total of 60,000 Equity Incentive Awards in the form of stock options to purchase common stock of TTC for $13.56 per share. These options have a term of ten years, and vest and become exercisable at various times and under various conditions through March 15, 2012; with certain acceleration features based on change of control provisions. The Company assessed the fair value of the Equity Incentive Awards granted by TTC on April 1, 2008 and determined that the compensation expense related to these awards was immaterial to its consolidated financial statements for any period presented.

        At December 31, 2008, there were 191,051 shares available for grant under the 2004 Plan. There were no grants of equity incentive awards during 2006 or 2007.

        Stock option activity during 2006, 2007 and 2008 was as follows:

	Number of Shares	Wtd. Avg. Exercise Price
Balance at December 31, 2005	525,400	$13.56
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at December 31, 2006	525,400	$13.56
Granted	—	—
Exercised	—	—
Forfeited	122,400	$13.56

Balance at December 31, 2007	403,000	$13.56
Granted	60,000	13.56
Exercised	—	—
Forfeited	—	—

Balance at December 31, 2008	463,000	$13.56

        At December 31, 2008, the weighted average remaining contractual life of outstanding options was 6.6 years. At December 31, 2008, there were 145,166 options exercisable.

        In addition, TTC has 354,000 equity awards, issued on March 15, 2004, which vest only upon a sale of TTC and achivement of certain other terms as described in the awards. As of December 31, 2008, the events required for vesting of these awards are not expected to occur in the near term.

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

          Future minimum payments under non-cancelable operating leases with initial terms of one year or more as of December 31, 2008 are as follows:

Operating Leases
2009	$1,189
2010	1,138
2011	1,134
2012	826
2013	453
Thereafter	53

Total minimum lease payments	$4,793

          Rental expense on operating leases was $1,322, $1,240 and $1,227 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

          The following table provides the changes in the Company's accrual for product warranties:

Balance at December 31, 2005	$309
Liabilities accrued for warranties issued during the year	1,033
Warranty claims paid during the year	(1,016)

Balance at December 31, 2006	$326
Liabilities accrued for warranties issued during the year	1,691
Warranty claims paid during the year	(1,570)

Balance at December 31, 2007	$447
Liabilities accrued for warranties issued during the year	1,237
Warranty claims paid during the year	(1,366)

Balance at December 31, 2008	$318

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

        The future payment of advisory fees to Gilbert Global is prohibited by the events of default on the Company's debt as described in Note 8.

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

	Years Ended December 31,
	2008	2007	2006
Net sales:
Golf shafts	$105,938	$102,856	$99,103
Performance sports	17,715	13,417	8,902

Total	$123,653	$116,273	$108,005

Gross profit:
Golf shafts	$37,308	$31,220	$33,958
Performance sports	3,200	2,686	853

Total	$40,508	$33,906	$34,811

Depreciation expense:
Golf shafts	$2,682	$2,492	$2,050
Performance sports	558	536	566

Total	$3,240	$3,028	$2,616

Capital expenditures:
Jointly used assets	$318	$310	$125
Golf shafts	2,361	2,523	4,264
Performance sports	408	337	499

Total	$3,087	$3,170	$4,888

Total assets:
Jointly used assets	$4,654	$4,108	$4,392
Golf shafts	58,417	57,414	44,102
Performance sports	4,843	5,624	4,560

Total	$67,914	$67,146	$53,054

          Revenues from two customers of True Temper's golf shaft segment represented approximately $22,100 or 17.9% and $14,900 or 12.0%, respectively of the Company's 2008 net sales. Revenues from one customer of True Temper's golf shafts segment represented approximately $17,900 or 15.4% of the Company's 2007 net sales; and revenues from two customers of True Temper's golf shaft segment represented approximately $13,800 or 12.8% and $12,900 or 11.9%, respectively, of the Company's 2006 net sales.

          Following are reconciliations of total reportable segment assets to total Company assets, as of December 31, and total reportable segment gross profit to total Company loss before income taxes for the periods indicated:

	2008	2007
Total assets:
Total from reportable segments	$67,914	$67,146
General corporate and other unallocated assets	130,963	292,704

Total	$198,877	$359,850

	Years Ended December 31,
	2008	2007	2006
Total reportable segment gross profit	$40,508	$33,906	$34,811
Less:
Selling, general and administrative expenses	14,490	14,725	14,226
Amortization of intangible assets	14,956	14,941	14,343
Restructuring, business development, start-up and transition costs	2,131	2,012	2,688
Loss on early extinguishment of debt	—	755	—
Goodwill impairment charge	156,036	—	—
Interest expense	23,023	24,921	20,525
Other expense, net	183	32	75

Total Company loss before income taxes	$(170,311)	$(23,480)	$(17,046)

  (b)    Sales by Geographic Region

          The geographic distribution of the Company's net sales, by location of customer, is summarized as follows:

	Years Ended December 31,
	2008	2007	2006
U.S.	$73,622	$75,025	$69,664
International	50,031	41,248	38,341

Total	$123,653	$116,273	$108,005

        Revenues generated from sales into China accounted for approximately $29,600 or 23.9%, $22,400 or 19.3% and $19,300 or 17.9% of True Temper's total sales for the years ended December 31, 2008, 2007 and 2006, respectively. The sales into China are due primarily to the Company's major U.S. based original equipment manufacturers shifting a portion of their assembly operations to that region. Assets by location are not disclosed, as assets located outside the U.S. are immaterial.

(15) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2008 and 2007.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Net sales	$35,827	$37,734	$24,203	$25,889
Gross profit	12,498	13,971	6,668	7,371
Net loss	(1,599)	(94)	(6,595)	(162,107)
2007
Net sales	$29,579	$33,037	$24,140	$29,517
Gross profit	10,017	10,428	4,067	9,394
Net loss	(3,061)	(2,301)	(22,777)	(5,332)

(16) SUBSEQUENT EVENTS

        As more fully described in the heading "Liquidity and Substantial Doubt About the Company's Ability to Continue as a Going Concern" in Note 8, on March 16, 2009 the Company did not make certain principal and interest payments required under the 2006 Restated Credit Facility and 8 3/8% Notes and is in default under these agreements.

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

  (b)
  Management's Annual Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control system is designed to provide reasonable assurance that externally published financial statements can be relied upon and have been prepared in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on our assessment under the framework in Internal

Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

Item 9B.     Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The directors and executive officers of True Temper as of December 31, 2008 are as follows:

Name	Age	Position
Scott C. Hennessy	50	Chief Executive Officer, President and Director
Stephen M. Brown	43	Vice President of Human Resources
Jeremy Erspamer	34	Senior Director of Customer Planning and Supply Chain
Graeme Horwood	64	Vice President Engineering, Research and Development
Jason A. Jenne	39	Vice President, Chief Financial Officer and Treasurer
Raeford P. Lucas	43	Vice President, Sales and Marketing
Adrian H. McCall	51	Senior Vice President and General Manager of Performance Sports
Steven J. Gilbert	61	Director and Co-Chairman
Steven Kotler	61	Director and Co-Chairman
Richard W. Gaenzle, Jr.	44	Director
Jeffery W. Johnson	40	Director
William P. Lauder	48	Director

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

        Raeford P. Lucas has been the Vice President, Sales and Marketing since November 2008. From November 2007 to November 2008, Mr. Lucas served as our Vice President, Global Golf Sales. From November 2006 to November 2007, Mr. Lucas served as our Vice President of Sales. From June 2006 to October 2006, Mr. Lucas served as our Vice President and General Manager of Royal Precision and Precision Brands. From 2000 to June 2006, Mr. Lucas held various management positions at Royal Precision Inc., including Executive Vice President of Sales and Marketing. Prior to that, Mr. Lucas worked at Outdoor Technologies Group as the General Manager of the Fenwick Golf division. Mr. Lucas received a B.S. from North Carolina State University.

        Adrian H. McCall has been the Senior Vice President and General Manager of Performance Sports since November 2008. From November 2007 to November 2008, Mr. McCall served as our Senior Vice President of Global Distribution and Sales. From August 2002 to November 2007, Mr. McCall served as our Senior Vice President of Global Distribution and Sales. From March 1999 to July 2002, Mr. Mc Call served as our Vice President of International Sales and Marketing since March 1999. From September 1995 to March 1999, Mr. McCall served as our Director of International Sales and Marketing. From May 1992 to September 1995, Mr. McCall served as Director of International Operations of The Upper Deck Company, a manufacturer and distributor of baseball cards. Mr. McCall graduated cum laude with a B.S. from the University of Hartford.

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

Board of Directors and Committees

        The Board of Directors held four meetings during 2008 and took action by written consent on one occasion. During 2008, a quorum was achieved at each of the scheduled meetings of the Board of Directors. The standing committees of the Board of Directors include the Audit Committee and the Compensation Committee.

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

2008 Executive Compensation Components

        For the year ended December 31, 2008, the principal components of compensation for the Company's Executives are described below:

        Base Salary.    The Company provides Executives and other employees with base salary to compensate them for services rendered during the fiscal year. Base salaries are set to recognize the experience, skills, knowledge and responsibilities required of the Executives in their respective roles. Base salaries are reviewed annually, and will be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Base salaries are established for a given position taking into consideration the factors discussed above together with available market or comparable salary data. In 2008, the Compensation Committee approved salary increases for our named executive officers ranging from approximately 4% to 11%. The increases were based on each named executive officer's individual services rendered, level and scope of responsibility and experience, comparisons to various market pay practices, and the operating performance of the Company during calendar year 2007. The increase range was 4% to 6% for all of the Executives with the exception of three individuals who received 8% to 11% increases related to additional job responsibilities. The Compensation Committee determined that the overall increases were warranted.

        Performance-Based Executive Incentive Compensation Plan.    The Company maintains a performance based Executive incentive compensation plan (the "EICP"). The EICP establishes objectives for the calculation of annual cash bonuses for each Executive, subject to Compensation Committee oversight and modification. The EICP provides for annual incentive bonuses which are intended to compensate Executives for achieving or exceeding Company financial goals and for achieving individual annual performance goals. The EICP uses a sliding scale applied to financial performance targets with corresponding achievement levels. No bonus is earned unless a minimum target is achieved. Additional bonus may be earned should the targets be exceeded. In 2008, the Company's operating performance fell below the minimum target established for payment of cash bonuses under the EICP, which was $32.0 million in Adjusted EBITDA. Accordingly, no cash bonuses were paid to the Executives for calendar year 2008. For 2009, the EICP objectives will again be primarily based on profitability.

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

        Approximately 95% of the awards granted to management under the Plan were granted between March 15, 2004 and August 10, 2005. During 2008 approximately 5% of total awards were granted to employees who had been hired after August 10, 2005, or who had recently taken on additional responsibilities.

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

        401(k) Plan.    The Company's Executives are eligible to participate in its company-wide 401k plan for salaried employees. The Company matches, at a 50% rate, the first 6% of the employee's contributions. The Company match was suspended effective March 1, 2009.

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

        Tax Treatment.    The Company's Board of Directors considers the anticipated tax treatment of its executive compensation program when setting levels and types of compensation. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation paid to a company's chief executive officer or any of its other four most highly compensated executive officers in excess of $1 million in any year, with certain performance-based compensation being specifically exempt from this deduction limit. Compensation received under the EICP is performance-based, and therefore qualifies for the exemption from the deduction limit. During 2008, none of the Company's employees subject to this limit received Section 162(m) compensation in excess of $1 million. Consequently, the requirements of Section 162(m) should not affect the tax deductions available to the Company in connection with its senior executive compensation program for 2008.

        Conclusion.    The Company's compensation policies are designed to reasonably and fairly motivate, retain and reward its Executives for achieving the Company's objectives and goals.

Compensation Tables

  Summary Compensation Table

        The table below summarizes the total compensation paid or earned by each of the Named Executive Officers for the years ended December 31, 2008 and 2007.

Name and Principal Position	Fiscal Year	Salary $	Bonus $	All Other Compensation $(1)	Total $
Scott C. Hennessy Chief Executive Officer, President and Director	2008 2007	475,000 455,000	— —	42,390 41,550	517,390 496,550
Adrian H. McCall Senior Vice President of Global Marketing and Product Development	2008 2007	220,000 202,500	— —	31,588 28,261	251,588 230,761
Jason A. Jenne Vice President, Chief Financial Officer and Treasurer	2008 2007	195,000 176,250	— —	23,279 22,902	218,279 199,152
Stephen M. Brown Vice President of Human Resources	2008 2007	162,500 152,500	— 25,000	21,882 14,413	184,382 191,913
Graeme Horwood Vice President Engineering, Research and Development	2008 2007	158,000 150,500	— —	33,195 33,474	191,195 183,974

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

  Outstanding Equity Awards at Fiscal Year-End

	Option Awards(1)				Stock Awards(1)
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested $(2)
Scott C. Hennessy	72,000	36,000	13.56	8/10/2015	192,000	2,603,520
Adrian H. McCall	25,200	12,400	13.56	8/10/2015	60,000	813,600
Jason A. Jenne	18,000	9,000	13.56	8/10/2015	36,000	488,160
Stephen Brown	14,400	7,200	13.56	8/10/2015	24,000	325,440
Graeme Horwood	14,400	7,200	13.56	8/10/2015	24,000	325,440

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

        Scott C. Hennessy.    Under the terms of his employment agreement, Mr. Hennessy is entitled to receive the following severance payments and benefits: any accrued but unpaid salary as of the date of the termination, any annual bonus earned but unpaid for the most recently completed fiscal year, reimbursement of any outstanding business expenses, and the continuation of his base salary for a period of 12 months. As of December 31, 2008, the total amount of such payments would have been approximately $480,000. In addition, in the event of a change of control, Mr. Hennessy would be entitled to accelerated vesting of all the option awards, and potentially all of the stock awards, identified in the table above under the heading "Outstanding Equity Awards at Fiscal Year-End". The specific value of such awards would be determined based on the terms and conditions of such change of control, including the per share price of common stock exchanged in the transaction.

        Adrian H. McCall.    Under the terms of the Company's Severance Policy, Mr. McCall is entitled to receive the following severance payments and benefits: any accrued but unpaid salary as of the date of the termination, reimbursement of any outstanding business expenses, and the continuation of his base salary for a period of at least six months. As of December 31, 2008, the total amount of such payments would have been approximately $113,000 In addition, in the event of a change of control, Mr. McCall would be entitled to accelerated vesting of all the option awards, and potentially all of the stock awards, identified in the table above under the heading "Outstanding Equity Awards at Fiscal Year-End". The specific value of such awards would be determined based on the terms and conditions of such change of control, including the per share price of common stock exchanged in the transaction.

        Jason A. Jenne.    Under the terms of the Company's Severance Policy, Mr. Jenne is entitled to receive the following severance payments and benefits: any accrued but unpaid salary as of the date of the termination, reimbursement of any outstanding business expenses, and the continuation of his base salary for a period of at least six months. As of December 31, 2008, the total amount of such payments would have been approximately $100,000. In addition, in the event of a change of control, Mr. Jenne would be entitled to accelerated vesting of all the option awards, and potentially all of the stock awards, identified in the table above under the heading "Outstanding Equity Awards at Fiscal Year-End". The specific value of such awards would be determined based on the terms and conditions of such change of control, including the per share price of common stock exchanged in the transaction.

        Stephen M. Brown.    Under the terms of the Company's Severance Policy, Mr. Brown is entitled to receive the following severance payments and benefits: any accrued but unpaid salary as of the date of the termination, reimbursement of any outstanding business expenses, and the continuation of his base salary for a period of at least six months. As of December 31, 2008, the total amount of such payments would have been approximately $83,000. In addition, in the event of a change of control, Mr. Brown would be entitled to accelerated vesting of all the option awards, and potentially all of the stock awards, identified in the table above under the heading "Outstanding Equity Awards at Fiscal Year-End". The specific value of such awards would be determined based on the terms and conditions of such change of control, including the per share price of common stock exchanged in the transaction.

        Graeme Horwood.    Under the terms of the Company's Severance Policy, Mr. Horwood is entitled to receive the following severance payments and benefits: any accrued but unpaid salary as of the date of the termination, reimbursement of any outstanding business expenses, and the continuation of his base salary for a period of at least six months. As of December 31, 2008, the total amount of such payments would have been approximately $79,000. In addition, in the event of a change of control, Mr. Horwood would be entitled to accelerated vesting of all the option awards, and potentially all of the stock awards, identified in the table above under the heading "Outstanding Equity Awards at Fiscal Year-End". The specific value of such awards would be determined based on the terms and conditions of such change of control, including the per share price of common stock exchanged in the transaction.

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

        During 2008 and 2007, in addition to annual advisory fees of $0.5 million, the Company paid $0.0 million and $0.4 million, respectively to Gilbert Global for fees associated with financing and acquisition transactions.

Director Independence

        As a debt-only filer, the Company is not required to have a majority of its Board consist of independent directors.

 Item 14.    Principal Accountants Fees and Services

        The following table represents aggregate fees billed to the Company for fiscal years ended December 31 by KPMG LLP, the Company's independent registered public accounting firm.

	Fiscal Years Ended
	2008	2007
Audit fees	$237,250	$232,000
Tax fees(1)	54,000	86,000

Total fees(2)	$291,250	$318,000

  (1)
  Primarily tax returns, advice and planning

  (2)
  All fees have been approved by the Audit Committee

        The Audit Committee has considered whether performance of services other than audit services is compatible with maintaining the independence of KPMG LLP.

Auditor Fees Pre-approval Policy

        In 2003, the Audit Committee adopted a policy concerning approval of audit and non-audit services to be provided by the independent registered public accounting firm to the Company. The policy requires that all services KPMG LLP, the Company's independent registered public accounting firm, may provide to the Company, including audit services and permitted audit-related and non-audit services, excluding certain designated tax services, must be approved by the Audit Committee. The Committee approved all audit and non-audit services provided by KPMG during 2008.

PART IV

Item 15.    Exhibits and Financial Statements Schedule

1.
Financial Statements.    The following financial statements of True Temper Sports, Inc. have been included in part II, item 8 of this report on Form 10-K:

  Report of Independent Registered Public Accounting Firm

  Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

  Consolidated Balance Sheets at December 31, 2008 and 2007

  Consolidated Statements of Stockholder's Equity and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006

  Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

  Notes to the Consolidated Financial Statements

2.
Financial Statement Schedule.

 SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
	Dollars in thousands (debit)/credit
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2006	$411	100	—	(34)	$477
Year ended December 31, 2007	$477	65	—	(99)	$443
Year ended December 31, 2008	$443	587	—	(782)	$248

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

TRUE TEMPER SPORTS, INC.
By:	/s/ SCOTT C. HENNESSY
Name:	Scott C. Hennessy
Title:	President and Chief Executive Officer
Date:	March 31, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ STEVEN J. GILBERT
Name:	Steven J. Gilbert
Title:	Director and Co-Chairman
Date:	March 31, 2009
By:	/s/ STEVEN KOTLER
Name:	Steven Kotler
Title:	Director and Co-Chairman
Date:	March 31, 2009
By:	/s/ RICHARD W. GAENZLE, JR.
Name:	Richard W. Gaenzle, Jr.
Title:	Director
Date:	March 31, 2009
By:	/s/ JEFFREY W. JOHNSON
Name:	Jeffrey W. Johnson
Title:	Director
Date:	March 31, 2009
By:	/s/ WILLIAM P. LAUDER
Name:	William P. Lauder
Title:	Director
Date:	March 31, 2009

By:	/s/ SCOTT C. HENNESSY
Name:	Scott C. Hennessy
Title:	President, Chief Executive Officer and Director
Date:	March 31, 2009
By:	/s/ JASON A. JENNE
Name:	Jason A. Jenne
Title:	Vice President, Chief Financial Officer and Principal Accounting Officer
Date:	March 31, 2009

INDEX TO EXHIBITS

1.1	Purchase Agreement, dated as of March 3, 2004, among True Temper Sports, Inc., Credit Suisse First Boston LLC and Goldman, Sachs & Co. (filed as Exhibit 1.1 to True Temper Sports, Inc.'s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*
3.1
Amended and Restated Certificate of Incorporation of True Temper Sports, Inc. (filed as Exhibit 3.1 to True Temper Sports, Inc.'s Registration Statement on Form S-4 (No. 333-72343), as filed with the Securities and Exchange Commission on February 12, 1999).*
3.2
By-laws of True Temper Sports, Inc. (filed as Exhibit 3.2 to True Temper Sports, Inc.'s Registration Statement on Form S-4 (No. 333-72343), as filed with the Securities and Exchange Commission on February 12, 1999).*
4.1
Indenture, dated as of March 15, 2004, among True Temper Sports, Inc., the Guarantors identified therein, and The Bank of New York (filed as Exhibit 4.1 to True Temper Sports, Inc.'s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*
4.2
Form of Senior Subordinated Note due 2011 (filed as Exhibit 4.2 to True Temper Sports, Inc.'s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*
4.3
Registration Rights Agreement, dated as of March 15, 2004, among True Temper Sports, Inc., El Cajon Equipment Corporation, True Temper Sports-PRC Holdings, Inc., Credit Suisse First Boston LLC and Goldman, Sachs & Co (filed as Exhibit 4.3 to True Temper Sports, Inc.'s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*
10.1
Management Services Agreement, dated as of March 15, 2004, between GGEP Management, L.L.C., GGEP Management (Bermuda) Ltd., and True Temper Sports, Inc. (filed as Exhibit 10.1 to True Temper Sports, Inc.'s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*
10.2
Shareholders Agreement, dated as of March 15, 2004, by and among True Temper Corporation, TTS Holdings LLC and the Other Investors identified therein (filed as Exhibit 10.2 to True Temper Sports, Inc.'s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*
10.3
True Temper Corporation 2004 Equity Incentive Plan, dated as of March 15, 2004 (filed as Exhibit 10.3 to True Temper Sports, Inc.'s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*
10.4
Credit Agreement, dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc, the Lenders identified therein, Credit Suisse First Boston, Antares Capital Corporation, Goldman Sachs Credit Partners L.P. and Merrill Lynch Capital (filed as Exhibit 10.4 to True Temper Sports, Inc.'s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*
10.5
Tax Sharing and Administrative Services Agreement, dated as of March 15, 2004, by and among True Temper Corporation, True Temper Sports, Inc., El Cajon Equipment Corporation and True Temper Sports-PRC Holdings, Inc. (filed as Exhibit 10.5 to True Temper Sports, Inc.'s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2004).*

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