Form 10-Q
period 2009-03-29
TRUE TEMPER SPORTS INC
filed 2009-05-13
CIK 1078547

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2009
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

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of May 12, 2009, the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

 TRUE TEMPER SPORTS, INC.

INDEX

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Quarter Ended
	March 29, 2009	March 30, 2008
NET SALES	$18,439	$35,827
Cost of sales	15,691	23,329

GROSS PROFIT	2,748	12,498
Selling, general and administrative expenses	2,999	3,867
Amortization of intangible assets	3,739	3,734
Restructuring, business development, start-up and transition costs	1,753	254

OPERATING (LOSS) INCOME	(5,743)	4,643
Interest expense, net	5,718	6,168
Other expenses	11	43

LOSS BEFORE INCOME TAXES	(11,472)	(1,568)
Income tax (benefit) expense	(11)	31

NET LOSS	$(11,461)	$(1,599)

See accompanying notes to condensed consolidated financial statements

 TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 29, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,766	$14,719
Receivables, net	17,332	18,616
Inventories	29,909	31,850
Deferred tax assets	1,237	1,237
Prepaid expenses and other current assets	3,457	2,349

Total current assets	64,701	68,771
Property, plant and equipment, net	18,219	18,696
Intangible assets, net	100,692	104,431
Other assets	6,582	6,979

Total assets	$190,194	$198,877

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES
Current portion of long-term debt	$271,733	$271,733
Accounts payable	4,684	5,543
Accrued interest	7,233	4,338
Accrued expenses and other current liabilities	9,565	9,529

Total current liabilities	293,215	291,143
Deferred tax liabilities	10,134	10,134
Long-term debt, net of current portion	—	—
Other liabilities	12,865	12,891

Total liabilities	316,214	314,168
STOCKHOLDER'S DEFICIT
Common stock—par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	122,673	122,673
Accumulated deficit	(237,024)	(225,563)
Accumulated other comprehensive loss, net of taxes	(11,669)	(12,401)

Total stockholder's deficit	(126,020)	(115,291)
Commitments and contingent liabilities (See Note 8)

Total liabilities and stockholder's deficit	$190,194	$198,877

See accompanying notes to condensed consolidated financial statements

 TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarter Ended
	March 29, 2009	March 30, 2008
OPERATING ACTIVITIES
Net loss	$(11,461)	$(1,599)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	793	846
Amortization of deferred financing costs	465	461
Amortization of intangible assets	3,739	3,734
(Gain) loss on disposal of property, plant and equipment	(15)	13
Change in accrued interest	2,895	(2,780)
Changes in other operating assets and liabilities, net	1,999	(655)

Net cash provided by (used in) operating activities	(1,585)	20
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(365)	(440)
Proceeds from sale of property, plant and equipment	64	—

Net cash used in investing activities	(301)	(440)
FINANCING ACTIVITIES
Dividends paid to True Temper Corporation	—	(475)
Other financing activity	(67)	(61)

Net cash used in financing activities	(67)	(536)
Net decrease in cash and cash equivalents	(1,953)	(956)
Cash and cash equivalents at beginning of period	14,719	4,722

Cash and cash equivalents at end of period	$12,766	$3,766

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(Dollars in thousands unless otherwise indicated)

1) Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of True Temper Sports, Inc. and subsidiaries ("True Temper" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by U.S. generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the unaudited condensed consolidated financial statements as of and for the periods ended March 29, 2009 and March 30, 2008 include all adjustments, consisting of only normal recurring adjustments, which are necessary for the fair presentation of results for interim periods.

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

2) Stock-Based Compensation

        On August 10, 2005 TTC issued, to certain employees in return for service, a total of 525,400 stock options and stock appreciation rights ("Equity Incentive Awards") to purchase common stock of TTC for $13.56 per share. The Equity Incentive Awards have a term of ten years, and vest and become exercisable at various times and under various conditions through August 10, 2012; with certain acceleration features based on performance criteria. During the year ended December 31, 2008, a total of 60,000 Equity Incentive Awards were granted and none were exercised or forfeited.

        There have been no Equity Incentive Awards granted, exercised or forfeited in the first quarter of 2009. The weighted average remaining contractual life of the Equity Incentive Awards is between six and seven years.

        In addition, TTC has 354,000 equity awards which vest only upon a sale of TTC and achievement of certain other terms as described in the awards. As of March 29, 2009, the events required for vesting of these awards are not expected to occur in the near term.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

3) Inventories

	March 29, 2009	December 31, 2008
Raw materials	$4,170	$5,995
Work in process	2,719	2,598
Finished goods	23,020	23,257

Total	$29,909	$31,850

4) Segment Reporting

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

	Quarter Ended
	March 29, 2009	March 30, 2008
Net sales:
Golf shafts	$15,054	$31,922
Performance sports	3,385	3,905

Total	$18,439	$35,827

Gross profit:
Golf shafts	$2,076	$11,608
Performance sports	672	890

Total	$2,748	$12,498

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

        Following is a reconciliation of total reportable segment gross profit to total Company loss before income taxes:

	Quarter Ended
	March 29, 2009	March 30, 2008
Total reportable segment gross profit	$2,748	$12,498
Less:
Selling, general and administrative expenses	2,999	3,867
Amortization of intangible assets	3,739	3,734
Restructuring, business development, start-up and transition costs	1,753	254
Interest expense, net	5,718	6,168
Other expense, net	11	43

Total Company loss before income taxes	$(11,472)	$(1,568)

(b) Sales by Geographic Region

        The geographic distribution of the Company's net sales, by location of customer, is summarized as follows:

	Quarter Ended
	March 29, 2009	March 30, 2008
U.S.	$11,180	$23,794
International	7,259	12,033

Total	$18,439	$35,827

5) Comprehensive Loss

        Total comprehensive loss and its components for the periods covered by this report are as follows:

	Quarter Ended
	March 29, 2009	March 30, 2008
Net loss	$(11,461)	$(1,599)
Mark to market adjustment on derivative instruments	732	167

Total comprehensive loss	$(10,729)	$(1,432)

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

(Unaudited)
(Dollars in thousands unless otherwise indicated)

6) Pension and Other Postretirement Benefits

        The following table reflects the Company's net periodic pension benefit expense and cash contributions to its pension plan, as well as the net periodic postretirement benefit expense related to its unfunded health care plan for retirees, for the periods covered by this report:

	Quarter Ended
	March 29, 2009	March 30, 2008
Pension Plan:
Net periodic pension benefit expense	$171	$164
Cash contributions to the pension plan	$260	$105
Postretirement Health Plan:
Net periodic postretirement benefit expense	$148	$148

7) Borrowings

        Long-term debt as of March 29, 2009 and December 31, 2008 consisted of the following:

	March 29, 2009	December 31, 2008
8 3/8% Senior Subordinated Notes due 2011	$125,000	$125,000
2006 Restated Credit Facility	101,733	101,733
Second Lien	45,000	45,000

Total debt	271,733	271,733
Less current portion	271,733	271,733

Long-term debt, net of current portion	$—	$—

        On January 22, 2007, the Company executed an amendment to its 2006 Restated Credit Facility (the "Second Amendment"). The Second Amendment was made effective as of December 20, 2006. The Second Amendment was executed in conjunction with a second lien financing effort, described more fully below, and related acquisition of CN Precision. In addition to allowing the flexibility for such second lien financing, the Second Amendment also provided adjustments to certain specified financial ratios and tests included in the 2006 Restated Credit Facility. As part of the Second Amendment, the margin adder on LIBOR based loans was increased to between 3.0% and 3.25%, depending on financial ratios, beginning January 22, 2007. Due to the events of default described below, interest on the 2006 Restated Credit Facility will accrue at the base rate which is the greater of (a) the Prime Rate, or (b) the Federal Funds Effective Rate in effect at the beginning of each quarter. A margin adder of 2.5% and a default margin adder of 2.0% is added to the base rate.

        On January 22, 2007, the Company executed a Second Lien Credit Agreement (the "Second Lien"). The Second Lien included additional term loans of approximately $45.0 million, with $24.7 million of the proceeds being used to pay down the debt under the 2006 Restated Credit Facility. The margin adder under the Second Lien is 4.5% or 5.5%, depending on the type of borrowing. The maturity date of the Second Lien is June 30, 2011. The Second Lien does not amortize. Due to the

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

events of default described below, interest on the Second Lien will accrue at the base rate which is the greater of (a) the Prime Rate, or (b) the Federal Funds Effective Rate in effect at the beginning of each quarter. A margin adder of 5.0% and a default margin adder of 2.0% is added to the base rate.

        Due to the events of default described below, interest on the 8 3/8% Notes will accrue at the default rate of 9 3/8%.

        Substantially all of the Company's assets are pledged as collateral under the 2006 Restated Credit Facility and the Second Lien. The 2006 Restated Credit Facility, the Second Lien, and the 8 3/8% Senior Subordinated Notes due 2011 (the "8 3/8% Notes") contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit the Company's ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. Furthermore, the 2006 Restated Credit Facility and the Second Lien require certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of the Company's excess cash flows as defined within each credit agreement. The 2006 Restated Credit Facility and the Second Lien also require the Company to maintain certain specified financial ratios and tests including minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. As of March 29, 2009, the Company was not in compliance with these ratios.

        On April 23, 2008, the Company entered into interest rate swap agreements to fix the underlying LIBOR borrowing base rate on $100.0 million of its variable rate debt at approximately 3.20% for a period of approximately 24 months. The Company has designated the interest rate swaps as cash flow hedges for accounting purposes.

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

        Also on March 16, 2009, the Company did not pay interest then due to the holders of its 8 3/8% Notes. The failure to pay interest constituted an Event of Default under the Indenture, which gave the holders of the 8 3/8% Notes the right to accelerate the payment of the principal together with accrued and unpaid interest thereon. The non-payment of principal then due under the 2006 Restated Credit Facility described above also constituted an Event of Default under the Indenture, giving the holders of the 8 3/8% Notes the right to immediately accelerate the repayment of the principal of the 8 3/8% Notes together with accrued and unpaid interest thereon.

        The non-payment of interest under the Indenture also constituted an Event of Default under the Second Lien, giving the lenders the right to accelerate the repayment of amounts borrowed under the Second Lien together with accrued and unpaid interest thereon. The non-payment of principal under the 2006 Restated Credit Facility, if continued for 90 days after notice or if the maturity of principal of the 2006 Restated Credit Facility is accelerated, will constitute an Event of Default under the Second

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

Lien, giving the lenders the right to accelerate the repayment of amounts borrowed under the Second Lien together with accrued and unpaid interest thereon.

        Due to the events of default described above, all of the Company's debt has been classified as a current liability on its consolidated balance sheets as of March 29, 2009 and December 31, 2008.

        The Company has negotiated the terms of a 90-day forbearance with all of the lenders in the Company's revolving credit facility, and a majority of the lenders in the Company's 2006 Restated Credit Facility. Under the terms of the forbearance, the lenders in the Company's revolving credit facility and 2006 Restated Credit Facility have agreed not to exercise their rights as a result of this default through June 16, 2009, provided the Company adheres to the requirements of the forbearance terms. Upon expiration of the forbearance period, the forbearance shall be immediately and automatically terminated and be of no further force or effect. The Company's non-compliance with the aforementioned covenants, decreasing revenues resulting from the current global economic downturn, and substantial annual cash interest payment requirements raise substantial doubt about its ability to continue as a going concern under its existing capital structure.

        The Company has retained the investment banking firm, Lazard Middle Market, to assist it in exploring alternatives to enhance the Company's capital structure. The Company is currently in ongoing discussions with certain lenders under the 2006 Restated Credit Facility, the Second Lien, and the 8 3/8% Notes to refinance or restructure its debt. In addition to addressing the Company's capital structure, management has also enacted restructuring plans to address operating costs by reducing headcount on a global basis, significantly reducing fixed costs at the Company's manufacturing facilities, renegotiating lease terms and rental rates for certain of the Company's facilities, and decreasing discretionary spending on items such as travel, entertainment, and certain marketing expenses.

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

        None of the lenders under the 2006 Restated Credit Facility or the Second Lien, nor any holders of 8 3/8% Notes have accelerated the payment of principal or interest under any of the applicable agreements as of the time of filing of this Quarterly Report on Form 10-Q.

8) Commitments and Contingencies

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

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

        The following table provides the changes in the Company's product warranties:

	Quarter Ended
	March 29, 2009	March 30, 2008
Balance at beginning of period	$318	$447
Accruals for warranties issued	272	373
Warranty claims paid	(140)	(287)

Balance at end of period	$450	$533

9) Fair Value Measurements

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

        As of March 29, 2009, cash flow hedging derivative liabilities were principally related to the fair value of foreign exchange forward contracts and interest rate swaps. These liabilities are included in accrued expenses and other current liabilities on the Company's consolidated balance sheet. The Company defines the fair value of foreign exchange forward contracts as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. Management estimates the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes for future contracts with similar terms, adjusted where necessary for maturity differences. Management estimates the fair value of its interest rate swaps by obtaining market quotes for future contracts with similar terms, adjusted where necessary for maturity differences and credit value adjustments to take into account non-performance risk and credit risk. To further estimate the fair value of the interest rate swaps, the Company uses estimates of future cash flows, which are discounted to a net present value, based on the forward LIBOR curve at the reporting date.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

        The following table sets forth, by level within the fair value hierarchy, the Company's derivative liabilities recorded at fair value on a recurring basis as of March 29, 2009:

True Temper Fair Value Measurements at Reporting Date

Description	March 29, 2009	Level 1	Level 2	Level 3
Derivatives (foreign exchange forward contracts)	$219	$—	$219	$—
Derivatives (interest rate swaps)	$2,269	$—	$—	$2,269

        The change in fair value of the interest rate swaps during the quarter ended March 29, 2009 represents an unrealized loss of $39 recognized in accumulated other comprehensive loss at March 29, 2009.

        Additional information related to the Company's derivative instruments is provided in Note 10.

        The fair value estimates presented herein are based on information available to management as of March 29, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

10) Derivative Instruments

        The Company uses foreign exchange forward contracts ("Instruments" or "Derivative Instruments") in its management of foreign currency exchange rate exposures. Instruments that are designated hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, must be effective at reducing the risks associated with the underlying exposure and must be designated as a hedge at the inception of the contract. Accordingly, changes in the market value of the Instruments must have a high degree of inverse correlation with changes in the market value or cash flows of the underlying hedged item. The Company formally assesses both at inception of the hedge and on an ongoing basis whether each derivative is highly effective in offsetting changes in fair value or cash flows of the hedged item. If it is determined that a derivative is not highly effective, the Company will discontinue hedge accounting prospectively and record any ineffectiveness in earnings.

        The Company has used Derivative Instruments to hedge several components of its revenue and cash collection stream, including, (i) anticipated foreign currency sales, (ii) accounts receivable denominated in foreign currencies, and (iii) cash balances maintained in foreign currencies. These contracts typically have maturities of less than one year.

        On April 23, 2008, the Company entered into interest rate swap agreements to fix the underlying LIBOR borrowing base rate on $100.0 million of its variable rate debt at approximately 3.20% for a period of approximately 24 months. The Company has designated the interest rate swaps as cash flow hedges for accounting purposes.

        The changes in the market value of Derivative Instruments designated as hedging instruments for anticipated foreign currency sales and the Company's interest rate swaps are recognized in the

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

consolidated balance sheets as a component of accumulated other comprehensive loss in stockholder's deficit. To the extent an Instrument is no longer effective as a hedge due to a change in the underlying exposure, gains and losses are recognized currently in the consolidated statements of operations as a component of cost of sales or interest expense for the foreign exchange contracts and interest rate swaps, respectively.

        The changes in the market value of Derivative Instruments hedging accounts receivable or cash denominated in foreign currency are recognized as a component of operating income (loss) during the period of the change, as they are marked to market on a monthly basis.

        The following table summarizes the contractual notional amounts of True Temper's forward foreign exchange contracts as of March 29, 2009 and December 31, 2008 (in U.S. dollars):

	March 29, 2009	December 31, 2008
Pound Sterling	$—	$1,284
Yen	5,476	9,497

Total	$5,476	$10,781

        The following table summarizes the impact of cash flow hedges on the Company's consolidated balance sheets as of March 29, 2009 and December 31, 2008:

		Asset Derivatives as of		Liability Derivatives as of
		March 29, 2009	December 31, 2008	March 29, 2009	December 31, 2008
Derivatives Designated as Hedging Instruments under SFAS No. 133
	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Interest rate swaps	Accrued expenses and other liabilities	$—	$—	$2,269	$2,230
Foreign exchange contracts	Accrued expenses and other liabilities	—	384	219	1,439

		$—	$384	$2,488	$3,669

        Note 9 contains additional disclosures regarding the fair value of the Company's Derivative Instruments.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

        The following table summarizes the impact of cash flow hedges on the Company's consolidated statements of operations for the quarters ending March 29, 2009 and December 31, 2008:

				Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss(1)
	Amount of Gain (Loss) Recognized in Other Comprehensive Loss(1)						Amount of Gain (Loss) Recognized in Income on Derivative(2)
			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss(1)
Derivatives in SFAS No. 133 Cash Flow Hedges	Quarter Ended March 29, 2009	Quarter Ended March 30, 2008		Quarter Ended March 29, 2009	Quarter Ended March 30, 2008	Location of Gain (Loss) Recognized in Income on Derivative(2)	Quarter Ended March 29, 2009	Quarter Ended March 30, 2008
Interest rate swaps	$(39)	$—	Interest expense	$—	$—	Other expenses	$—	$—
Foreign exchange contracts	399	235	Net sales	(128)	68	Cost of sales	(244)	—

	$360	$235		$(128)	$68		$(244)	$—

(1)
Effective portion of gain (loss)

(2)
Ineffective portion of gain (loss)

11) Restructuring, Business Development, Start-up and Transition Costs

        Restructuring, business development, start-up and transition costs in the first quarter of 2009 and 2008 include costs related to the start-up of steel golf shaft manufacturing at the Company's recently acquired facility in Suzhou, China. Restructuring, business development, start-up and transition costs in the first quarter of 2009 also reflect cost reduction and restructuring efforts enacted in direct response to the weakening global economy and golf market. These costs include severance payments for terminated employees, medical and other benefit continuation during severance periods, and outplacement assistance for terminated senior level management employees. The costs are expensed as incurred and separately identified in the condensed consolidated statements of operations as a component of operating (loss) income.

        The following table provides the changes in the Company's accrual for severance benefits related to the 2009 restructuring efforts as described above:

Quarter Ended March 29, 2009
Balance at beginning of period	$565
Liabilities accrued for severance benefits during the period	1,158
Severance benefits paid during the period	(632)

Balance at end of period	$1,091

12) Recent Accounting Pronouncements

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

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (sometimes called a minority interest) in a subsidiary and for the deconsolidation of a subsidiary and to provide consistency with SFAS No. 141. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on the Company's consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is effective for financial statements issued for periods beginning after November 15, 2008, with early application encouraged. This statement amends and expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and other related literature. The Company adopted the provisions of SFAS No. 161 in the first quarter of 2009 and has included the required disclosures in Note 10.

        In January 2009, the FASB issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (SFAS 107-1 and APB 28-1). This proposal amends FASB Statement No. 107, "Disclosures about Fair Values of Financial Instruments," to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements. This staff position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt SFAS 107-1 and APB 28-1 and provide the additional disclosure requirements for second quarter 2009.

        In December, 2008, the FASB issued Staff Position SFAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" (SFAS 132(R)-1). This staff position provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan and requires additional disclosure about how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. This staff position is effective for years ending after December 15, 2009. The Company has not yet evaluated the impact, if any, of this requirement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the more detailed information in the True Temper Sports, Inc. annual consolidated financial statements, including the notes thereto, appearing in the 2008 annual report on Form 10-K, filed with the SEC on March 31, 2009.

Company Overview

        True Temper Sports, Inc. ("True Temper" or the "Company"), a wholly owned subsidiary of True Temper Corporation ("TTC"), is a leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers ("OEMs") and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance sports products that offer high strength and tight tolerance tubular components to the bicycle, hockey and other recreational sports markets. In 2008, golf shaft sales represented 86% of total net sales, and performance sports sales represented 14%. During the first quarter of 2009, net sales of performance sports products represented 18% of total net sales.

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

Results of Operations

        The following table sets forth the components of net loss as a percentage of net sales for the periods indicated:

	Quarter Ended
	March 29, 2009	March 30, 2008
Net sales	100.0%	100.0%
Cost of sales	85.1	65.1

Gross profit	14.9	34.9
Selling, general and administrative expenses	16.3	10.8
Amortization of intangible assets	20.3	10.4
Business development, start-up and transition costs	9.5	0.7

Operating (loss) income	(31.2)	13.0
Interest expense, net	31.0	17.2
Other expenses	0.1	0.1

Loss before income taxes	(62.3)	(4.4)
Income tax (benefit) expense	(0.1)	0.1

Net loss	(62.2)%	(4.5)%

First Quarter Ended March 29, 2009 Compared to the First Quarter Ended March 30, 2008

        Net Sales for the first quarter of 2009 decreased approximately $17.4 million, or 48.5%, to $18.4 million from $35.8 million in the first quarter of 2008. Golf shaft sales decreased approximately $16.9 million, or 52.8%, to $15.1 million compared to the $31.9 million realized in the first quarter of 2008. The decrease in net sales is primarily related to a decrease in the unit volume of premium steel golf shafts due to a reduction in overall consumer discretionary spending associated with the current economic recession, combined with an overall reduction in the channel inventory located at both the retail and wholesale levels.

        Performance sports sales decreased approximately $0.5 million, or 13.3%, to $3.4 million from $3.9 million in the first quarter of 2008. Performance sports sales, while down on a year-over year basis, have not been impacted to the same degree as golf shafts as the Company continues to gain market share and execute on its performance sports growth strategy.

        Net sales to international customers decreased approximately $4.8 million, or 39.7%, to $7.3 million in the first quarter of 2009 from $12.0 million in the first quarter of 2008. This decrease is primarily related to a decrease in the unit volume of premium steel golf shafts due to a reduction in overall consumer discretionary spending associated with the current economic recession. International golf shaft sales have not been impacted to the same degree as domestic golf shaft sales as the Company continues to gain share in the Japanese market and major golf OEMs continue to shift product assembly into China.

        Gross Profit for the first quarter of 2009 decreased $9.8 million, or 78.0%, to $2.7 million from $12.5 million in the first quarter of 2008. Gross profit as a percentage of net sales decreased to 14.9% in the first quarter of 2009 from 34.9% in the first quarter of 2008. The decrease in gross profit as a percentage of net sales was driven by several factors, but resulted primarily from (i) fixed manufacturing costs being spread over significantly decreased sales and production volumes in both the golf and performance sports segments, and (ii) the mix of products sold being more heavily weighted toward lower priced steel and graphite golf shafts as well as performance sports products which generally have lower overall margins. The Company has implemented a number of cost reduction initiatives intended to somewhat offset the negative impact to gross profit margins. In order to position the Company to meet the currently reduced demand for steel golf shafts, total US workforce has been significantly reduced. In addition, the Company has instituted a number of fixed overhead cost reduction initiatives that are designed to remove $8.0 million in infrastructure costs on an annual basis. These reductions include position eliminations, utility and energy conservation programs, facility rationalization and freight program consolidation.

        Selling, General and Administrative Expenses ("SG&A") for the first quarter of 2009 decreased approximately $0.9 million, or 22.4%, to $3.0 million from $3.9 million in the first quarter of 2008. This decrease is primarily due to cost reduction programs in response to current economic conditions including reducing headcount, renegotiating lease terms and rental rates for certain of the Company's facilities, and reducing discretionary spending on items such as travel, entertainment, advertising and promotion. SG&A as a percentage of net sales increased to 16.3% from 10.8% in the first quarter of 2008 due to the decrease in net sales described above.

        Amortization of Intangible Assets was relatively stable at $3.7 million during the first quarter of both 2009 and 2008. Intangible assets were acquired in connection with (i) the Gilbert Global Acquisition in 2004, (ii) the acquisition of certain assets from Royal Precision in 2006, and (iii) the acquisition of CN Precision in 2007. Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.

        Restructuring, Business Development, Start-Up and Transition Costs for the first quarter of 2009 increased to $1.8 million from $0.3 million in the first quarter of 2008. The costs incurred in 2009 include (i) $1.2 million related to restructuring and cost reduction efforts enacted in direct response to the weakening global economy and golf market. These costs include severance payments for terminated employees, as well as medical and other benefit continuation during severance periods, (ii) $0.5 million in legal and advisory fees related to restructuring the Company's debt, and (iii) $0.1 million in start-up related costs for the continued ramp-up of production of steel golf shafts in Suzhou, China.

        Operating (Loss) Income for the first quarter of 2009 decreased approximately $10.4 million, to an operating loss of $5.7 million from operating income of $4.6 million in the first quarter of 2008. This decrease reflects the impact from gross profit, SG&A, and restructuring, business development, start-up and transition costs described above.

        Interest Expense, Net for the first quarter of 2009 decreased approximately $0.5 million, or 7.3%, to $5.7 million from $6.2 million in the first quarter of 2008. This decrease was due primarily to a decrease in the weighted average interest rate for the Company's variable rate debt as interest rates in both the US and Europe declined during the fourth quarter of 2008 and first quarter of 2009.

        Income Tax (Benefit) Expense decreased in the first quarter of 2009 to an income tax benefit of less than $0.1 million, compared to an income tax expense of slightly less than $0.1 million in the first quarter of 2008. This decrease was due primarily to foreign income tax refunds recorded in the first quarter of 2009.

        Net Loss for the first quarter of 2009 increased to a net loss of $11.5 million as compared to a net loss of $1.6 million in the first quarter of 2008. This decrease reflects the impact from gross profit, SG&A, restructuring, business development, start-up and transition costs, interest expense, and income tax expense (benefit) described above.

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

        Also in conjunction with the Gilbert Global Acquisition, the Company issued new 8 3/8% Senior Subordinated Notes due 2011 (the "8 3/8% Notes"). The 8 3/8% Notes require cash interest payments each March 15th and September 15th commencing on September 15, 2004. The 8 3/8% Notes are redeemable at the Company's option, under certain circumstances and at certain redemption prices, beginning March 15, 2008. Due to the events of default described below, interest on the 8 3/8% Notes will accrue at the default rate of 9 3/8%.

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

        On January 22, 2007, the Company executed an amendment to its 2006 Restated Credit Facility (the "Second Amendment"). The Second Amendment was made effective as of December 20, 2006. The Second Amendment was executed in conjunction with a second lien financing effort, described more fully below, and related acquisition, both described more fully in Note 7 to the condensed consolidated financial statements located elsewhere in this quarterly report. In addition to allowing the flexibility for such second lien financing, the Second Amendment also provided adjustments to certain specified financial ratios and tests included in the 2006 Restated Credit Facility. As part of the Second Amendment, the margin adder on LIBOR based loans was increased to between 3.00% and 3.25%, depending on financial ratios, beginning January 22, 2007. Due to the events of default described below, interest on the 2006 Restated Credit Facility will accrue at the base rate which is the greater of (a) the Prime Rate, or (b) the Federal Funds Effective Rate in effect at the beginning of each quarter. A margin adder of 2.5% and a default margin adder of 2.0% is added to the base rate.

        On January 22, 2007, the Company executed a Second Lien Credit Agreement (the "Second Lien"). The Second Lien includes additional term loans of approximately $45.0 million, with $24.7 million of the proceeds being used to pay down the debt under the 2006 Restated Credit Facility. The margin adder under the Second Lien is 4.5% or 5.5%, depending on the type of borrowing. The maturity date of the Second Lien is June 30, 2011. The Second Lien does not amortize. Due to the events of default described below, interest on the Second Lien will accrue at the base rate which is the greater of (a) the Prime Rate, or (b) the Federal Funds Effective Rate in effect at the beginning of each quarter. A margin adder of 5.0% and a default margin adder of 2.0% is added to the base rate.

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

        The 2006 Restated Credit Facility, the Second Lien, and the 8 3/8% Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit the Company's ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. Furthermore, the 2006 Restated Credit Facility and the Second Lien require certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of the Company's excess cash flows as defined within each credit agreement. The 2006 Restated Credit Facility and the Second Lien also require the Company to maintain certain specified financial ratios and tests including minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. The Company was not in compliance with these ratios at March 29, 2009.

        Due to the current global economic and retail market conditions, and the resulting impact on the overall golf industry, the Company was in noncompliance of certain financial covenants under its 2006 Restated Credit Facility and Second Lien Credit Agreement as of March 29, 2009; and as of March 16, 2009 the Company was in default on these credit agreements and its 8 3/8% Notes (as more fully described below). Effective March 16, 2009 the Company entered into a 90-day forbearance with all of the lenders in the Company's revolving credit facility, and a majority of the lenders in the Company's 2006 Restated Credit Facility. Under the terms of the forbearance, the lenders in the Company's revolving credit facility and 2006 Restated Credit Facility have agreed not to exercise their rights as a result of this default through June 16, 2009, provided the Company adheres to the requirements of the forbearance terms. Upon expiration of the forbearance period, the forbearance shall be immediately and automatically terminated and be of no further force or effect. The Company's non-compliance with the aforementioned covenants, decreasing revenues resulting from the current global economic downturn, and substantial annual cash interest payment requirements raise substantial doubt about its ability to continue as a going concern under its existing capital structure.

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

        Also on March 16, 2009, the Company did not pay interest then due to the holders of its 8 3/8% Notes. The failure to pay interest constituted an Event of Default under the Indenture, which gave the holders of the 8 3/8% Notes the right to accelerate the payment of the principal together with accrued and unpaid interest thereon. The non-payment of principal then due under the 2006 Restated Credit Facility described above also constituted an Event of Default under the Indenture, giving the holders of the 8 3/8% Notes the right to immediately accelerate the repayment of the principal of the 8 3/8% Notes together with accrued and unpaid interest thereon.

        The non-payment of interest under the Indenture also constituted an Event of Default under the Second Lien, giving the lenders the right to accelerate the repayment of amounts borrowed under the Second Lien together with accrued and unpaid interest thereon. The non-payment of principal under the 2006 Restated Credit Facility, if continued for 90 days after notice or if the maturity of principal of the 2006 Restated Credit Facility is accelerated, will constitute an Event of Default under the Second Lien, giving the lenders the right to accelerate the repayment of amounts borrowed under the Second Lien together with accrued and unpaid interest thereon. Substantially all of the Company's assets are pledged as collateral under the 2006 Restated Credit Facility and the Second Lien.

        Due to the events of default described above, all of the Company's debt has been classified as a current liability on its consolidated balance sheets as of March 29, 2009 and December 31, 2008.

        The Company has retained the investment banking firm Lazard Middle Market to assist it in exploring alternatives to enhance the Company's capital structure. The Company is currently in ongoing discussions with its lenders to refinance or restructure its debt. In addition to addressing the Company's capital structure, management has also enacted restructuring plans to address operating costs by significantly reducing headcount on a global basis, significantly reducing fixed costs at the Company's manufacturing facilities, renegotiating lease terms and rental rates for certain of the Company's facilities, and decreasing discretionary spending on items such as travel, entertainment, advertising and promotion.

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

        None of the lenders under the 2006 Restated Credit Facility or the Second Lien, nor any holders of 8 3/8% Notes have accelerated the payment of principal or interest under any of the applicable agreements as of the time of filing of this quarterly report on Form 10-Q.

Cash Flows from Operating Activities

        Net cash used in operating activities during the first quarter of 2009 was $1.6 million, compared to cash flows provided by operating activities of slightly less than $0.1 million during the first quarter of 2008.

        The use of cash in operating activities of $1.6 million in the first quarter of 2009 was primarily the result of $3.6 million in cash used in operations offset by an improvement in working capital of $2.0 million. The change in working capital consisted primarily of a decrease in inventories of $1.9 million associated with the Company's continued efforts to reduce its global stocking levels for all types of inventories, and a decrease in accounts receivable of $1.3 million associated with a decrease in sales and increased collection efforts.

        The source of cash from operating activities of slightly less than $0.1 million during the first quarter of 2008 was primarily the result of $0.7 million in cash generated from operations, offset by a use of cash in working capital of $0.7 million. The use of cash for working capital purposes related primarily to an increase in trade accounts receivable from December 31, 2007 to March 30, 2008 totaling $3.1 million, or 14.6%, which was driven by the revenue increase in first quarter of 2008.

Cash Flows from Investing Activities

        Cash flows from investing activities were a use of cash totaling $0.3 million during the first quarter of 2009, and a use of cash totaling $0.4 million during the first quarter of 2008. The use of cash in investing activities during the first quarters of 2009 and 2008 related primarily to routine capital expenditures for machinery and equipment.

Cash Flows from Financing Activities

        Cash flows from financing activities were a use of cash totaling $0.1 million during the first quarter of 2009, and a use of cash totaling $0.5 million in the first quarter of 2008.

        The cash used by financing activities during the first quarter of 2008 related primarily to a distribution to the Company's parent company, True Temper Corporation, to facilitate a contractual equity repurchase associated with a severance arrangement.

Existing Contractual Cash Obligations

        The following table reflects the Company's contractual cash obligations for principal and interest payments on long-term debt, operating leases and purchase commitments as of March 29, 2009 (dollars in millions). Amounts reflected as Long-Term Debt are based on the original, contractual payment dates under the Company's various debt agreements. As described more fully in Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report, due to non-compliance with various covenants in the 2006 Restated Credit Facility and Second Lien, and the failure to make required principal and interest payments under the 2006 Restated Credit Facility and the 8 3/8% Notes, respectively, the lenders in each of these debt agreements have the right to accelerate the contractual repayment of amounts borrowed into calendar 2009. As a result, the Company's debt has been classified as current on its consolidated balance sheets as of March 29, 2009 and December 31, 2008.

	Total	2009	2010 through 2011	2012 through 2013	Thereafter
Long-Term Debt(1 and 2)	$327.3	$40.7	$286.6	$—	$—
Operating Leases	4.5	0.9	2.3	1.3	—
Purchase Commitments(3)	1.5	1.5	—	—	—

Total(4)	$333.3	$43.1	$288.9	$1.3	$—

(1)
The Company's long-term debt agreements contain customary change of control provisions that could, under certain circumstances, cause accelerated debt repayment.

(2)
The anticipated interest payments on all variable rate debt included in the table above were calculated by using the current net settlement rates of approximately 2.00% on the interest rate swaps of $100.0 million, with a 7.50% default interest rate on the 2006 Restated Credit Facility debt and a default interest rate of 10.13% on the Second Lien debt. The anticipated interest payments on the 8 3/8% Notes are based on the default rate of 9 3/8%.

(3)
Amount represents the purchase commitments for nickel and natural gas used in the manufacture of steel golf shafts at the Amory, Mississippi facility. As of March 29, 2009, the Company had approximately $0.7 million in nickel purchase contracts and approximately $0.8 million in natural gas purchase contracts, all for calendar 2009.

(4)
This table does not include future obligations related to funding pension benefits.

Future Cash Generation and Use

        As illustrated above, the Company has considerable, contractual obligations related to principal and interest payments on its debt obligations. Given the current global economic downturn, and its impact on the golf industry and True Temper specifically, it is unlikely that the Company can meet the current obligations under all of its debt instruments. As more fully described elsewhere in this quarterly report, and in Note 7 to the condensed consolidated financial statements included herein, the Company is engaged in a review of its capital structure. The Company expects that ongoing discussions with its financial advisors and lenders will result in a plan that the Company can use to meet its future principal and interest obligations, under a modified capital structure.

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

Recent Accounting Pronouncements

        Information regarding recent accounting pronouncements is contained in Note 12 to the condensed consolidated financial statements, which is incorporated herein by this reference.

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

        The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. However, there are many risk factors, including but not limited to, the Company's substantial leverage, the Company's ability to service its debt, the general state of the economy, the Company's ability to execute its plans, fluctuations in the price and availability of energy, fluctuations in the price and availability of raw materials, potentially significant increases to employee health and welfare costs, competitive factors, and other risks that could cause the actual results to differ materially from the estimates or predictions contained in the Company's forward-looking statements. Additional information concerning the Company's risk factors is contained from time to time in the Company's public filings with the SEC; and most recently in the Risk Factors section of Item 1A to Part 1 of the Company's 2008 Annual Report on Form 10-K filed with the SEC on March 31, 2009.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

        The table below provides information about our debt obligations as of March 29, 2009 that are sensitive to changes in interest rates. The table presents cash flows and related weighted average interest rates at March 29, 2009 by expected maturity dates (dollars in millions). Expected maturity dates are based on the original, contractual payment dates under the Company's various debt agreements. As described more fully in Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report, due to non-compliance with various covenants in the 2006 Restated Credit Facility and Second Lien, and the failure to make required principal and interest payments under the 2006 Restated Credit Facility and the 8 3/8% Notes, respectively, the lenders in each of these debt agreements have the right to accelerate the contractual repayment of amounts borrowed into calendar 2009. As a result, the Company's debt has been classified as current on its consolidated balance sheets as of March 29, 2009 and December 31, 2008.

	Expected Maturity Date
LONG TERM DEBT	2009	2010	2011	2012	2013	Thereafter	Total
Fixed Rate 8 3/8% Senior Subordinated Notes	$—	$—	$125.0	$—	$—	$—	$125.0
Average Interest Rate(a)							9.38%
2006 Restated Credit Facility	18.0	71.1	12.6	—	—	—	$101.7
Average Interest Rate(b)(d)							6.89%
Second Lien	—	—	45.0	—	—	—	$45.0
Average Interest Rate(c)(d)							6.63%

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

(c)
The Second Lien is variable rate debt, which provides for interest at the Company's option, at (1) the base rate of the bank acting as administrative agent plus a margin adder of 4.50%, or (2) under a LIBOR option with a borrowing rate of LIBOR plus 5.50%. Since the Company is in default under its various debt agreements, interest will be at the base rate plus the applicable base rate margin adder and a 2.00% default margin adder on its variable rate debt upon the next repricing date which is April 23, 2009.

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

        The changes in the market value of Derivative Instruments hedging anticipated foreign currency sales are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholder's deficit. To the extent an instrument is no longer effective as a hedge due to a change in the underlying exposure, gains and losses are recognized currently in the consolidated statements of operations as a component of cost of sales.

        The changes in the market value of Derivative Instruments hedging accounts receivable or cash denominated in foreign currency are recognized as a component of operating income during the period of the change, as they are marked to market on a monthly basis. The estimated fair value of the foreign currency hedges was a liability of $0.2 million at March 29, 2009.

        The following table summarizes the contractual notional amounts of True Temper's forward foreign exchange contracts as of March 29, 2009 (in U.S. dollars in millions):

Pound Sterling	$—
Yen	5.5

Total	$5.5

        Assuming a hypothetical 10% adverse change in all foreign currencies, with the resulting functional currency gains and losses translated into U.S. dollars at the spot rate, the loss in fair value of exchange contracts held on March 29, 2009, would be $0.6 million. Those losses would be offset, in part, by gains on the underlying receivables and cash being hedged.

        Information concerning the Company's market risks related to commodities is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2008 Annual Report on Form 10-K, as filed with the SEC on March 31, 2009. This information has been omitted from this report as there have been no material changes to the Company's risks related to commodities as of March 29, 2009.

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

        Also on March 16, 2009, the Company did not pay interest then due to the holders of its 8 3/8% Notes. The failure to pay interest constituted an Event of Default under the Indenture, which gave the holders of the 8 3/8% Notes the right to accelerate the payment of the principal together with accrued and unpaid interest thereon. The non-payment of principal then due under the 2006 Restated Credit Facility described above also constituted an Event of Default under the Indenture, giving the holders of the 8 3/8% Notes the right to immediately accelerate the repayment of the principal of the 8 3/8% Notes together with accrued and unpaid interest thereon.

        The non-payment of interest under the Indenture also constituted an Event of Default under the Second Lien, giving the lenders the right to accelerate the repayment of amounts borrowed under the Second Lien together with accrued and unpaid interest thereon. The non-payment of principal under the 2006 Restated Credit Facility, if continued for 90 days after notice or if the maturity of principal of the 2006 Restated Credit Facility is accelerated, will constitute an Event of Default under the Second Lien, giving the lenders the right to accelerate the repayment of amounts borrowed under the Second Lien together with accrued and unpaid interest thereon. Substantially all of the Company's assets are pledged as collateral under the 2006 Restated Credit Facility and the Second Lien.

        The Company was in noncompliance of certain financial covenants under its 2006 Restated Credit Facility and Second Lien Credit Agreement as of March 29, 2009; and, as described above, as of March 16, 2009 the Company was in default on these credit agreements and its 8 3/8% Notes. The Company has negotiated the terms of a 90 day forbearance with all of the lenders in the Company's revolving credit facility, and a majority of the lenders in the Company's 2006 Restated Credit Facility. Under the terms of the forbearance, the lenders in the Company's revolving credit facility and 2006 Restated Credit Facility have agreed not to exercise their rights as a result of this default through June 16, 2009, provided the Company adheres to the requirements of the forbearance terms. Upon expiration of the forbearance period, the forbearance shall be immediately and automatically terminated and be of no further force or effect.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended March 29, 2009.

Item 5.    Other Information

        —Not Applicable—

Item 6.    Exhibits

10.1	†	Forbearance Agreement dated as of March 16, 2009 by and among True Temper Corporation, True Temper Sports, Inc., True Temper Sports-PRC Holdings, Inc., El Cajon Equipment Corporation, Credit Suisse, and the lenders identified in the Amended and Restated Credit Agreement dated as of March 27, 2006 (amending and restating the Credit Agreement dated as of March 15, 2004) (as otherwise amended, restated, supplemented, waived or otherwise modified from time to time).**
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

**
Filed herewith.

†
Confidential treatment has been requested for portions of this document. Omitted portions have been filed separately with the SEC.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2009.

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