Form 10-Q
period 2009-06-28
TRUE TEMPER SPORTS INC
filed 2009-08-12
CIK 1078547

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2009
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

        As of August 11, 2009, the Registrant had 100 shares of Common Stock, $0.01 par value per share, outstanding.

 TRUE TEMPER SPORTS, INC.

INDEX

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)

	Quarter Ended		Year-To-Date
	June 28, 2009	June 29, 2008	June 28 2009	June 29, 2008
NET SALES	$21,213	$37,734	$39,652	$73,561
Cost of sales	17,944	23,763	33,635	47,092

GROSS PROFIT	3,269	13,971	6,017	26,469
Selling, general and administrative expenses	2,983	4,475	5,982	8,342
Amortization of intangible assets	3,740	3,735	7,479	7,469
Restructuring, business development, start-up and transition costs	2,643	229	4,396	483

OPERATING (LOSS) INCOME	(6,097)	5,532	(11,840)	10,175
Interest expense, net	6,515	5,657	12,233	11,825
Other expenses	29	24	40	67

LOSS BEFORE INCOME TAXES	(12,641)	(149)	(24,113)	(1,717)
Income tax expense (benefit)	43	(55)	32	(24)

NET LOSS	$(12,684)	$(94)	$(24,145)	$(1,693)

See accompanying notes to condensed consolidated financial statements

 TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 28, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,882	$14,719
Receivables, net	16,594	18,616
Inventories	25,163	31,850
Deferred tax assets	1,237	1,237
Prepaid expenses and other current assets	3,769	2,349

Total current assets	59,645	68,771
Property, plant and equipment, net	17,672	18,696
Intangible assets, net	96,952	104,431
Other assets	6,185	6,979

Total assets	$180,454	$198,877

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES
Current portion of long-term debt	$271,934	$271,733
Accounts payable	3,400	5,543
Accrued interest	10,925	4,338
Accrued expenses and other current liabilities	9,886	9,529

Total current liabilities	296,145	291,143
Deferred tax liabilities	10,134	10,134
Long-term debt, net of current portion	—	—
Other liabilities	12,753	12,891

Total liabilities	319,032	314,168
STOCKHOLDER'S DEFICIT
Common stock—par value $0.01 per share; authorized 1,000 shares; issued and outstanding 100 shares	—	—
Additional paid-in capital	122,673	122,673
Accumulated deficit	(249,708)	(225,563)
Accumulated other comprehensive loss, net of taxes	(11,543)	(12,401)

Total stockholder's deficit	(138,578)	(115,291)
Commitments and contingent liabilities (See Note 8)	—	—

Total liabilities and stockholder's deficit	$180,454	$198,877

See accompanying notes to condensed consolidated financial statements

 TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year-To-Date
	June 28, 2009	June 29, 2008
OPERATING ACTIVITIES
Net loss	$(24,145)	$(1,693)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,544	1,646
Amortization of deferred financing costs	928	925
Amortization of intangible assets	7,479	7,469
(Gain) loss on disposal of property, plant and equipment	(11)	22
Change in accrued interest	6,587	(450)
Changes in other operating assets and liabilities, net	6,663	(5,513)

Net cash (used in) provided by operating activities	(955)	2,406
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(585)	(1,250)
Proceeds from sale of property, plant and equipment	76	—

Net cash used in investing activities	(509)	(1,250)
FINANCING ACTIVITIES
Principal payments on bank debt	(247)	(247)
Dividends paid to True Temper Corporation	—	(475)
Other financing activity	(126)	(142)

Net cash used in financing activities	(373)	(864)
Net (decrease) increase in cash and cash equivalents	(1,837)	292
Cash and cash equivalents at beginning of period	14,719	4,722

Cash and cash equivalents at end of period	$12,882	$5,014

See accompanying notes to condensed consolidated financial statements

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(Dollars in thousands unless otherwise indicated)

1) Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of True Temper Sports, Inc. and subsidiaries ("True Temper" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and consequently do not include all the disclosures required by U.S. generally accepted accounting principles. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the unaudited condensed consolidated financial statements as of and for the periods ended June 28, 2009 and June 29, 2008 include all adjustments, consisting of only normal recurring adjustments, which are necessary for the fair presentation of results for interim periods.

        The Company's fiscal year begins on January 1 and ends on December 31 of each year. During the course of the year, the Company closes its books on a monthly and quarterly basis following a 4,4,5 week closing calendar. Since the Company uses Sunday as the last day of each period (with the exception of December) the number of days in the first and fourth quarters of any given year can vary depending on which day of the week January 1st falls on.

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

        There have been no Equity Incentive Awards granted, exercised or forfeited in 2009. The weighted average remaining contractual life of the Equity Incentive Awards is between six and seven years.

        In addition, TTC has 354,000 equity awards which vest only upon a sale of TTC and achievement of certain other terms as described in the awards. As of June 28, 2009, the events required for vesting of these awards are not expected to occur in the near term.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

3) Inventories

	June 28, 2009	December 31, 2008
Raw materials	$3,436	$5,995
Work in process	2,557	2,598
Finished goods	19,170	23,257

Total	$25,163	$31,850

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

	Quarter Ended		Year-To-Date
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales:
Golf shafts	$18,031	$31,284	$33,085	$63,206
Performance sports	3,182	6,450	6,567	10,355

Total	$21,213	$37,734	$39,652	$73,561

Gross profit:
Golf shafts	$2,435	$12,766	$4,511	$24,374
Performance sports	834	1,205	1,506	2,095

Total	$3,269	$13,971	$6,017	$26,469

        Following is a reconciliation of total reportable segment gross profit to total Company loss before income taxes:

	Quarter Ended		Year-To-Date
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Total reportable segment gross profit	$3,269	$13,971	$6,017	$26,469
Less:
Selling, general and administrative expenses	2,983	4,475	5,982	8,342
Amortization of intangible assets	3,740	3,735	7,479	7,469
Restructuring, business development, start-up and transition costs	2,643	229	4,396	483
Interest expense, net	6,515	5,657	12,233	11,825
Other expenses	29	24	40	67

Total Company loss before income taxes	$(12,641)	$(149)	$(24,113)	$(1,717)

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

  (b) Sales by Geographic Region

        The geographic distribution of the Company's net sales, by location of customer, is summarized as follows:

	Quarter Ended		Year-To-Date
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
U.S.	$14,606	$23,763	$25,786	$47,556
International	6,607	13,971	13,866	26,005

Total	$21,213	$37,734	$39,652	$73,561

5) Comprehensive Income (Loss)

        Total comprehensive loss and its components for the periods covered by this report are as follows:

	Quarter Ended		Year-To-Date
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net loss	$(12,684)	$(94)	$(24,145)	$(1,693)
Mark to market adjustment on derivative instruments, net of taxes	126	342	858	509

Total comprehensive income (loss)	$(12,558)	$248	$(23,287)	$(1,184)

6) Pension and Other Postretirement Benefits

        The following table reflects the Company's net periodic pension benefit expense and cash contributions to its pension plan, as well as the net periodic postretirement benefit expense related to its unfunded health care plan for retirees, for the periods covered by this report:

	Quarter Ended		Year-To-Date
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Pension Plan:
Net periodic pension benefit expense	$182	$162	$353	$326
Cash contributions to the pension plan	$361	$489	$621	$594
Postretirement Health Plan:
Net periodic postretirement benefit expense	$176	$148	$324	$296

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

7) Borrowings

        Long-term debt as of June 28, 2009 and December 31, 2008 consisted of the following:

	June 28, 2009	December 31, 2008
8 3/8% Senior Subordinated Notes due 2011	$125,000	$125,000
2006 Restated Credit Facility	101,934	101,733
Second Lien	45,000	45,000

Total debt	271,934	271,733
Less current portion	271,934	271,733

Long-term debt, net of current portion	$—	$—

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

        Substantially all of the Company's assets are pledged as collateral under the 2006 Restated Credit Facility and the Second Lien. The 2006 Restated Credit Facility, the Second Lien, and the 8 3/8% Senior Subordinated Notes due 2011 (the "8 3/8% Notes") contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit the Company's ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. Furthermore, the 2006 Restated Credit Facility and the Second Lien require certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of the Company's excess cash flows as defined within each credit agreement. The 2006 Restated Credit Facility and the Second Lien also require the Company to maintain certain specified financial ratios and tests including minimum interest

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

coverage and fixed charge coverage ratios, and maximum leverage ratios. As of June 28, 2009, the Company was not in compliance with these ratios.

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

        The non-payment of interest under the Indenture also constituted an Event of Default under the Second Lien, giving the lenders the right to accelerate the repayment of amounts borrowed under the Second Lien together with accrued and unpaid interest thereon. The non-payment of principal under the 2006 Restated Credit Facility, if continued for 90 days after notice or if the maturity of principal of the 2006 Restated Credit Facility is accelerated, will also constitute an Event of Default under the Second Lien, giving the lenders the right to accelerate the repayment of amounts borrowed under the Second Lien together with accrued and unpaid interest thereon.

        Due to the events of default described above, all of the Company's debt has been classified as a current liability on its condensed consolidated balance sheets as of June 28, 2009 and December 31, 2008.

        On March 16, 2009, the Company entered into a 90-day forbearance with all of the lenders in the Company's revolving credit facility and a majority of the lenders in the Company's 2006 Restated Credit Facility. Under the terms of the forbearance, the lenders in the Company's revolving credit facility and 2006 Restated Credit Facility have agreed not to exercise their rights as a result of this default through June 16, 2009, provided the Company adheres to the requirements of the forbearance terms. On June 16, 2009, the forbearance agreement was amended, extending the expiration of the forbearance period through July 16, 2009. On July 16, 2009, the forbearance agreement was amended again, extending the expiration of the forbearance agreement through August 17, 2009. Upon expiration of the forbearance period, the forbearance shall be immediately and automatically terminated and be of no further force or effect and the lenders may then exercise their rights under the lending agreements.

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

        The following table provides the changes in the Company's product warranties:

	Quarter Ended		Year-To-Date
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Balance at beginning of period	$450	$533	$318	$447
Accruals for warranties issued	501	147	773	520
Warranty claims paid	(338)	(153)	(478)	(440)

Balance at end of period	$613	$527	$613	$527

9) Fair Value Measurements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. SFAS No. 157 defines fair

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to certain nonfinancial assets and liabilities are effective for financial statements issued for fiscal years beginning after November 15, 2008. The remaining provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company adopted such provisions effective January 1, 2008.

        SFAS No. 157 defines the inputs used to measure fair value into the following fair value hierarchy:

    Level 1: Quoted market prices in active markets for identical assets or liabilities.

    Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

    Level 3: Unobservable inputs reflecting the reporting entity's own assumptions.

        As a result of recent market conditions and the events of default as described in Note 7, there is limited or no observable market data available regarding the fair value of the Company's variable and fixed rate debt; thus determination of estimated fair value of such debt is not practicable. Fair value measurements for these instruments fall within Level 3 of the fair value hierarchy of FASB Statement No. 157, Fair Value Measurements. These fair value measurements are based primarily upon our own estimates and are often calculated based on the current economic and competitive environment, the characteristics of the instrument, credit, interest, and currency rate risks, and other such factors. Therefore, the results cannot be determined with precision, cannot be substantiated by comparison to quoted prices in active markets, and may not be realized in a current sale or immediate settlement of the liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including discount rates, liquidity risks, and estimates of future cash flows, could significantly affect the fair value measurement amounts. Based on the Company's estimates, the fair value of the Company's total debt is substantially less than the book value at June 28, 2009.

        As of June 28, 2009, cash flow hedging derivative liabilities were principally related to the fair value of foreign exchange forward contracts and interest rate swaps. These liabilities are included in accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet. The Company defines the fair value of foreign exchange forward contracts as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. Management estimates the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes for future contracts with similar terms, adjusted where necessary for maturity differences. Management estimates the fair value of its interest rate swaps by obtaining market quotes for future contracts with similar terms, adjusted where necessary for maturity differences and credit value adjustments to take into account non-performance risk and credit risk. To further estimate the fair value of the interest rate swaps, the Company uses estimates of future cash flows, which are discounted to a net present value, based on the forward LIBOR curve at the reporting date.

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

        The following table sets forth, by level within the fair value hierarchy, the Company's derivative liabilities recorded at fair value on a recurring basis as of June 28, 2009:

True Temper Fair Value Measurements at Reporting Date

Description	June 28, 2009	Level 1	Level 2	Level 3
Derivatives (foreign exchange forward contracts)	$248	$—	$248	$—
Derivatives (interest rate swaps)	$2,207	$—	$—	$2,207

        Additional information related to the Company's derivative instruments is provided in Note 10.

        The fair value estimates presented herein are based on information available to management as of June 28, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

        The changes in the market value of Derivative Instruments designated as hedging instruments for anticipated foreign currency sales and the Company's interest rate swaps are recognized in the consolidated balance sheets as a component of accumulated other comprehensive loss in stockholder's deficit. To the extent an Instrument is no longer effective as a hedge due to a change in the underlying exposure, gains and losses are recognized currently in the consolidated statements of operations as a component of cost of sales or interest expense for the foreign exchange contracts and interest rate swaps, respectively.

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

        The following table summarizes the contractual notional amounts of True Temper's forward foreign exchange contracts as of June 28, 2009 and December 31, 2008 (in U.S. dollars):

	June 28, 2009	December 31, 2008
Pound Sterling	$—	$1,284
Yen	4,115	9,497

Total	$4,115	$10,781

        The following table summarizes the impact of cash flow hedges on the Company's consolidated balance sheets as of June 28, 2009 and December 31, 2008:

		Asset Derivatives as of		Liability Derivatives as of
		June 28, 2009	December 31, 2008	June 28, 2009	December 31, 2008
	Balance Sheet Location
Derivatives Designated as Hedging Instruments under SFAS No. 133		Fair Value	Fair Value	Fair Value	Fair Value
Interest rate swaps	Accrued expenses and other liabilities	$—	$—	$2,207	$2,230
Forward foreign exchange contracts	Accrued expenses and other liabilities	—	384	248	1,439

		$—	$384	$2,455	$3,669

        Note 9 contains additional disclosures regarding the fair value of the Company's Derivative Instruments.

        The following table summarizes the impact of cash flow hedges on the Company's consolidated statements of operations for the quarters ending June 28, 2009 and June 29, 2008:

				Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss(1)
	Amount of Gain (Loss) Recognized in Other Comprehensive Loss(1)						Amount of Gain (Loss) Recognized in Income on Derivative(2)
			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss(1)
						Location of Gain (Loss) Recognized in Income on Derivative(2)
Derivatives in SFAS No. 133 Cash Flow Hedges	Quarter Ended June 28, 2009	Quarter Ended June 29, 2008		Quarter Ended June 28, 2009	Quarter Ended June 29, 2008		Quarter Ended June 28, 2009	Quarter Ended June 29, 2008
Interest rate swaps	$62	$350	Interest expense	$—	$—	Other expenses	$—	$—
Forward foreign exchange contracts	(124)	(7)	Net sales	(105)	1	Cost of sales	(83)	—

	$(62)	$341		$(105)	$1		$(83)	$—

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

        The following table summarizes the impact of cash flow hedges on the Company's year-to-date consolidated statements of operations for the periods ending June 28, 2009 and June 29, 2008:

				Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss(1)
	Amount of Gain (Loss) Recognized in Other Comprehensive Loss(1)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss(1)				Amount of Gain (Loss) Recognized in Income on Derivative(2)
						Location of Gain (Loss) Recognized in Income on Derivative(2)
Derivatives in SFAS No. 133 Cash Flow Hedges	Year-To-Date June 28, 2009	Year-To-Date June 29, 2008		Year-To-Date June 28, 2009	Year-To-Date June 29, 2008		Year-To-Date June 28, 2009	Year-To-Date June 29, 2008
Interest rate swaps	$23	$350	Interest expense	$—	$—	Other expenses	$—	$—
Forward foreign exchange contracts	275	228	Net sales	(233)	69	Cost of sales	(327)	—

	$298	$578		$(233)	$69		$(327)	$—

(1)
Effective portion of gain (loss)

(2)
Ineffective portion of gain (loss)

11) Restructuring, Business Development, Start-up and Transition Costs

        Restructuring, business development, start-up and transition costs in the first six months of 2009 and 2008 include $143 and $483, respectively, related to the start-up of steel golf shaft manufacturing at the Company's recently acquired facility in Suzhou, China. Restructuring, business development, start-up and transition costs in the first six months of 2009 also reflect $2,089 related to cost reduction and restructuring efforts enacted in direct response to the weakening global economy and golf market. These costs include severance payments for terminated employees, medical and other benefit continuation during severance periods, and outplacement assistance for terminated senior level management employees. Restructuring, business development, start-up and transition costs in the first six months of 2009 also include $2,164 in legal and advisory fees related to restructuring the Company's debt. The costs are expensed as incurred and separately identified in the condensed consolidated statements of operations as a component of operating (loss) income.

        The following table provides the changes in the Company's accrual for severance benefits related to the 2009 restructuring efforts as described above:

	Quarter Ended June 28, 2009	Year-To-Date June 28, 2009
Balance at beginning of period	$1,091	$565
Liabilities accrued for severance benefits during the period	925	2,083
Severance benefits paid during the period	(681)	(1,313)

Balance at end of period	$1,335	$1,335

12) Recent Accounting Pronouncements

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is effective for financial statements issued for periods beginning after November 15, 2008, with early application encouraged. This statement amends and expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities,

TRUE TEMPER SPORTS, INC. AND SUBSIDIARIES
(A wholly-owned subsidiary of True Temper Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)
(Dollars in thousands unless otherwise indicated)

and other related literature. The Company adopted the provisions of SFAS No. 161 in the first quarter of 2009 and has included the required disclosures in Note 10 to the condensed consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The objective of this Statement is to replace SFAS No. 162 and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. This adoption of SFAS No. 168 is not expected to have a significant impact on the Company's financial statements.

        In June 2009, the FASB issued SFAS No. 165, Subsequent Events. The objective of this Statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 was adopted in the second quarter of 2009 and the Company has included the required disclosures in Note 13 to the condensed consolidated financial statements.

        In January 2009, the FASB issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (SFAS 107-1 and APB 28-1). This proposal amends FASB Statement No. 107, "Disclosures about Fair Values of Financial Instruments," to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements. This staff position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company adopted SFAS 107-1 and APB 28-1 in the second quarter of 2009 and has included the required disclosures in Note 9 to the condensed consolidated financial statements.

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

13) Subsequent Events

        As discussed in Note 7, on July 16, the Company entered into the second amendment of the forbearance agreement with all of the lenders in the Company's revolving credit facility and a majority of the lenders in the Company's 2006 Restated Credit Facility, extending the term of the forbearance agreement through August 17, 2009.

        Management performed an evaluation of the Company's activities through the filing of this Quarterly Report on Form 10-Q on August 12, 2009, and has concluded that there are no other significant subsequent events requiring recognition or disclosure through the date these condensed consolidated financial statements were issued.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the more detailed information in the True Temper Sports, Inc. annual consolidated financial statements, including the notes thereto, appearing in the 2008 annual report on Form 10-K, filed with the SEC on March 31, 2009.

Company Overview

        True Temper Sports, Inc. ("True Temper" or the "Company"), a wholly owned subsidiary of True Temper Corporation ("TTC"), is a leading designer, manufacturer and marketer of steel, composite, and multi-material golf club shafts for original equipment manufacturers ("OEMs") and distributors in the golf equipment industry. In addition, True Temper produces and sells a variety of performance sports products that offer high strength and tight tolerance tubular components to the bicycle, hockey and other recreational sports markets. In 2008, golf shaft sales represented 86% of total net sales, and performance sports sales represented 14%. During the first six months of 2009, net sales of performance sports products represented 17% of total net sales.

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

Results of Operations

        The following table sets forth the components of net loss as a percentage of net sales for the periods indicated:

	Quarter Ended		Year-To-Date
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.6	63.0	84.8	64.0

Gross profit	15.4	37.0	15.2	36.0
Selling, general and administrative expenses	14.1	11.9	15.1	11.3
Amortization of intangible assets	17.6	9.9	18.9	10.2
Restructuring, business development, start-up and transition costs	12.5	0.6	11.1	0.7

Operating (loss) income	(28.7)	14.7	(29.9)	13.8
Interest expense, net	30.7	15.0	30.9	16.1
Other expenses	0.1	0.1	0.1	0.1

Loss before income taxes	(59.6)	(0.4)	(60.8)	(2.3)
Income tax expense (benefit)	0.2	(0.1)	0.1	(0.0)

Net loss	(59.8)%	(0.3)%	(60.9)%	(2.3)%

        The amounts in above table may not foot due to rounding.

Second Quarter Ended June 28, 2009 Compared to the Second Quarter Ended June 29, 2008

        Net Sales for the second quarter of 2009 decreased approximately $16.5 million, or 43.8%, to $21.2 million from $37.7 million in the second quarter of 2008. Golf shaft sales decreased approximately $13.3 million, or 42.4%, to $18.0 million compared to the $31.3 million realized in the second quarter of 2008. The decrease in net sales is primarily related to a decrease in the unit volume of premium steel golf shafts due to a reduction in overall consumer discretionary spending associated with the current economic recession, combined with an overall reduction in the channel inventory located at both the retail and wholesale levels.

        Performance sports sales decreased approximately $3.3 million, or 50.7%, to $3.2 million from $6.5 million in the second quarter of 2008 primarily due to the economic and recessionary pressures described above. The decrease in performance sports sales in the second quarter of 2009 as compared to the second quarter of 2008 was also impacted by the timing of shipments, with stronger performance sports sales in the first quarter of 2009. On a year-to-date basis, performance sports sales are down 36.6%.

        Net sales to international customers decreased approximately $7.4 million, or 52.3%, to $6.6 million in the second quarter of 2009 from $14.0 million in the second quarter of 2008. This decrease is primarily related to a decrease in the unit volume of premium steel golf shafts due to a reduction in overall global consumer discretionary spending associated with the current economic recession.

        Gross Profit for the second quarter of 2009 decreased $10.7 million, or 76.6%, to $3.3 million from $14.0 million in the second quarter of 2008. Gross profit as a percentage of net sales decreased to 15.4% in the second quarter of 2009 from 37.0% in the second quarter of 2008. The decrease in gross profit as a percentage of net sales was driven by several factors, but resulted primarily from (i) fixed manufacturing costs being spread over significantly lower sales and production volumes in both the golf and performance sports segments, and (ii) the mix of products sold being more heavily weighted toward lower priced steel and graphite golf shafts which generally have lower overall margins. The Company has implemented a number of cost reduction initiatives intended to aggressively offset the negative impact to gross profit margins. In order to position the Company to meet the currently reduced demand for steel golf shafts, total U.S. workforce has been significantly reduced. In addition, the Company has instituted a number of fixed overhead cost reduction initiatives that are designed to remove $8.0 million in infrastructure costs on an annual basis. These reductions include position eliminations, utility and energy conservation programs, facility rationalization and freight program consolidation.

        Selling, General and Administrative Expenses ("SG&A") for the second quarter of 2009 decreased approximately $1.5 million, or 33.3%, to $3.0 million from $4.5 million in the second quarter of 2008. This decrease is primarily due to cost reduction programs in response to current economic conditions including reducing headcount, renegotiating lease and rental rates for certain of the Company's facilities, and reducing discretionary spending on items such as travel, entertainment, advertising and promotion. SG&A as a percentage of net sales increased to 14.1% from 11.9% in the second quarter of 2008 due to the decrease in net sales described above.

        Amortization of Intangible Assets was relatively stable at $3.7 million during the second quarter of both 2009 and 2008. Intangible assets were acquired in connection with (i) the Gilbert Global Acquisition in 2004, (ii) the acquisition of certain assets from Royal Precision in 2006, and (iii) the acquisition of CN Precision in 2007. Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.

        Restructuring, Business Development, Start-Up and Transition Costs for the second quarter of 2009 increased to $2.6 million from $0.2 million in the second quarter of 2008. The costs incurred in 2009 include (i) $0.9 million related to restructuring and cost reduction efforts enacted in direct response to the weakening global economy and golf market, including severance payments for terminated employees, as well as medical and other benefit continuation during severance periods, (ii) $1.6 million in legal and advisory fees related to restructuring the Company's debt, and (iii) $0.1 million in start-up related costs for the continued ramp-up of production of steel golf shafts in Suzhou, China.

        Operating (Loss) Income for the second quarter of 2009 decreased approximately $11.6 million, to an operating loss of $6.1 million from operating income of $5.5 million in the second quarter of 2008. This decrease reflects the impact from gross profit, SG&A, and restructuring, business development, start-up and transition costs described above.

        Interest Expense, Net for the second quarter of 2009 increased approximately $0.8 million, or 15.2%, to $6.5 million from $5.7 million in the first quarter of 2008. This increase was due primarily to an increase in the weighted average interest rate for the Company's variable and fixed rate debt as the Company has been incurring interest at default rates under its various debt agreements since March 15, 2009.

        Income Tax Expense (Benefit) increased in the second quarter of 2009 to income tax expense of less than $0.1 million, compared to an income tax benefit of slightly less than $0.1 million in the second quarter of 2008.

        Net Loss for the second quarter of 2009 increased to a net loss of $12.7 million as compared to a net loss of $0.1 million in the second quarter of 2008. This increase reflects the impact from gross profit, SG&A, restructuring, business development, start-up and transition costs, interest expense, and income tax expense (benefit) described above.

First Six Months Ended June 28, 2009 Compared to the First Six Months Ended June 29, 2008

        Net Sales for the first six months of 2009 decreased approximately $33.9 million, or 46.1%, to $39.7 million from $73.6 million in the first six months of 2008. Golf shaft sales decreased approximately $30.1 million, or 47.7%, to $33.1 million compared to the $63.2 million realized in the first six months of 2008. The decrease in net sales is primarily related to a decrease in the unit volume of premium steel golf shafts due to a reduction in overall consumer discretionary spending associated with the current economic recession, combined with an overall reduction in the channel inventory located at both the retail and wholesale levels.

        Performance sports sales decreased approximately $3.8 million, or 36.6%, to $6.6 million from $10.4 million in the first six months of 2008 primarily due to the economic and recessionary pressures described above.

        Net sales to international customers decreased approximately $12.1 million, or 46.7%, to $13.9 million in the first six months of 2009 from $26.0 million in the first six months of 2008. This decrease is primarily related to a decrease in the unit volume of premium steel golf shafts due to a reduction in overall global consumer discretionary spending associated with the current economic recession.

        Gross Profit for the first six months of 2009 decreased $20.5 million, or 77.3%, to $6.0 million from $26.5 million in the first six months of 2008. Gross profit as a percentage of net sales decreased to 15.2% in the first six months of 2009 from 36.0% in the first six months of 2008. The decrease in gross profit as a percentage of net sales was driven by several factors, but resulted primarily from (i) fixed manufacturing costs being spread over significantly lower sales and production volumes in both the golf and performance sports segments, and (ii) the mix of products sold being more heavily weighted toward lower priced steel and graphite golf shafts as well as performance sports products which generally have lower overall margins. The Company has implemented a number of cost reduction initiatives intended to aggressively offset the negative impact to gross profit margins. In order to position the Company to meet the currently reduced demand for steel golf shafts, total U.S. workforce has been significantly reduced. In addition, the Company has instituted a number of fixed overhead cost reduction initiatives that are designed to remove $8.0 million in infrastructure costs on an annual basis. These reductions include position eliminations, utility and energy conservation programs, facility rationalization and freight program consolidation.

        Selling, General and Administrative Expenses ("SG&A") for the first six months of 2009 decreased approximately $2.4 million, or 28.3%, to $6.0 million from $8.3 million in the first six months of 2008. This decrease is primarily due to cost reduction programs in response to current economic conditions including reducing headcount, renegotiating lease and rental rates for certain of the Company's facilities, and reducing discretionary spending on items such as travel, entertainment, advertising and promotion. SG&A as a percentage of net sales increased to 15.1% from 11.3% in the first six months of 2008 due to the decrease in net sales described above.

        Amortization of Intangible Assets was relatively stable at $7.5 million during the first six months of both 2009 and 2008. Intangible assets were acquired in connection with (i) the Gilbert Global Acquisition in 2004, (ii) the acquisition of certain assets from Royal Precision in 2006, and (iii) the acquisition of CN Precision in 2007. Intangible assets with definitive lives are being amortized using a straight-line method over periods from 2 to 59 years.

        Restructuring, Business Development, Start-Up and Transition Costs for the first six months of 2009 increased to $4.4 million from $0.5 million in the first six months of 2008. The costs incurred in 2009 include (i) $2.1 million related to restructuring and cost reduction efforts enacted in direct response to the weakening global economy and golf market, including severance payments for terminated employees, as well as medical and other benefit continuation during severance periods, (ii) $2.2 million in legal and advisory fees related to restructuring the Company's debt, and (iii) $0.1 million in start-up related costs for the continued ramp-up of production of steel golf shafts in Suzhou, China.

        Operating (Loss) Income for the first six months of 2009 decreased approximately $22.0 million, to an operating loss of $11.8 million from operating income of $10.2 million in the first six months of 2008. This decrease reflects the impact from gross profit, SG&A, and restructuring, business development, start-up and transition costs described above.

        Interest Expense, Net for the first six months of 2009 increased approximately $0.4 million, or 3.5%, to $12.2 million from $11.8 million in the first six months of 2008. This increase was due primarily to an increase in the weighted average interest rate for the Company's variable and fixed rate debt as the Company has been incurring interest at default rates under its various debt agreements since March 15, 2009.

        Income Tax Expense (Benefit) increased in the first six months of 2009 to income tax expense of less than $0.1 million, compared to an income tax benefit of slightly less than $0.1 million in the first six months of 2008.

        Net Loss for the first six months of 2009 increased to a net loss of $24.1 million as compared to a net loss of $1.7 million in the first six months of 2008. This increase reflects the impact from gross profit, SG&A, restructuring, business development, start-up and transition costs, interest expense, and income tax expense (benefit) described above.

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

        The 2006 Restated Credit Facility, the Second Lien, and the 8 3/8% Notes contain covenants and events of default, including substantial restrictions and provisions which, among other things, limit the Company's ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, make certain payments and dividends, or merge or consolidate. Furthermore, the 2006 Restated Credit Facility and the Second Lien require certain mandatory prepayments including payments from the net proceeds of certain asset sales and a portion of the Company's excess cash flows as defined within each credit agreement. The 2006 Restated Credit Facility and the Second Lien also require the Company to maintain certain specified financial ratios and tests including minimum interest coverage and fixed charge coverage ratios, and maximum leverage ratios. The Company was not in compliance with these ratios at June 28, 2009.

        Due to the current global economic and retail market conditions, and the resulting impact on the overall golf industry, the Company was in noncompliance of certain financial covenants under its 2006 Restated Credit Facility and Second Lien Credit Agreement as of March 29, 2009 and June 28, 2009; and as of March 16, 2009 the Company was in default on these credit agreements and its 8 3/8% Notes (as more fully described below). Effective March 16, 2009 the Company entered into a 90-day forbearance with all of the lenders in the Company's revolving credit facility, and a majority of the lenders in the Company's 2006 Restated Credit Facility. Under the terms of the forbearance, the lenders in the Company's revolving credit facility and 2006 Restated Credit Facility agreed not to exercise their rights as a result of this default through June 16, 2009, provided the Company adheres to the requirements of the forbearance terms. On June 16, 2009 the forbearance agreement was amended, extending the expiration of the forbearance period through July 16, 2009. On July 16, 2009, the forbearance agreement was amended again, extending the expiration of the forbearance agreement through August 17, 2009. Upon expiration of the forbearance period, the forbearance shall be immediately and automatically terminated and be of no further force or effect and the lenders may then exercise their rights under the lending agreements. The Company's non-compliance with the aforementioned covenants, decreasing revenues resulting from the current global economic downturn, and substantial annual cash interest payment requirements raise substantial doubt about its ability to continue as a going concern under its existing capital structure.

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

        The non-payment of interest under the Indenture also constituted an Event of Default under the Second Lien, giving the lenders the right to accelerate the repayment of amounts borrowed under the Second Lien together with accrued and unpaid interest thereon. The non-payment of principal under the 2006 Restated Credit Facility, if continued for 90 days after notice or if the maturity of principal of the 2006 Restated Credit Facility is accelerated, will also constitute an Event of Default under the Second Lien, giving the lenders the right to accelerate the repayment of amounts borrowed under the Second Lien together with accrued and unpaid interest thereon. Substantially all of the Company's assets are pledged as collateral under the 2006 Restated Credit Facility and the Second Lien.

        Due to the events of default described above, all of the Company's debt has been classified as a current liability on its condensed consolidated balance sheets as of June 28, 2009 and December 31, 2008.

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

Cash Flows from Operating Activities

        Net cash used in operating activities during the first six months of 2009 was $1.0 million, compared to cash flows provided by operating activities of $2.4 million during the first six months of 2008.

        The use of cash in operating activities of $1.0 million in the first six months of 2009 was primarily the result of $7.7 million in cash used in operations offset by an improvement in working capital of $6.7 million. The change in working capital consisted primarily of a decrease in inventories of $6.7 million associated with the Company's continued efforts to reduce its global stocking levels for all types of inventories, a decrease in accounts receivable of $2.0 million associated with a decrease in sales and increased collection efforts, offset by a decrease of $2.1 million in accounts payable in connection with lower levels of expenditures and material purchases.

        The source of cash from operating activities of $2.4 million during the first six months of 2008 was primarily the result of $7.9 million in cash generated from sales activities, offset by a use of cash in working capital of $5.5 million. The use of cash for working capital purposes related primarily to (1) an increase in trade accounts receivable of $4.7 million, or 22.2%, which was driven by the revenue increase in the first six months of 2008, and (2) an increase in inventory of $3.7 million, or 12.9%, which relates to both (i) the increase in sales during the first six months of 2008 and (ii) an increase in the inventory build programs with our key global golf OEMs.

Cash Flows from Investing Activities

        Cash flows from investing activities were a use of cash totaling $0.5 million during the first six months of 2009, and a use of cash totaling $1.3 million during the first six months of 2008. The use of cash in investing activities during the first six months of 2009 and 2008 related primarily to routine capital expenditures for machinery and equipment.

Cash Flows from Financing Activities

        Cash flows from financing activities were a use of cash totaling $0.4 million during the first six months of 2009, and a use of cash totaling $0.9 million in the first six months of 2008.

        The cash used by financing activities during the first six months of 2009 related primarily to principal payments of $0.2 million on the Company's bank debt.

        The cash used by financing activities during the first six months of 2008 related primarily to a distribution to the Company's parent company, True Temper Corporation, to facilitate a contractual equity repurchase associated with a severance arrangement.

Existing Contractual Cash Obligations

        The following table reflects the Company's contractual cash obligations for principal and interest payments on long-term debt, operating leases and purchase commitments as of June 28, 2009 (dollars in millions). Amounts reflected as Long-Term Debt are based on the original, contractual payment dates under the Company's various debt agreements. As described more fully in Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report, due to non-compliance with various covenants in the 2006 Restated Credit Facility and Second Lien, and the failure to make required principal and interest payments under the 2006 Restated Credit Facility and the 8 3/8% Notes, respectively, the lenders in each of these debt agreements have the right to accelerate the contractual repayment of amounts borrowed into calendar 2009. As a result, the Company's debt has been classified as current on its condensed consolidated balance sheets as of June 28, 2009 and December 31, 2008.

	Total	2009	2010 through 2011	2012 through 2013	Thereafter
Long-Term Debt(1 and 2)	$325.5	$38.5	$287.0	$—	$—
Operating Leases	4.2	0.6	2.3	1.3	—
Purchase Commitments(3)	0.4	0.4	—	—	—

Total(4)	$330.1	$39.5	$289.3	$1.3	$—

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

(3)
Amount represents the purchase commitments for natural gas used in the manufacture of steel golf shafts at the Amory, Mississippi facility. As of June 28, 2009, the Company had approximately $0.4 million in natural gas purchase contracts, all for calendar 2009.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

        The table below provides information about our debt obligations as of June 28, 2009 that are sensitive to changes in interest rates. The table presents cash flows and related weighted average interest rates at June 28, 2009 by expected maturity dates (dollars in millions). Expected maturity dates are based on the original, contractual payment dates under the Company's various debt agreements. As described more fully in Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report, due to non-compliance with various covenants in the 2006 Restated Credit Facility and Second Lien, and the failure to make required principal and interest payments under the 2006 Restated Credit Facility and the 8 3/8% Notes, respectively, the lenders in each of these debt agreements have the right to accelerate the contractual repayment of amounts borrowed into calendar 2009. As a result, the Company's debt has been classified as current on its condensed consolidated balance sheets as of June 28, 2009 and December 31, 2008.

	Expected Maturity Date
Long Term Debt	2009	2010	2011	2012	2013	Thereafter	Total
Fixed Rate 8 3/8% Senior Subordinated Notes	$—	$—	$125.0	$—	$—	$—	$125.0
Average Interest Rate(a)							9.38%
2006 Restated Credit Facility	17.8	71.1	13.0	—	—	—	$101.9
Average Interest Rate(b)(d)							7.50%
Second Lien	—	—	45.0	—	—	—	$45.0
Average Interest Rate(c)(d)							6.60%

(a)
Since the Company is in default under the 8 3/8% Notes, interest will be at the default rate of 9 3/8%.

(b)
Term loans under the 2006 Restated Credit Facility provide for interest at the Company's option at (1) the base rate of the bank acting as administrative agent plus 2.00% to 2.25%, or (2) under a LIBOR option with a borrowing rate of LIBOR plus 3.00% to 3.25%. Since the Company is in default under its various debt agreements, interest will be at the base rate plus the applicable base rate margin adder and a 2.00% default margin adder on its variable rate debt. Term loans include $17.1 million in revolving debt.

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

        The changes in the market value of Derivative Instruments hedging accounts receivable or cash denominated in foreign currency are recognized as a component of operating income during the period of the change, as they are marked to market on a monthly basis. The estimated fair value of the foreign currency hedges was a liability of $0.2 million at June 28, 2009.

        The following table summarizes the contractual notional amounts of True Temper's forward foreign exchange contracts as of June 28, 2009 (in U.S. dollars in millions):

Pound Sterling	$—
Yen	4.1

Total	$4.1

        Assuming a hypothetical 10% adverse change in all foreign currencies, with the resulting functional currency gains and losses translated into U.S. dollars at the spot rate, the loss in fair value of exchange contracts held on June 28, 2009, would be $0.5 million. Those losses would be offset, in part, by gains on the underlying receivables and cash being hedged.

        Information concerning the Company's market risks related to commodities is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2008 Annual Report on Form 10-K, as filed with the SEC on March 31, 2009. This information has been omitted from this report as there have been no material changes to the Company's risks related to commodities as of June 28, 2009.

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

        The non-payment of interest under the Indenture also constituted an Event of Default under the Second Lien, giving the lenders the right to accelerate the repayment of amounts borrowed under the Second Lien together with accrued and unpaid interest thereon. The non-payment of principal under the 2006 Restated Credit Facility, if continued for 90 days after notice or if the maturity of principal of the 2006 Restated Credit Facility is accelerated, will also constitute an Event of Default under the Second Lien, giving the lenders the right to accelerate the repayment of amounts borrowed under the Second Lien together with accrued and unpaid interest thereon. Substantially all of the Company's assets are pledged as collateral under the 2006 Restated Credit Facility and the Second Lien.

        The Company was in noncompliance of certain financial covenants under its 2006 Restated Credit Facility and Second Lien Credit Agreement as of March 29, 2009; and, as described above, as of March 16, 2009 the Company was in default on these credit agreements and its 8 3/8% Notes. The Company has negotiated the terms of a 90-day forbearance with all of the lenders in the Company's revolving credit facility, and a majority of the lenders in the Company's 2006 Restated Credit Facility. Under the terms of the forbearance, the lenders in the Company's revolving credit facility and 2006 Restated Credit Facility agreed not to exercise their rights as a result of this default through June 16, 2009, provided the Company adheres to the requirements of the forbearance terms. On June 16, 2009 the forbearance agreement was amended, extending the expiration of the forbearance period through July 16, 2009. On July 16, 2009, the forbearance agreement was amended again, extending the expiration of the forbearance agreement through August 17, 2009. Upon expiration of the forbearance period, the forbearance shall be immediately and automatically terminated and be of no further force or effect and the lenders may then exercise their rights under the lending agreements.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended June 28, 2009.

Item 5.    Other Information

        On August 12, 2009 William Lauder notified the Company of his resignation, effective immediately, as a director of True Temper, affording him the ability to focus on business affairs at Estee Lauder, where he was appointed Executive Chairman in July 2009.

Item 6.    Exhibits

10.1	First Amendment to Forbearance Agreement dated as of June 16, 2009, by and among True Temper Corporation, True Temper Sports, Inc., True Temper Sports-PRC Holdings, Inc., Credit Suisse and the lenders identified in the Amended and Restated Credit Agreement dated as of March 27, 2006 (amending and restating the Credit Agreement dated as of March 15, 2004) (as otherwise amended, restated, supplemented, waived, or otherwise modified from time to time).**
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

**
Filed herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2009.

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